Form 10-K
period 2018-09-30
Oaktree Strategic Income II, Inc.
filed 2018-12-20
CIK 1744179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 000-55975
Oaktree Strategic Income II, Inc.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or jurisdiction of incorporation or organization)	83-0566439 (I.R.S. Employer Identification No.)

333 South Grand Avenue, 28th Floor Los Angeles, CA (Address of principal executive office)	90071 (Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(213) 830-6300

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☒

As of September 30, 2018, there was no established public market for the registrant’s common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 19, 2018
Common stock, $0.001 par value	3,391,900

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein. The Company expects to hold its 2019 annual meeting of stockholders on March 12, 2019.

OAKTREE STRATEGIC INCOME II, INC.
FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2018

PART I

Item 1.     Business
General
Oaktree Strategic Income II, Inc. (the "Company", which may also be referred to as "we," "us" or "our") is structured as a closed-end investment company focused on lending to small-and medium-sized companies. We have elected to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Investment Company Act") and intend to elect to be treated, and to comply with the requirements to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the "Code").
We were formed on April 30, 2018 as a Delaware corporation and are externally managed by Oaktree Capital Management, L.P. (the "Adviser" or "Oaktree"). Our investment objective is to generate current income and long-term capital appreciation. We seek to achieve our investment objective without subjecting principal to undue risk of loss by investing primarily in situations where a company or its owners (a) are overleveraged or facing pressures to recapitalize, (b) are unable to access broadly syndicated capital markets, (c) are undervalued after having recently exited bankruptcy or completed a restructuring or (d) are otherwise affected by mispricings or inefficiencies in the capital markets or at different points throughout the credit cycle. See "Item 1A. Risk Factors – Risks Relating to Our Investments – Our investments in portfolio companies may be risky, and we could lose all or parts of our investments." We seek to generate revenues primarily in the form of interest income from the investments we hold. In conducting our investment activities, we believe that we benefit from the significant scale and resources of Oaktree and its affiliates.
We conduct private offerings (each, a “Private Offering”) of shares of our common stock (the "Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing of a Private Offering, each investor participating in that closing makes a capital commitment (each a “Capital Commitment”) to purchase shares of our Common Stock pursuant to a subscription agreement entered into with us in connection with its Capital Commitment (a "Subscription Agreement"). Investors are required to fund drawdowns to purchase shares of our Common Stock up to the amount of their respective Capital Commitments on an as-needed basis with a minimum of ten calendar days' prior notice (excluding the initial drawdown for each investor). The initial closing of a Private Offering occurred on August 6, 2018 (the "Initial Closing"). As of December 19, 2018, we raised $337.7 million in total Capital Commitments from investors in connection with Private Offerings. In the future, we may issue additional equity capital for investment purposes through closings under additional Private Offerings.
We commenced our loan origination and investment activities shortly after our initial capital drawdown from our non-affiliated investors (the "Initial Drawdown"). The proceeds from the Initial Drawdown provided us with the necessary seed capital to commence operations.
We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a BDC, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act. On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended Section 61(a) of the Investment Company Act to add a new Section 61(a)(2) that reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements, which we have made, and obtains certain approvals, which we have obtained. Accordingly, we are subject to an asset coverage requirement of 150%. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.
The following highlights illustrate our accomplishments since the commencement of our operations:
•As of December 19, 2018, we raised $337.7 million in total Capital Commitments, of which $67.5 million has been drawn down.
• As of September 30, 2018, we held $26.2 million in aggregate principal amount of debt investments.

•On October 16, 2018, we entered into a revolving credit agreement (the “Credit Agreement”) that provides for up to $100 million of borrowings.
On October 16, 2018, we entered into the Credit Agreement between us, as borrower, and City National Bank (“CNB”), as lender. The Credit Agreement provides for a senior secured revolving credit facility (the “Credit Facility”) of up to $100 million of borrowings, subject to borrowing base and other limitations, and bears interest at a rate equal to (a) the London Interbank Offered Rate (“LIBOR”) for the selected period plus 1.65% for LIBOR loans or (b) the prime rate of CNB minus 0.25% for prime rate loans. In addition, we may issue debt securities or preferred stock and/or borrow additional money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the Investment Company Act.
Our Adviser
Our investment activities are managed by our Adviser. Subject to the overall supervision of our board of directors, our Adviser manages our day-to-day operations and provides investment advisory services to us pursuant to the investment advisory agreement (the “Investment Advisory Agreement”) by and between our Adviser and us.
Our Adviser is a Delaware limited partnership registered with the SEC as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Adviser is a leading global investment management firm headquartered in Los Angeles, California, focused on less efficient markets and alternative investments. A number of our Adviser’s senior executives and investment professionals have been investing together for over 32 years and have generated impressive investment performance through multiple market cycles. As of September 30, 2018, our Adviser (together with its affiliates) had approximately $123.5 billion in assets under management1. Our Adviser emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high-yield debt and senior loans), control investing, real estate, convertible securities and listed equities.
Our Adviser’s primary firm-wide goal is to achieve attractive returns while bearing less than commensurate risk. Our Adviser believes that it can achieve this goal by taking advantage of market inefficiencies in which financial markets and their participants fail to accurately value assets or fail to make available to companies the capital that they reasonably require.
Our Adviser believes that its defining characteristic is its adherence to the highest professional standards, which has yielded several important benefits. First and foremost, this characteristic has allowed our Adviser to attract and retain an extremely talented group of investment professionals (the “Investment Professionals”). Further, it has permitted the investment team to build strong relationships with brokers, banks and other market participants. These institutional relationships have been instrumental in strengthening access to trading opportunities, to understanding the current market, and to executing the investment team’s investment strategies.
Our Adviser and its affiliates provide discretionary investment management services to other managed accounts and investment funds, which may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. The activities of such managed accounts and investment funds may raise actual or potential conflicts of interest. See “– Allocation of Investment Opportunities and Potential Conflicts of Interest” below and “Item 1A. Risk Factors – Risks Relating to Our Business and Structure – Conflicts of interest may exist from time to time between our Adviser and certain of its affiliates involved with us, which could impact our investment returns.”
Oaktree Senior Executives
Our Adviser’s current senior executives are Howard Marks, Bruce Karsh, Jay Wintrob, John Frank and Sheldon Stone. The original founders formed Oaktree in April 1995 after having managed funds in the high-yield bond, distressed debt, private equity and convertible securities areas of Trust Company of the West for approximately 10 years. The senior executives have led the investment of clients’ funds in the consistent, risk-controlled manner called for by our Adviser’s philosophy, generally resulting in an impressive track record, reduced risk and highly satisfied clients.
______________________
1 References to “assets under management” or “AUM” represent assets managed by our Adviser and a proportionate amount ($24.7 billion) of the AUM reported by DoubleLine Capital LP (“Doubleline”), in which our Adviser owns a 20% minority interest. Our Adviser’s methodology for calculating AUM includes (i) the net asset value of assets managed directly by our Adviser, (ii) the leverage on which management fees are charged, (iii) undrawn capital that our Adviser is entitled to call from investors in Oaktree funds pursuant to their capital commitments, (iv) for collateralized loan obligation vehicles (“CLOs”), the aggregate par value of collateral assets and principal cash, (v) for publicly-traded BDCs, gross assets (including assets acquired with leverage), net of cash, and (vi) our Adviser’s pro rata portion of the AUM reported by DoubleLine. Our Adviser’s calculation of AUM may differ from the calculations of other asset managers and, as a result, our Adviser’s measurements of AUM may not be comparable to similar measures presented by other asset managers. Our Adviser’s definition of AUM is not based on the definitions of AUM that may be set forth in agreements governing the investment funds, vehicles or accounts that it manages and is not calculated pursuant to regulatory definitions.

Oaktree’s Professionals
Our Adviser is dedicated to highly professional management in a limited number of specialized investment niches. Its strength is its staff of over 900 people, including more than 350 investment, legal and compliance professionals and over 400 administrative and marketing professionals as of September 30, 2018. The professionals are active in portfolio management, investment analysis, trading, legal, client service and administration. The Strategic Credit group has 21 investment professionals who focus on the investment strategy employed by our Adviser and certain of its affiliates.
Strategic Credit
Our Adviser officially launched its Strategic Credit strategy in early 2013 as a step-out from its Distressed Debt strategy, to capture attractive investment opportunities that appear to offer too little return for distressed debt investors, but may pose too much uncertainty for high-yield bond creditors. The strategy seeks to achieve an attractive total return by investing in public and private performing debt.
Strategic Credit focuses on U.S. and non-U.S. investment opportunities that arise from pricing inefficiencies that occur in the primary and secondary markets or from the financing needs of healthy companies with limited access to traditional lenders or public markets. Typical investments will be in high yield bonds and senior secured loans for borrowers that are in need of direct loans, rescue financings, or other capital solutions or that have had challenged or unsuccessful primary offerings.
The Strategic Credit investment team’s approach to investing includes:

•	Investing opportunistically in securities with compelling risk/return attributes due to negative events;

•	Performing deep fundamental industry-and company-specific research;

•	Maintaining contrarian viewpoints;

•	Limiting downside risks by investing on the basis of hard asset values, dependable cash flows or durable business franchises; and

•	Sustaining long-term, patient holding periods.
The Investment Professionals employ a fundamental, value-driven opportunistic approach to credit investing, which seeks to benefit from the resources, relationships and proprietary information of our Adviser’s global investment platform.
Oaktree’s Investment Approach
By implementing our investment strategy, the Investment Professionals seek to create value at all stages of the investing process. Our Adviser believes that the foundation for all investments, and the basis for the success that has been enjoyed by the Investment Professionals to date, is the thorough analysis of a company’s fundamentals and intrinsic value. The Investment Professionals start by capitalizing on investment opportunities (a) that they source or (b) that other Oaktree investment teams source but that do not meet their strategies’ return objectives. Next, the Investment Professionals execute trades in an attempt to obtain relatively low purchase prices that should provide additional “downside protection.” After an investment is made, the Investment Professionals monitor the progress of each investment, sometimes providing financial and strategic advice. Importantly, the Investment Professionals seek to determine the optimal time and strategy for exiting and maximizing the return on the investment.
Our Administrator
We entered into an administration agreement (the “Administration Agreement”) with Oaktree Fund Administration, LLC (the “Administrator”), a Delaware limited liability company and a wholly owned subsidiary of Oaktree. The principal executive offices of our Administrator are located at 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071. Pursuant to the Administration Agreement, our Administrator provides services to us, and we reimburse our Administrator for costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement and providing personnel and facilities thereunder.
In addition, our Administrator entered into a sub-administration agreement (the “Sub-Administration Agreement”) with State Street Bank and Trust Company (“State Street”), pursuant to which State Street provides for certain administrative and professional services.

Business Strategy
Our investment objective is to generate current income and long-term capital appreciation. Our Adviser intends to implement the following business strategy to achieve our investment objective:

•
Portfolio Positioning. Our Adviser intends to generate a competitive return on equity and sustainable, consistent dividends through (1) opportunistically investing across the capital structure, (2) seeking to take advantage of dislocations in financing markets and other situations that may benefit from our Adviser’s restructuring expertise and (3) generating capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions.

•
Emphasis on Proprietary Deals. Our Adviser is primarily focused on proprietary opportunities as well as partnering with other lenders as appropriate. Dedicated sourcing professionals of our Adviser are in continuous contact with financial sponsors and corporate clients to originate proprietary deals and seek to leverage the networks and relationships of Oaktree’s over 250 Investment Professionals with management teams and corporations to originate non-sponsored transactions. Since 2005, our Adviser has invested more than $11 billion in over 250 directly originated loans, and the Oaktree platform has the capacity to invest in large deals and to solely underwrite transactions.

•
Focus On Quality Companies And Extensive Diligence. Our Adviser seeks to maintain a conservative approach to investing with discipline around fundamental credit analysis and downside protection. Our Adviser intends to focus on companies with business models we expect to be resilient in the future, underlying fundamentals that will provide strength in future downturns, significant asset or enterprise value and seasoned management teams, although not all portfolio companies will meet each of these criteria. Our Adviser intends to leverage its deep credit and deal structuring expertise to lend to companies that have unique needs, complex business models or specific business challenges. Our Adviser conducts diligence on underlying collateral value, including cash flows, hard assets or intellectual property, and will typically model exit scenarios as part of the diligence process, including assessing potential “work-out” scenarios.

•
Disciplined Portfolio Management. Our Adviser monitors our portfolio on an ongoing basis to manage risk and take preemptive action to resolve potential problems where possible. Our Adviser intends to seek to reduce the impact of individual investment risks by limiting positions to no more than 5% of our portfolio after we have drawn down and invested our remaining Capital Commitments.

•
Manage Risk Through Loan Structures. Our Adviser seeks to leverage its experience in identifying structural risks in prospective portfolio companies and developing customized solutions in an effort to enhance downside protection where possible. Our Adviser has the expertise to structure comprehensive, flexible and customized solutions for companies of all sizes across numerous industry sectors. Our Adviser employs a rigorous due diligence process and seeks to include covenant protections designed to ensure that we, as the lender, can negotiate with a portfolio company before a deal reaches impairment. The Oaktree platform has the ability to address a wide range of borrower needs, with capability to invest across the capital structure and to fund large loans, and our Adviser pays close attention to market trends. Our Adviser provides certainty to borrowers by seeking to provide fully underwritten financing commitments and has expertise in both performing credit as well as restructuring and turnaround situations, which we expect will allow us to invest and lend during times of market stress when our competitors may halt investment activity.

Our Adviser’s emphasis is on fundamental credit analysis, consistency and downside protection, all of which are key tenets of its investment philosophy. We believe this philosophy strongly aligns with the interests of our stockholders. Our Adviser controls primarily for risk, rather than return. Although this may lead us to underperform in bullish markets, we expect that prudence across the economic cycle and limiting losses will allow us to achieve our investment objectives.
Investment Philosophy and Approach
Our investment objective is to generate current income and long-term capital appreciation. We seek to achieve our investment objective without subjecting principal to undue risk of loss by lending to and investing in the debt of public and private companies, primarily in situations where a company or its owners are (a) overleveraged or facing pressures to recapitalize, (b) unable to access broadly syndicated capital markets, (c) undervalued after having recently exited bankruptcy, completed a restructuring or are in a cyclically out-of-favor industry or (d) otherwise affected by mispricings or inefficiencies in the capital markets or at different points throughout the credit cycle.
We seek to invest opportunistically across asset classes and geographies and expect most of our investments to be in securities of eligible portfolio companies, in the form of senior loans, and to a lesser extent, high yield bonds where such companies are in need of direct loans, rescue financings or other capital solutions or that have had challenged or unsuccessful primary offerings. As of September 30, 2018, the fair value of our investment portfolio was $25.2 million and was comprised of investments in 16 portfolio companies. At fair value as of September 30, 2018, 87.4% of our portfolio consisted of senior secured loans, including 64.1% of first lien loans and 23.3% of second lien loans, and the remaining 12.6% of our portfolio consisted of unsecured debt investments.
Since we intend to be an opportunistic investment vehicle, the composition of our portfolio will change with market conditions. We may invest across the capital structure, in both liquid and illiquid securities and obligations, which the Investment Professionals believe should allow us to access attractive risk-reward opportunities as they arise.
Identification of Investment Opportunities
According to the National Center for the Middle Market, as of the third quarter of 2018, there were nearly 200,000 businesses with annual revenues of $10 million to $1 billion, which businesses represented one-third of private sector U.S. gross domestic product and accounted for approximately 47.9 million jobs in the United States and, according to the S&P Global Market Intelligence LCD Middle Market Review, during the first nine months of the 2018 calendar year, middle-market lending volume exceeded $20 billion for deal sizes of less than $350 million, much of which we believe has been used to finance leveraged buyouts, recapitalizations, capital expenditures and acquisitions. The Investment Professionals employ a rigorous process to identify and evaluate potential investments. Central to the Investment Professionals’ investment process is the goal of exploiting market dislocations and inefficiencies driven by macro factors, market-level changes and company characteristics.
Macro Factors
Macro factors that drive market dislocations occur throughout the global economy and include sovereign debt crises, political elections and other unexpected geopolitical events. These factors drive highly correlated “risk on” and “risk off” market swings and frequently result in the indiscriminate selling or buying of securities and obligations at prices that the Investment Professionals believe are well below or above their intrinsic values.
Market-Level Changes
Increased regulation of financial markets and its participants, such as Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), often reduce participation of traditional capital providers to only higher-quality and more liquid opportunities. The lower-rated portion of the market is often less efficiently priced due to limited capital availability, which allows for more attractive risk and return opportunities.
Company Characteristics
Company-specific factors that drive market dislocations include over-leveraged balance sheets, near-term liquidity or maturity issues, secular pressures on businesses, acute shock to company operations, asset-light businesses and new or relatively small issuers. These factors may result in mispriced securities or obligations or require a highly structured direct loan.
The Investment Professionals believe current market conditions give rise to two primary sources of investment opportunities with favorable risk-reward characteristics. The first source is private debt, which capitalizes on the Investment Professionals’ experience in negotiating and structuring complex debt investments. Private debt can include (a) loan portfolios that banks need to sell in response to regulatory capital pressure, (b) capital solutions, which involve customized, negotiated solutions for companies unable to access traditional syndicated loan and high yield markets, (c) rescue financings, which are transactions structured to provide liquidity to companies with overleveraged balance sheets, often on an urgent basis and (d) other direct loan investments to support acquisitions or capital projects that are unable to obtain financing via more traditional channels. Private debt investments may include making loans directly to U.S. and non-U.S. borrowers. Because non-U.S. entities are not eligible portfolio companies (as described below) and their securities are not Qualifying Assets, we do not expect investments in non-U.S. entities to be a large part of our portfolio. The second source is marketable securities or other forms of traded debt, which the Investment Professionals intend to purchase on the secondary market at prices they believe are below their intrinsic value. (See “Certain BDC Regulatory Considerations – Qualifying Assets” below). Once the Investment Professionals have identified a potential investment opportunity, they will evaluate the opportunity against the following investment criteria and guidelines. However, not all of these criteria will be met by each prospective portfolio company in which we invest.

•
Equity Cushion. We generally expect to invest in loans that have covenants that may help to minimize our risk of capital loss and meaningful equity investments in the portfolio company. We intend to target investments that have strong credit protections, including default penalties, information rights and affirmative, negative and financial covenants, such as limitations on debt incurrence, lien protection and prohibitions on dividends.

•
Sustainable Cash Flow. Our investment philosophy places emphasis on fundamental analysis from an investor’s perspective and has a distinct value orientation. We intend to focus on companies with significant asset or enterprise value in which we can invest at relatively low multiples of normalized operating cash flow. Additionally, we anticipate investing in companies with a demonstrated ability or credible plan to de-lever. Typically, we will not invest in start-up companies, companies having speculative business plans or structures that could impair capital over the long-term although we may target certain earlier stage companies that have yet to reach profitability.

•
Experienced Management Team. We generally will look to invest in portfolio companies with an experienced management team and proper incentive arrangements, including equity compensation, to induce management to succeed and to act in concert with our interests as investors.

•
Strong Relative Position In Its Market. We intend to target companies with what we believe to be established and leading market positions within their respective markets and well-developed long-term business strategies.

•
Exit Strategy. We generally intend to invest in companies that we believe will provide us with the opportunity to exit our investments in three to eight years, including through (1) the repayment of the remaining principal outstanding at maturity, (2) the recapitalization of the company resulting in our debt investments being repaid and (3) the sale of the company resulting in the repayment of all of its outstanding debt.

•
Geography. As a BDC, we will invest at least 70% of our investments in U.S. companies. To the extent we invest in non-U.S. companies, we intend to do so in accordance with Investment Company Act limitations and only in jurisdictions with established legal frameworks and a history of respecting creditor rights.

Investment Process
Our investment process consists of the following five distinct stages.
Source
Our Adviser's Strategic Credit group has dedicated sourcing professionals and also leverages its strong market presences and relationships across Oaktree’s global platform, which includes more than 250 highly-experienced Investment Professionals, to gain access to opportunities from advisers, sponsors, banks, management teams, capital raising advisers and other sources. Our Adviser is a trusted partner to financial sponsors and management teams based on its long-term commitment and focus on lending across economic cycles. We believe this will give us access to proprietary deal flow and "first looks" at investment opportunities and that we are well-positioned for difficult and complex transactions.
Screen Using Investment Criteria
We expect to be highly selective in making new investments. The initial screening process will typically include a review of the proposed capital structure of the portfolio company, including level of assets or enterprise value coverage, an assessment by our Adviser of the company’s management team and its equity ownership levels as well as the viability of its long-term business model, and a review of forecasted financial statements and liquidity profile. In addition, our Adviser may assess the prospect of industry or macroeconomic catalysts that may create enhanced value in the investment as well as the potential ability to enforce creditor rights, particularly where collateral is located outside of the United States.
Research
Prior to making any new investment, our Adviser intends to engage in an extensive due diligence process led by investment analysts assigned to each transaction. The analysts will assess a company’s management team, products, services, competitive position in its markets, barriers to entry and operating and financial performance, as well as the growth potential of its markets. In performing this evaluation, the analysts may use financial, descriptive and other due diligence materials provided by the target company, commissioned third party reports and internal sources, including members of the investment team, industry participants and experts with whom our Adviser has relationships. As part of the research process, our Adviser’s analysts typically perform a “what-if” analysis that explores a range of values for each proposed investment and a range of potential credit events.

Evaluate
Our Adviser assesses each potential investment through a rigorous, collaborative decision-making process. Our Adviser applies disciplined investment criteria and evaluates potential risk and reward of each investment with significant focus on downside risk. Our Adviser sizes investments at the portfolio level across a variety of characteristics, including based on the investment criteria described above.
Monitor
Our Adviser prioritizes managing risk. In managing our portfolio, our Adviser intends to monitor each portfolio company and be well-positioned to make hold and exit decisions when credit events occur, our collateral becomes overvalued or opportunities with more attractive risk/reward profiles are identified. Investment analysts will be assigned to each investment to monitor industry developments, review company financial statements, attend company presentations and regularly speak with company management. In circumstances where a particular investment is underperforming, our Adviser intends to employ a variety of strategies to maximize its recovery based on the specific facts and circumstances of the underperforming investment, including actively working with the management to restructure all or a portion of the business, explore the possibility of a sale or merger of all or a portion of the assets, recapitalize or refinance the balance sheet, negotiate deferrals or other concessions from existing creditors and arrange new liquidity or new equity contributions. We believe that our Adviser’s experience with restructurings and our access to our Adviser’s deep knowledge, expertise and contacts in the distressed debt area will help us preserve the value of our investments.
Monitoring and Sale of Investments
After an investment is made, the Investment Professionals closely monitor industry and company fundamentals and the risk-reward profile of the securities and obligations we hold, including where such securities or obligations sit in a company’s capital structure and the risk of any impairment to our holdings as a result of any refinancings or other restructurings or increased financial stress experienced by such company. Based on their monitoring, the Investment Professionals seek to determine the optimal time and strategy for exiting and maximizing the return on the investment, typically when prices or yields reach target valuations.
Valuation Procedures
We generally invest in debt securities issued by private middle-market companies. We are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by our board of directors, with the assistance of the Adviser. See “– Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investment Valuation” for a description of our investment valuation processes and procedures.
Investment Advisory Agreement
We entered into an Investment Advisory Agreement with our Adviser, an entity in which certain of the Investment Professionals may have indirect ownership and pecuniary interests.
In addition, our Adviser, the Investment Professionals, our executive officers and directors, and other current and future principals of our Adviser serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as we do and/or investment funds, accounts and other similar arrangements advised by Oaktree. An affiliated investment fund, account or other similar arrangement currently formed or formed in the future and managed by our Adviser or its affiliates may have investment objectives and strategies that overlap with ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, our Adviser and/or its affiliates may face conflicts of interest arising out of the investment advisory activities of our Adviser and other operations of Oaktree. See “– Allocation of Investment Opportunities and Potential Conflicts of Interest” below.
Our Adviser will not assume any responsibility to us other than to render the services described in, and on the terms of, the Investment Advisory Agreement, and will not be responsible for any action of our board of directors in declining to follow the advice or recommendations of our Adviser. Under the terms of the Investment Advisory Agreement, our Adviser (and its members (and their members, including the owners of their members), managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it) will not be liable to us for any action taken or omitted to be taken by our Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as our adviser (except to the extent specified in Section 36(b) of the Investment Company Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services). Absent willful misfeasance, bad faith or gross negligence in the performance of our Adviser’s duties or by reason of the reckless disregard of our Adviser’s duties and obligations under the Investment Advisory Agreement, we will provide indemnification from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by those described above in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or our security holders) arising out of or otherwise based upon the performance of any of our Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as our adviser.
Pursuant to the Investment Advisory Agreement, we are obligated to pay our Adviser a fee for investment advisory and management services consisting of two components – the Management Fee and the Incentive Fee (each as defined below). All Investment Professionals of the Adviser who provide investment advisory services to us will be compensated by the Adviser, as described below.
Management Fee
Prior to (i) the listing of our Common Stock on a national securities exchange or (ii) an initial public offering of our Common Stock that results in gross proceeds to us of at least $50 million and a listing of the Common Stock on a national securities exchange (each of (i) and (ii), a “Qualified Listing”), if any, our Adviser is entitled to receive quarterly in arrears a management fee (the “Management Fee”) equal to 1.00% per annum (the “Applicable Management Fee Percentage”) of our Gross Asset Value (as defined below); provided, that prior to a Qualified Listing, the Management Fee will not exceed 1.75% per annum of the Unleveraged Asset Value (as defined below). From and after the date of a Qualified Listing, if any, the Applicable Management Fee Percentage will increase to 1.50% per annum of our Gross Asset Value.
For purposes of calculating the Management Fee, the Gross Asset Value is determined by our board of directors (including any committee thereof). Until (a) August 6, 2019 or (b) the completion of a Qualified Listing, whichever occurs first, the Management Fee for each quarter is calculated based on our average Gross Asset Value at the end of each month during such calendar quarter (prior to taking into account any Incentive Fee); provided, that the Management Fee for our first calendar quarter is calculated based on our Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). Following (a) August 6, 2019 or (b) the completion of a Qualified Listing, whichever occurs first, the Management Fee for each quarter will be calculated based on our average Gross Asset Value at the end of such quarter and at the end of the preceding quarter (in each case, prior to taking into account any Incentive Fee); provided, that the Management Fee for the calendar quarter in which we consummate a Qualified Listing will be calculated based on our Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). The Unleveraged Asset Value will be determined in a manner consistent with the determination of Gross Asset Value.
The term “Gross Asset Value” means the value of our gross assets, determined on a consolidated basis in accordance with U.S. generally accepted accounting principles (“GAAP”), including portfolio investments purchased with borrowed funds and other forms of leverage, but excluding cash and cash equivalents.
The term “Unleveraged Asset Value” means the Gross Asset Value less our borrowings for investment purposes determined on a consolidated basis in accordance with GAAP (other than borrowings under our investor subscription credit facility that are repaid within 180 days following incurrence).
Incentive Fee
The Incentive Fee consists of two parts: the Investment Income Incentive Fee and the Capital Gains Incentive Fee (each defined below).
Investment Income Incentive Fee
The Investment Income Incentive Fee is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income, which means consolidated interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus the operating expenses accrued for the quarter (including the Management Fee, Company expenses and any interest expense or fees on any credit facilities or outstanding debt, but excluding the Incentive Fee). The Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount ("OID"), debt instruments with payment-in-kind ("PIK") interest and zero coupon securities), accrued income that has not yet been received in cash. (See "Item 1A. Risk Factors – Risks Relating to Our Investments – Our investments may include OID instruments, which involve a number of significant risks"). For the avoidance of doubt, the Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.50% per quarter (6% annualized) (the “Hurdle Rate”). We are obligated to pay our Adviser an Investment Income Incentive Fee each quarter as follows:

(a)	Hurdle Rate Return: No Investment Income Incentive Fee in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate;

(b)
Catch-Up: 100% of the Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than a 1.875% (7.5% annualized) rate of return on the value of our net assets in such calendar quarter (the “Catch-Up”), which is intended to provide our Adviser with 20% of the Pre-Incentive Fee Net Investment Income as if the Hurdle Rate did not apply, if the Pre-Incentive Fee Net Investment Income exceeds the Hurdle Rate in such calendar quarter; and

(c)
80/20 Split: 20% of the Pre-Incentive Fee Net Investment Income, if any, that exceeds a 1.875% (7.5% annualized) rate of return on the value of our net assets in such calendar quarter, so that once the Hurdle Rate is reached and the Catch-Up in (b) immediately above is achieved, 20% of the Pre-Incentive Fee Net Investment Income thereafter is allocated to our Adviser.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:
These calculations are prorated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. Investors should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the Hurdle Rate and may result in a substantial increase in the amount of Incentive Fees payable to our Adviser with respect to Pre-Incentive Fee Net Investment Income.
Capital Gains Incentive Fee
In addition to the Investment Income Incentive Fee described above, commencing as of December 31, 2018, our Adviser will be entitled to receive a Capital Gains Incentive Fee (as defined below). The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each year. The Capital Gains Incentive Fee will be equal to 20% of the realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee with respect to each of the investments in our portfolio, provided that the Capital Gains Incentive Fee determined as of December 31, 2018, if any, will be calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of the Initial Closing through the end of 2018 (the “Capital Gains Incentive Fee,” and together with the Investment Income Incentive Fee, the “Incentive Fee”).

Examples of Quarterly Incentive Fee Calculations
The figures provided in the following examples are hypothetical, are presented for illustrative purposes only and are not indicative of actual expenses or returns. Please refer to our SEC filings for information on actual expenses and returns.
Example 1: Income Related Portion of Incentive Fee(1):
Alternative 1 - Assumptions
Investment income (including interest, dividends, fees, etc.) = 1.25%.
Hurdle Rate(2) = 1.50%.
Management Fee(3) = 0.25%.
Other expenses (legal, accounting, custodian, transfer agent, etc.)(4) = 0.25%.
Pre-Incentive Fee Net Investment Income =
(investment income - (Management Fee + other expenses)) = 0.75%.
Pre-Incentive Net Investment Income does not exceed Hurdle Rate, therefore there is no Investment Income Incentive Fee.
Alternative 2 - Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.30%.
Hurdle Rate(2) = 1.50%.
Management Fee(3) = 0.25%.
Other expenses (legal, accounting, custodian, transfer agent, etc.)(4) = 0.25%.
Pre-Incentive Fee Net Investment Income =
(investment income - (Management Fee + other expenses)) = 1.80%
Catch-Up = 1.80% - 1.50% = 0.30%
Incentive Fee = 100% (1.80% - 1.50%) = 0.30%.

Alternative 3 - Assumptions
Investment income (including interest, dividends, fees, etc.) = 4.00%.
Hurdle Rate(2) = 1.50%.
Management Fee(3) = 0.25%.
Other expenses (legal, accounting, custodian, transfer agent, etc.)(4) = 0.25%.
Pre-Incentive Fee Net Investment Income =
(investment income - (Management Fee + other expenses)) = 3.50%.
Incentive Fee = 20% × Pre-Incentive Fee Net Investment Income, subject to “Catch-Up” (5).
Incentive Fee = (100% × “Catch-Up”) + (20% × (Pre-Incentive Fee Net Investment Income - 1.875%)).
Catch-Up = 1.875% - 1.50% = 0.375%.
Incentive Fee = (100% × 0.375%) + (20% × (3.50% - 1.875%))
= 0.375% + (20% × 1.625%)
= 0.375% + 0.325%
= 0.70%.

Example 2: Capital Gains Portion of Incentive Fee:
Alternative 1 - Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”).

•	Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million.

•	Year 3: FMV of Investment B determined to be $25 million.

•	Year 4: Investment B sold for $31 million.
The Capital Gains Incentive Fee, if any, would be:

•	Year 1: None.

•	Year 2: $6.0 million Capital Gains Incentive Fee, calculated as follows: $30 million realized capital gains on sale of Investment A multiplied by 20%.

•
Year 3: None; calculated as follows:(6) $5.0 million cumulative fee (20% multiplied by $25 million ($30 million cumulative capital gains less $5 million cumulative unrealized capital depreciation)) less $6.0 million (previous capital gains fee paid in Year 2).

•
Year 4: $200,000 Capital Gains Incentive Fee, calculated as follows: $6.2 million cumulative fee (20% multiplied by $31 million cumulative realized capital gains ($30 million from Investment A and $1 million from Investment B)) less $6.0 million (previous capital gains fee paid in Year 2).

Alternative 2 - Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”).

•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million.

•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million.

•	Year 4: FMV of Investment B determined to be $35 million.

•	Year 5: Investment B sold for $20 million.

The Capital Gains Incentive Fee, if any, would be:

•	Year 1: None.

•
Year 2: $5.0 million Capital Gains Incentive Fee, calculated as follows: 20% multiplied by $25 million ($30 million realized capital gains on sale of Investment A less $5 million unrealized capital depreciation on Investment B).

•
Year 3: $1.4 million Capital Gains Incentive Fee, calculated as follows: $6.4 million cumulative fee (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million cumulative unrealized capital depreciation)) less $5.0 million (previous capital gains fee paid in Year 2).

•
Year 4: $600,000 capital gains incentive fee, calculated as follows: $7.0 million cumulative fee (20% multiplied by $35 million cumulative realized capital gains) less $6.4 million (previous cumulative capital gains fee paid in Year 2 and Year 3).

•
Year 5: None. $5.0 million cumulative fee (20% multiplied by $25 million ($35 million cumulative realized capital gains less $10 million realized capital losses)) less $7.0 million (previous cumulative capital gains fee paid in Years 2, 3 and 4).

_________________
Notes:

1.
The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is expressed as a rate of return as of the beginning and the end of the immediately preceding calendar quarter. Solely for purposes of these illustrative examples, it has been assumed that we have not incurred any leverage. However, we expect to use leverage to partially finance our investments.

2.	Represents 6.0% annualized Hurdle Rate.

3.	Represents 1.00% annualized Management Fee.

4.	Hypothetical other expenses. Excludes organizational and offering expenses.

5.
The “Catch-Up” provision is intended to provide our Adviser with an Incentive Fee of approximately 20% on all of the Pre-Incentive Fee Net Investment Income, as if a Hurdle Rate did not apply, when the net investment income exceeds 1.875% in any calendar quarter.

6.
If the Investment Advisory Agreement is terminated on a date other than December 31 of any year, we may pay aggregate Capital Gains Incentive Fees that are more than the amount of such fees that would have been payable if the Investment Advisory Agreement had been terminated on December 31 of such year. This would occur if the FMV of an investment declined between the time the Investment Advisory Agreement was terminated and December 31.

Administration Agreement
Pursuant to the Administration Agreement, our Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to stockholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing the Net Asset Value (as defined below), overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement and providing personnel and facilities. The

Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party, by the vote of a majority of our outstanding voting securities, or by the vote of our directors or by our Administrator. Additionally, we bear all of the costs and expenses of any sub-administration agreements that our Administrator enters into.
The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Administration Agreement, our Administrator (and its officers, managers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with it, including without limitation its members, the Adviser and any person affiliated with its members or the Adviser, to the extent they are providing services for or otherwise acting on behalf of the Administrator, Adviser or us) will not be liable to us for any action taken or omitted to be taken by the Administrator in connection with the performance of any of its duties or obligations under the Administration Agreement or otherwise as administrator for us, and we will indemnify, defend and protect the Administrator (and its officers, managers, partners, agents, employees, controlling persons, members, and any other person or entity affiliated with the Administrator, including without limitation its members, the Adviser and any person affiliated with its members or the Adviser, to the extent they are providing services for or otherwise acting on behalf of the Administrator, Adviser or us) and hold them harmless from and against all damages, liabilities, fees, penalties, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by them in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or our security holders) arising out of or otherwise based upon the performance of any of our Administrator’s duties or obligations under the Administration Agreement or otherwise as our administrator.
Sub-Administration Agreement
The Administrator entered into a Sub-Administration Agreement with State Street (in such capacity, the “Sub-Administrator”). Pursuant to the Sub-Administration Agreement, the Sub-Administrator will provide certain administrative and professional services. The principal office of State Street is One Lincoln Street, Boston, MA 02111. State Street also serves as transfer agent and registrar.
Expenses
All personnel of the Adviser, when and to the extent engaged in providing investment advisory services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser and not by us. We bear all other costs and expenses of our organization, operations, administration and transactions, including (without limitation) fees and expenses relating to: (a) all costs, fees, expenses and liabilities incurred in connection with our formation and organization and the offering and sale of the Common Stock, including expenses of registering or qualifying securities held by us for sale and blue sky filing fees; (b) diligence and monitoring of our financial, regulatory and legal affairs, and, if necessary, enforcing rights in respect of investments (to the extent an investment opportunity is being considered for us and any other funds or accounts managed by the Adviser or its affiliates, the Adviser’s out-of-pocket expenses related to the due diligence for such investment will be shared with such other funds and accounts pro rata based on the anticipated allocation of such investment opportunity between us and the other funds and accounts); (c) the cost of calculating our Net Asset Value (as defined below) (including third-party valuation firms); (d) the cost of effecting sales and repurchases of shares of our Common Stock and other securities; (e) Management and Incentive Fees payable pursuant to the Investment Advisory Agreement; (f) fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms); (g) retainer, finder’s, placement, adviser, consultant, custodian, sub-custodian, transfer agent, trustee, disbursal, brokerage, registration, legal and other similar fees, commissions and expenses attributable to making or holding investments; (h) fees and expenses associated with marketing efforts (including travel and attendance at investment conferences and similar events); (i) allocable out-of-pocket costs incurred in providing managerial assistance to those portfolio companies that request it; (j) fees, interest and other costs payable on or in connection with any indebtedness; (k) federal and state registration fees and other governmental charges; (l) any exchange listing fees; (m) federal, state and local taxes; (n) independent directors’ fees and expenses; (o) brokerage commissions; (p) costs of proxy statements, stockholders’ reports and notices and any other regulatory reporting expenses; (q) costs of preparing government filings, including periodic and current reports with the SEC; (r) fidelity bond, liability insurance and other insurance premiums; (s) printing, mailing, independent accountants and outside legal costs; (t) costs of winding up and liquidation; (u) litigation, indemnification and other extraordinary or non-recurring expenses; (v) dues, fees and charges of any trade association of which we are a member; (w) research and software expenses, quotation equipment and services and other expenses incurred in connection with data services, including subscription costs, providing real-time price feeds, real-time news feeds, securities and company information, and company fundamental data attributable to such investments; (x) costs and expenses relating to investor reporting and communications; (y) all costs, expenses, fees and liabilities incurred in connection with a Liquidity Event (as defined below); (z) all other out-of-pocket expenses, fees and liabilities that are incurred by us or by the Adviser on our behalf or that arise out of our operation and activities, including expenses related to organizing and maintaining persons through or in which investments may be made and the allocable portion of any Adviser costs, including personnel, incurred in connection therewith; (aa) accounting expenses, including expenses associated with the preparation of our financial statements and tax information reporting returns and the filing of various tax withholding forms and treaty forms; (bb) the allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs; and (cc) all other expenses incurred by the Administrator, any affiliate of the Administrator or the Company in connection with administering our business, including payments under the Administration Agreement to the Administrator or any such affiliate in an amount equal to our allocable portion of overhead and other expenses incurred by the Administrator or such affiliate in performing its obligations and services under the Administration Agreement, such as rent and our allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by the Administrator or such affiliate for us. For the avoidance of doubt, we will bear our allocable portion of the costs of the compensation, benefits, and related administrative expenses (including travel expenses) of our officers who provide operational and administrative services under the Administration Agreement, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Administrator or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to us. We reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to our business and affairs and to acting on our behalf).
Competition
We operate in a highly competitive market for investment opportunities. We compete for investments with various other investors, such as other public and private funds, other BDCs, commercial and investment banks, commercial finance companies and to the extent they provide an alternative form of financing, private equity funds, some of which may be our affiliates. Other Oaktree funds may have investment objectives that overlap with ours, which may create competition for investment opportunities. Many competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures could impair our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities. See “Item 1A. Risk Factors – Risks Relating to Our Business and Structure – We operate in a highly competitive market for investment opportunities.”
Emerging Growth Company
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). As a result, we have taken advantage of the exemption under the JOBS Act for emerging growth companies that allows companies like us to temporarily forgo the auditor attestation requirements of the Sarbanes-Oxley Act. See “Item 1A. Risk Factors – Risks Relating to Our Business and Structure – We are an “emerging growth company,” and we do not know if such status will make our shares less attractive to investors.” We do not take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of an initial public offering, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of the Common Stock that is held by non-affiliates exceeds $700 million as of the end of the prior second fiscal quarter, and (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
Staffing
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided through the Administration Agreement and the Investment Advisory Agreement.

Private Offering
We have entered into separate Subscription Agreements with investors providing for the private placement of shares of our Common Stock pursuant to Private Offerings. The Subscription Agreement sets forth, among other things, the terms and conditions upon which the investors may purchase shares of Common Stock, the circumstances under which we may draw down capital from investors, certain covenants that all investors must agree to, and the remedies available to us in the event that an investor defaults on its obligation to make Capital Commitments. In addition, the Subscription Agreement includes a questionnaire designed to ensure that all investors are either (i) "accredited investors," as defined in Rule 501 of Regulation D under the Securities Act, or (ii) in the case of shares sold outside the United States, persons that are not "U.S. persons" in accordance with Regulation S under the Securities Act.
While we expect each Subscription Agreement to reflect the terms and conditions summarized in the following paragraphs, we reserve the right to enter into Subscription Agreements that contain terms and conditions not found in the Subscription Agreements entered into with other investors, subject to applicable law.
Closings
On August 6, 2018, we held our Initial Closing when we first accepted subscriptions for Common Stock from unaffiliated investors. We have held and may hold additional closings subsequent to the Initial Closing (each, a "Subsequent Closing") at the then-applicable price equal to the Net Asset Value (as defined below) per share of Common Stock as of the end of the most recent calendar quarter prior to the date of the applicable purchase, as determined by our board of directors (including any committee thereof) and subject to the limitations of Section 23 under the Investment Company Act (the "Purchase Price"); provided, however, in the event that the per share Net Asset Value is less than zero, as of the first capital drawdown date that occurs immediately following the Initial Closing, then solely for the purpose of such capital drawdown date, the Net Asset Value per share will be deemed to be $20.00. The Net Asset Value per share of our Common Stock in the Initial Drawdown was deemed to be $20.00.
Our "Net Asset Value" as of any date of determination is the value of all of our assets, including accrued interest, dividends and assets purchased with borrowings, less all of our liabilities, including accrued expenses, any reserves established by the Adviser in its discretion for contingent liabilities and any borrowings. The Net Asset Value is determined by our board of directors (including any committee thereof) as and when required under the Investment Company Act.
The Initial Closing and each Subsequent Closing are each referred to as a "Closing."

Capital Drawdowns
Investors are required to fund drawdowns up to 100% of the amount of their remaining respective Capital Commitments each time the Adviser delivers a drawdown notice, which will be issued at least ten calendar days prior to each funding. We may draw Capital Commitments from our stockholders at any time during the Investment Period (as defined below), unless the Investment Period is earlier terminated in connection with a Key Person Event (as defined below). All purchases will generally be made pro rata, in accordance with the remaining Capital Commitments of all investors, provided that new investors participating subsequent to the Initial Closing will make purchases of shares of Common Stock (each, a “Catch-Up Purchase”) on one or more dates to be determined by us. The aggregate purchase price of the Catch-Up Purchases will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same Net Contributed Capital Percentage (as defined below) to us as all investors whose subscriptions were accepted at previous Closings. Catch-Up Purchases are made at a per share price equal to the then-current net asset value per share of Common Stock (adjusted to appropriately reflect such investor’s pro rata portion of our initial organizational expenses) determined as described above.
“Net Contributed Capital Percentage” means, with respect to a Stockholder, the percentage determined by dividing such Stockholder’s Net Contributed Capital (as defined below) by such Stockholder’s Capital Commitment.
“Net Contributed Capital” means (i) the aggregate amount of capital contributions that have been made by all stockholders in respect of their shares of Common Stock less (ii) the aggregate amount of distributions categorized as Returned Capital (as defined below) made by us to all stockholders in respect of their shares of Common Stock. For the avoidance of doubt, Net Contributed Capital will not take into account distributions of our investment income (e.g., proceeds received in respect of interest payments, dividends or fees, net of expenses) to the stockholders. Net Contributed Capital with respect to a Stockholder will be calculated on the basis of such Stockholder’s capital contributions and distributions made to such Stockholder categorized as Returned Capital.
“Returned Capital” means (i) any portion of distributions made by us to a Stockholder during the Investment Period (as defined below) which represents (A) proceeds realized from the sale or repayment of any investment (as opposed to investment income) during the Investment Period (but not in excess of the cost of any such investment) or (B) a return of such

Stockholder’s capital contributions to us, as determined by the board of directors, and (ii) any amount drawn down by us from unused Capital Commitments to pay the Management Fee, Incentive Fee, organizational expenses or our expenses.
Drawdowns entitle stockholders to shares of Common Stock (which, for the avoidance of doubt, may be issued in fractional form to the extent required) at the then-applicable purchase price.
Investment Period
The investment period commenced on the Initial Closing and will continue until the earlier of the (a) completion of a Liquidity Event (as defined below), and (b) August 6, 2023 (the “Investment Period”), unless the Investment Period is earlier terminated in connection with a Key Person Event (as defined below).
A “Liquidity Event” means: at the discretion of our board of directors: (a) a Qualified Listing or (b) with the consent of a majority of outstanding shares of Common Stock not affiliated with the Adviser and in accordance with the applicable requirements of Delaware law, a corporate control transaction, which may include a strategic sale of the Company or all or substantially all of our assets to, or a merger with, another entity, or another type of corporate control event, which may include, but is not limited to, a transaction with an affiliated entity, including an affiliated BDC, for consideration in cash or publicly listed securities of such entity or a combination of cash and such publicly listed securities (each, a “Corporate Control Transaction”). If we do not complete a Liquidity Event on or prior to August 6, 2023, we will cease drawing Capital Commitments from stockholders except for Runoff Activities (as defined below) and distribute to stockholders the net proceeds we have received from all completed investments as they are liquidated. Stockholders will have no right to approve a Liquidity Event, including a merger or other transaction with an affiliate, except as required by applicable law.
In connection with the termination of the Investment Period, stockholders will automatically be released from any obligation to fund any undrawn Capital Commitments, except to the extent necessary (a) to fund the Management Fee and our other liabilities and expenses, including the repayment of our indebtedness and expenses expected to be incurred in connection with the wind-down of the Company, (b) to complete investments or funding obligations (including guarantees) that are the subject of a written commitment as of the end of the Investment Period (including investments providing for funding in phases), (c) to make “follow-on” investments (as defined below) in an aggregate amount not to exceed 20% of total Capital Commitments or undrawn Capital Commitments, whichever is less, (d) to fulfill obligations with respect to any purchase price due from an investor on a drawdown date that such investor fails to pay, or (e) as necessary for us to comply with applicable laws and regulations, including the Investment Company Act and the Code (collectively, “Runoff Activities”). “Follow-on investments” are investments, in respect of any portfolio company in which we have previously invested or in entities whose business is related to or complementary to that of an existing portfolio company, that the Adviser determines are appropriate or necessary for us to invest in for the purpose of preserving, protecting or enhancing the value of such prior investments.
Key Person Event
A key person event will occur if, during the Investment Period, Edgar Lee or his Qualified Replacement (as defined below, each a “Key Executive”) fails to remain actively involved in our investment activities (a “Key Person Event”). In the event of a Key Person Event, we will send written notice to stockholders within ten business days following such occurrence and the Investment Period will automatically be suspended (the “Suspension Period”) until the appointment of a Qualified Replacement or the reinstatement of the Investment Period by the directors, as described below, after which, in either case, the Suspension Period will terminate and the Investment Period will be reinstated. During the Suspension Period, stockholders will not be obligated to pay amounts due under drawdown notices that we may issue other than in respect of Runoff Activities. If during the 60-day period following the sending of written notice (the “Notice Period”), the Key Executive has not been replaced by a Qualified Replacement, we will convene a meeting of our directors who are not “interested persons” (as such term is defined in Section 2(a)(19) of the Investment Company Act) to be held not more than 30 calendar days following the expiration of the Notice Period for the purpose of determining whether the Investment Period will be continued. If a majority of such directors do not vote to approve the continuation of the Investment Period, then the Investment Period will terminate and the stockholders will thereafter be obligated to pay amounts due under drawdown notices that we may issue for Runoff Activities. For the avoidance of doubt, following the termination of the Investment Period pursuant to the foregoing, any unused Capital Commitment (other than any defaulted Capital Commitment) will automatically be reduced to zero, except to the extent necessary to pay amounts due under drawdown notices we may thereafter issue for Runoff Activities.
“Qualified Replacement” means a senior investment professional selected by the Adviser; provided that such replacement has been approved by either (a) a majority of the directors who are not “interested persons” (as such term is defined in Section 2(a)(19) of the Investment Company Act) or (b) the holders of a majority of our outstanding shares of Common Stock, and upon either such approval, such nominee will constitute a “Qualified Replacement.”

Company Term
Our term is perpetual. At the end of the Investment Period, if a Liquidity Event has not yet occurred, our board of directors (subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act) will use its best efforts to wind down and/or liquidate and dissolve the Company (subject to our right to engage in Runoff Activities as described in “– Investment Period” above) (the “Liquidation Period”).
Our board of directors may elect to dissolve and wind up the Company earlier if we have disposed of all of our assets.
Transfer of Our Common Stock
Prior to a Liquidity Event, stockholders generally may not sell, assign, transfer, grant a security interest over or otherwise dispose of their Common Stock or their Capital Commitment (“Transfer”) unless (a) we (and, if required by our lending arrangements, our lenders) give consent, (b) the Transfer is made in accordance with applicable securities laws and (c) the Transfer otherwise complies with the restrictions in the Subscription Agreement.
In addition, pursuant to the Subscription Agreement, following a Qualified Listing, investors will also be restricted from selling or disposing of their Common Stock for a period of time specified in the Subscription Agreement. More specifically, the Subscription Agreement provides that, following a Qualified Listing and continuing to and including the second anniversary of the completion of the Qualified Listing, a Stockholder may not Transfer its Common Stock or announce an intention to do so. Notwithstanding the foregoing, the Stockholder may, without any further action on our part (but subject to any underwriters’ lock-up or other contractual restriction the Stockholder may be or become a party to), beginning on the date that is 180 calendar days after the Qualified Listing, Transfer Common Stock in transactions exempt from registration under the Securities Act (pursuant to Rule 144 or otherwise), provided that the number of shares of Common Stock so Transferred (a) may not exceed 25% of the Stockholder’s shares of Common Stock owned as of the completion of the Qualified Listing prior to 365 days after the completion of the Qualified Listing, (b) may not exceed 50% of the Stockholder’s shares of Common Stock owned as of the completion of the Qualified Listing prior to 540 days after the completion of the Qualified Listing, and (c) may not exceed 75% of the Stockholder’s shares of Common Stock owned as of the completion of the Qualified Listing prior to 720 days after the completion of the Qualified Listing; and provided, further, that any Common Stock owned by the Stockholder as of the completion of the Qualified Listing not previously Transferred may be Transferred commencing 720 days after the completion of the Qualified Listing.
Allocation of Investment Opportunities and Potential Conflicts of Interest
Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our Adviser’s affiliates. For example, Oaktree presently serves as the investment adviser to Oaktree Strategic Income, LLC (“OSI I”), which is a private fund, Oaktree Strategic Income Corporation (“OCSI”) and Oaktree Specialty Lending Corporation (“OCSL”), both of which are publicly traded business development companies. OSI I, OCSI and OCSL have historically invested in debt and debt-like instruments similar to those we target for investment. Therefore, there may be certain investment opportunities that satisfy our investment criteria and that of OSI I, OCSI and OCSL. OSI I, OCSI and OCSL each operate as distinct and separate entities, and any investment in the Common Stock will not be an investment in OSI I, OCSI or OCSL. In addition, all of our executive officers serve in substantially similar capacities for OCSI and OCSL. Accordingly, our executive officers may have obligations to investors in those entities, the fulfillment of which might not be in our best interests or the best interests of our stockholders. For example, the personnel of the Adviser may face conflicts of interest in the allocation of investment opportunities to us, OSI I, OCSI and OCSL.
Oaktree has investment allocation guidelines that govern the allocation of investment opportunities among us and the other investment funds and accounts managed or sub-advised by Oaktree and its affiliates (collectively, the “Other Oaktree Funds”). To the extent an investment opportunity is appropriate for us and any of the Other Oaktree Funds, Oaktree will adhere to its investment allocation guidelines in order to determine a fair and equitable allocation.
We may invest alongside the Other Oaktree Funds in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such Other Oaktree Funds consistent with guidance promulgated by the staff of the SEC permitting us and such Other Oaktree Funds to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price or terms related to price.

In addition, on October 18, 2017, our Adviser received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is Oaktree or an investment adviser controlling, controlled by or under common control with Oaktree, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or BDC’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief (the “Exemptive Relief”). Each potential co-investment opportunity that falls under the terms of the Exemptive Relief and is appropriate for us and any affiliated fund or account, and satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size, and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at our Adviser.
Although Oaktree will endeavor to allocate investment opportunities in a fair and equitable manner, we and our stockholders could be adversely affected to the extent investment opportunities are allocated among us and the Other Oaktree Funds. We might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Oaktree and its affiliates. Oaktree is committed to treating all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds or accounts receive allocations where others do not.
Pursuant to the Investment Advisory Agreement, our Adviser’s liability is limited and we are required to indemnify our Adviser against certain liabilities. This may lead our Adviser to act in a riskier manner in performing its duties and obligations under the Investment Advisory Agreement than it would if it were acting for its own account, and creates a potential conflict of interest.
Pursuant to the Administration Agreement, our Administrator furnishes us with the facilities and administrative services necessary to conduct our day-to-day operations. We will pay the Administrator its allocable portion of overhead and other expenses incurred in performing its obligations under the Administration Agreement. This arrangement creates conflicts of interest that our board of directors must monitor.
Election to be Taxed as a Regulated Investment Company
We intend to elect to be treated, and to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not be required to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of the Company’s “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses (the “Annual Distribution Requirement”).
If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We are subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.
We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, and on which we paid no federal income tax, in preceding years.
In order to maintain our qualification as a RIC for federal income tax purposes, we must, among other things:

•	at all times during each taxable year, have in effect an election to be treated as a BDC under the Investment Company Act;

•
derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities (including loans), gains from the sale of stock or other securities or currencies, or other income derived with respect to our business of investing in such stock, securities or currencies and (b) net income derived from an interest in a “qualified publicly traded partnership;” (the “90% Gross Income Test”) and

•	diversify our holdings so that at the end of each quarter of the taxable year:

◦
(i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of its assets or more than 10% of the outstanding voting securities of the issuer; and

◦
(ii) no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (b) the securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (c) the securities of one or more “qualified publicly traded partnerships” ((i) and (ii) collectively, the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with increasing interest rates or debt instruments issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.
We may have difficulty satisfying the diversification requirements as we liquidate our portfolio following the Investment Period, given that we will not be making additional investments. Though we generally will not lose our status as a RIC as long as we do not acquire any non-qualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of non-qualifying securities or other property.
Because we use debt financing, we are subject to certain asset coverage ratio requirements under the Investment Company Act described above and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources or are otherwise limited in our ability to make distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (a) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (b) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (c) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (d) cause us to recognize income or gain without a corresponding receipt of cash; (e) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (f) adversely alter the characterization of certain complex financial transactions; or (g) produce income that will not be qualifying income for purposes of the 90% gross income test described above. We will monitor our transactions and may make certain tax elections in order to mitigate the potential adverse effect of these provisions.
If, in any particular taxable year, we do not qualify as a RIC, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to stockholders, and distributions will be taxable to the stockholders as ordinary dividends to the extent of our current and accumulated earnings and profits.
Certain BDC Regulatory Considerations
We have elected to be a BDC under the Investment Company Act, and intend to elect to be taxed as a RIC. As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters.
The Investment Company Act further requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the Investment Company Act. In addition, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by a vote of a majority of the outstanding voting securities, as required by the Investment Company Act. A majority of the outstanding voting securities of a company are defined under the Investment Company Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.
We will generally not be able to issue and sell our Common Stock at a price below Net Asset Value per share. We may, however, sell our Common Stock, or warrants, options or rights to acquire our Common Stock, at a price below the then-current Net Asset Value of our Common Stock if the following conditions, among others, are satisfied: (i) a majority of our stockholders and a majority of our stockholders that are not our affiliates approve such sales within one year immediately prior to such sales and (ii) a majority of our directors who are not "interested persons" of the Company as that term is defined in the Investment Company Act and a majority of our directors who have no financial interest in the transaction determine that such sales are in the best interests of the Company and its stockholders.
Investment Restrictions
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under such limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject stockholders to additional indirect expenses. None of the policies described above are fundamental and each such policy may be changed without Stockholder approval, subject to any limitations imposed by the Investment Company Act. Our investment portfolio is also subject to certain source-of-income and asset diversification requirements by virtue of its intended status to be a RIC for U.S. tax purposes. See “– Election to be Taxed as a Regulated Investment Company” above for more information.
We may not acquire any assets other than Qualifying Assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are Qualifying Assets, and we will offer, and must provide upon request, significant managerial assistance to our portfolio companies that constitute Qualifying Assets.
The limitations set forth above will not apply to any equity or debt securities issued by a special purpose vehicle where the equity of such special purpose vehicle is majority-owned by us or Other Oaktree Funds. Compliance with the foregoing investment limitations will be measured at the time of investment and will not be affected by (a) subsequent fluctuations in the value of such investment or in our total assets, (b) subsequent conversion or exchange transactions or (c) other subsequent events or circumstances.
The SEC has granted the Adviser and certain affiliates Exemptive Relief. Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in co-investment transactions.
In addition to co-investing pursuant to the Exemptive Relief, we may invest alongside affiliates or their affiliates in certain circumstances where doing so is consistent with applicable law and current regulatory guidance. For example, we may invest alongside such investors consistent with guidance promulgated by the SEC staff permitting us and an affiliated person to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that we negotiate no term other than price. We may, in certain cases, also make investments in securities owned by affiliates that we acquire from non-affiliates. In such circumstances, our ability to participate in any restructuring of such investment or other transaction involving the issuer of such investment may be limited, and as a result, we may realize a loss on such investments that might have been prevented or reduced had we not been restricted in participating in such restructuring or other transaction.
Qualifying Assets
Under the Investment Company Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the Investment Company Act, which are referred to as Qualifying Assets, unless at the time the acquisition is made, Qualifying Assets represent at least 70% of the BDC’s total assets. The principal categories of Qualifying Assets relevant to our business are the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the Investment Company Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and

(c)	satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iv.	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

(2)	Securities of any eligible portfolio company which we control.

(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
Managerial Assistance to Portfolio Companies
In addition, a BDC must have been organized under the laws of, and have its principal place of business in, any state or states within the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, a BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. However, when a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance includes any arrangement whereby a BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
Temporary Investments
Pending investment in other types of Qualifying Assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment (collectively, “temporary investments”) so that 70% of our assets are Qualifying Assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Indebtedness and Senior Securities
Consistent with applicable legal and regulatory requirements, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Common Stock if we meet an asset coverage ratio, as calculated as provided in the Investment Company Act, of at least 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we may be prohibited from making distributions to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We would also be permitted to borrow amounts up to 5% of the value of our total assets for generally up to 60 days for temporary purposes without regard to asset coverage.
Other
We may be subject to periodic examination by the SEC for compliance with the Investment Company Act.
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or the stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
We and our Adviser will each be required to adopt and implement written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.
Code of Ethics
We have adopted a joint code of ethics with OCSL and OCSI pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel and the personnel of our Adviser. The code of ethics generally does not permit investments by our and our Adviser’s personnel in securities that may be purchased or sold by us. We hereby undertake to provide a copy of this code to any person, without charge, upon request. Requests for a copy of this code may be made in writing addressed to Oaktree Strategic Income II, Inc., 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to our Adviser. The proxy voting policies and procedures of our Adviser are set forth below. These guidelines are reviewed periodically by our Adviser and our independent directors, and, accordingly, are subject to change.
An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, our Adviser recognizes that it must vote portfolio securities in a timely manner free of conflicts of interest and in the best interests of its clients.
These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
Our Adviser will vote proxies relating to our portfolio securities, if any, in what it perceives to be the best interest of our stockholders. Our Adviser will review on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on portfolio securities held by us. Although our Adviser will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there are compelling long-term reasons to do so.
Our Adviser’s proxy voting decisions will be made by officers who are responsible for monitoring each of our investments. To ensure that the vote is not the product of a conflict of interest, our Adviser will require that: (1) anyone involved in the decision-making process disclose to the Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how our Adviser intends to vote on a proposal, in order to reduce any attempted influence from interested parties.
Stockholders may obtain information regarding how we voted proxies by making a written request for proxy voting information to: Oaktree Strategic Income II, Inc., c/o Oaktree Capital Management, L.P., 333 South Grand Avenue 28th Floor, Los Angeles, CA 90071.

Privacy Principles
We endeavor to maintain the privacy of our stockholders and to safeguard their non-public personal information. The following information is provided to help stockholders understand what non-public personal information we collect, how we protect that information and why, in certain cases, we may share that information with select other parties.
We may collect non-public personal information about stockholders from our subscription agreements or other forms, such as name, address, account number and the types and amounts of investments, and information about transactions with us or our affiliates, such as participation in other investment programs, ownership of certain types of accounts or other account data and activity. We may disclose the non-public personal information that we collect from our stockholders or former stockholders, as described above, to our affiliates and service providers and as allowed by applicable law or regulation. Any party that receives this information from us is permitted to use it only for the services required by us and as allowed by applicable law or regulation, and is not permitted to share or use this information for any other purpose. We permit access only by authorized personnel who need access to that non-public personal information to provide services to us and the stockholders. We also maintain physical, electronic and procedural safeguards for non-public personal information that are designed to comply with applicable law.
Reporting Obligations
We furnish our stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.
We do not maintain a website and therefore do not make available through a website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports on Forms 3 and 4 regarding directors, officers or 10% beneficial owners of us, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act or other reports we file with the SEC. We will provide, however, electronic or paper copies of our filings free of charge upon request to Oaktree Strategic Income II, Inc., 333 South Grand Avenue 28th Floor, Los Angeles, CA 90071.
The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC such as the Company.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•
pursuant to Rule 13a-14 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer will be required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports will be required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•
pursuant to Rule 13a-15 under the Exchange Act, our management will be required to prepare a report regarding its assessment of our internal control over financial reporting starting with our annual report on Form 10-K for the fiscal year ending September 30, 2019 and (starting from the later of the date on which we cease to be an emerging growth company under the JOBS Act and have become an "accelerated filer" under the Exchange Act and when we file our annual report on Form 10-K for the fiscal year ended September 30, 2019) must obtain an audit performed by our independent registered public accounting firm of the effectiveness of the Company's internal control over financial reporting. Foregoing the attestation requirement may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected; and

•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

RISK FACTORS
Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our Net Asset Value and the trading price of our securities could decline, and you may lose part or all of your investment.
Risks Relating to Our Business and Structure

We are a new company and have limited operating history. Investors have limited information to evaluate historical data or assess any of our investments.

Although Oaktree employs experienced professionals who have successfully pursued an investment strategy substantially similar to ours, we are a new company with limited operating history, and as a result, we have minimal financial information on which investors can evaluate an investment in us or our prior performance. The results of any other businesses or companies that have or have had an investment objective which is similar to, or different from, our investment objective are not indicative of the results that we may achieve. We expect to have a different investment portfolio from other businesses or companies. Accordingly, our results may differ from and are independent of the results obtained by such businesses or companies. No assurance can be given that we will be successful in obtaining suitable investments or that, if the investments are made, our investment objective will be achieved. There can be no assurance that any Stockholder will receive any proceeds from us. Accordingly, an investment should only be considered by persons that can afford a loss of their entire investment. Stockholders must rely on us and the Adviser to implement investment policies, to evaluate all investment opportunities and to structure the terms of investments rather than evaluating investments in advance.

We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of stockholders’ investments could decline substantially or that stockholders’ investments could become worthless. We anticipate, based on the amount of proceeds raised in the Initial Closing or Subsequent Closings, that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments. In order to comply with the RIC diversification requirements during the startup period, we may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we seek to receive in respect of suitable portfolio investments. We may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions we expect to pay when our portfolio is fully invested. We will pay the Management Fee to the Adviser throughout this interim period irrespective of performance. If the Management Fee and other expenses exceed the return on the temporary investments, our equity capital will be eroded.
We face risks associated with the deployment of our capital.

In light of our need to be able to deploy capital quickly to capitalize on potential investment opportunities or to establish reserves for anticipated debts, liabilities or obligations, including liquidity needs, we may hold cash in money market investments pending deployment into other investments, the amount of which may at times be significant. While the duration of any such holding period is expected to be relatively short, in the event we are unable to find suitable investments, such money market investments may be held for longer periods, which would be dilutive to overall investment returns. It is not anticipated that the temporary investment of such cash into money market investments will generate significant interest, and stockholders should understand that such low interest payments on the temporarily invested cash may adversely affect our overall returns.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. We expect to continue to use leverage to partially finance our investments, through borrowings from banks and other lenders, which will increase the risks of investing in our Common Stock, including the likelihood of default. We borrow under our Credit Facility, and may issue other debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause Net Asset Value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. To the extent we incur additional leverage, these effects would be further magnified, increasing the risk of investing in us. Such a decline could negatively affect our ability to make Common Stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.
Our indebtedness could adversely affect our business, financial conditions or results of operations.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Credit Facility or otherwise in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before it matures. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.
Changes in interest rates may increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.

Interest rate fluctuations may have a substantial negative impact on our investments and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments that we hold that earn fixed interest rates and also could increase our interest expense, thereby decreasing net income.

For any loans the we own that bear interest at floating interest rates, interest rate increases will increase the interest obligations owed by the related borrowers. As prevailing interest rates increase, some borrowers may not be able to make the increased interest payments or to refinance their balloon and bullet loans, resulting in payment defaults. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Oaktree expects that many of our debt investments will include floating interest rates that reset on a periodic basis and typically do not require the borrowers to pay down the outstanding principal of such debt prior to maturity. These features of our debt investments will increase our risk of losing a substantial amount of our investments if borrowers are unable to pay the increased interest resulting from these reset provisions or if borrowers are unable to repay or refinance their debts at maturity.

Conversely, if interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require Oaktree and the Investment Professionals to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans.

In addition, to the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income to the extent we use debt to finance investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.

As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association (“BBA”) member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make or that impose limits on our ability to pledge a significant amount of our assets to secure loans or that restrict the operations of a portfolio company, any of which could harm us and our stockholders and the value of our investments, potentially with retroactive effect. For example, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which influences many aspects of the financial services industry, have been amended or repealed and the Code has been substantially amended and reformed. Any amendment or repeal of legislation, or changes in regulations or regulatory interpretations thereof, could create uncertainty in the near term, which could have a material adverse impact on our business, financial condition and results of operations.

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of our Adviser to other types of investments in which our Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
We are dependent upon our Adviser for future success.

Our success depends in substantial part on the management, skill and acumen of the Adviser and the Investment Professionals. Investment in the Common Stock is a passive investment, and stockholders have no opportunity to control our day-to-day operations, including investment and disposition decisions. The Adviser and the Investment Professionals evaluate, negotiate, structure, execute, monitor and service our investments. Subjective decisions made by Oaktree may cause us to incur losses or to miss profit opportunities on which we would otherwise have capitalized. In order to safeguard their limited liability for our liabilities and obligations, stockholders must rely entirely on the Adviser to conduct and manage our affairs. stockholders have no direct rights against third parties engaged by Oaktree in respect of us.

The Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of the Investment Professionals in adequate number and of adequate sophistication to match the corresponding flow of transactions. There can be no assurance that the Investment Professionals (including the Key Executives) and such other professionals will continue to be employed by Oaktree. The loss of any of the Investment Professionals and other professionals could have a material adverse effect on us. Moreover, certain of the Investment Professionals are also responsible for investing and managing the capital of certain Other Oaktree Funds, which require that such Investment Professionals devote considerable time to such Other Oaktree Funds instead of us. The Adviser may need to hire, train, supervise and manage new investment professionals to participate in the investment selection and monitoring process and may not be able to find investment professionals in a timely manner or at all.

In addition, our Adviser may resign on 60 days’ notice. If we are unable to quickly find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, our operations are likely to experience a disruption and our ability to achieve our investment objective and pay distributions would likely be materially and adversely affected.

Conflicts of interest may exist from time to time between our Adviser and certain of its affiliates involved with us, which could impact our investment returns.

Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by Oaktree’s affiliates. For example, Oaktree presently serves as the investment adviser to OSI I, OCSI and OCSL. OSI I, OCSI and OCSL have historically invested in debt and debt-like instruments similar to those we target for investment. Therefore, there may be certain investment opportunities that satisfy the investment criteria for OSI I, OCSI, OCSL and us. OSI I, OCSI and OCSL each operate as distinct and separate entities, and any investment in Common Stock will not be an investment in OSI I, OCSI or OCSL. In addition, all of our executive officers serve in substantially similar capacities for OCSI and OCSL. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our best interests or the best interests of the stockholders. For example, the personnel of the Adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds and accounts.

Oaktree has investment allocation guidelines that govern the allocation of investment opportunities among the investment funds and accounts managed or sub-advised by Oaktree and its affiliates. To the extent an investment opportunity is appropriate for us, OSI I, OCSI or OCSL or any of the Other Oaktree Funds, Oaktree will adhere to its investment allocation guidelines in order to determine a fair and equitable allocation.

We may invest alongside funds and accounts managed or sub-advised by our Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price or terms related to price.

In addition, on October 18, 2017, our Adviser received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is Oaktree or an investment adviser controlling, controlled by or under common control with Oaktree, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or BDC’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the Exemptive Relief. Each potential co-investment opportunity that falls under the terms of the Exemptive Relief and is appropriate for us and any affiliated fund or account, and satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at the Adviser. Although Oaktree will endeavor to allocate investment opportunities in a fair and equitable manner, we and the stockholders could be adversely affected to the extent investment opportunities are allocated to other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser. We might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Oaktree and its affiliates. Oaktree seeks to treat all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds or accounts receive allocations where others do not.

Pursuant to the Investment Advisory Agreement, our Adviser’s liability is limited and we are required to indemnify our Adviser against certain liabilities. This may lead our Adviser to act in a riskier manner in performing its duties and obligations under the Investment Advisory Agreement than it would if it were acting for its own account, and creates a potential conflict of interest.

Pursuant to the Administration Agreement, our Administrator furnishes us with the facilities, including our principal executive office, and administrative services necessary to conduct our day-to-day operations. We pay our Administrator our allocable portion of overhead and other expenses incurred by our Administrator or such affiliate in performing its obligations and services under the Administration Agreement, such as rent and our allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by our Administrator or such affiliate for us. This arrangement creates conflicts of interest that our board of directors must monitor.

Our Adviser may face conflicts of interest in choosing our service providers and financing sources, and certain service providers may provide services to our Adviser or Other Oaktree Funds on more favorable terms than those payable by us.

Conflicts of interest may exist with respect to the Adviser’s selection of brokers, dealers and transaction agents and counterparties (collectively, “Broker-Dealers”) and financing sources for the execution of our transactions. When engaging the services of Broker-Dealers and financing sources, the Adviser may, subject to best execution, take into consideration a variety of factors, including, to the extent applicable, the ability to achieve prompt and reliable execution, competitive pricing, transaction costs, operational efficiency with which transactions are effected, access to deal flow and precedent transactions, and the financial stability and reputation of the particular Broker-Dealer, as well as other factors that the Adviser deems appropriate to consider under the circumstances. Broker-Dealers and financing sources may provide other services that are beneficial to Oaktree and their affiliates, but that are not necessarily beneficial to us, including capital introductions, other marketing assistance, client and personnel referrals, consulting services, and research-related services. These other services and items may influence the Adviser’s selection of Broker-Dealers and financing sources.

Oaktree personnel may work on other projects and conflicts may arise in the allocation of personnel between us and other projects.
Our Adviser and its affiliates will devote such time as they deem necessary to conduct our business affairs in an appropriate manner. However, Oaktree personnel may work on matters related to Other Oaktree Funds and other Oaktree-managed strategies.

We operate in a highly competitive market for investment opportunities.
We operate in a highly competitive market for investment opportunities. We compete for investments with various other investors, such as other public and private funds, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity funds, some of which may be our affiliates. Other funds may have investment objectives that overlap with ours, which may create competition for investment opportunities. Many competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, and may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships. Furthermore, many competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures could impair our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities.

We may be subject to risks in connection with our origination activities.
The market for originating debt and equity financing is highly competitive, and we may be unable to compete effectively with other market participants for origination opportunities. We may compete for opportunities with public and private investment funds, commercial and investment banks and commercial finance companies. In general, the corporate, non-mortgage debt and equity origination markets present relatively low barriers to entry, and significant competition is likely.
Many current and potential competitors in the debt and equity origination business are much larger than our expected size and, accordingly, have far greater financial, technical, marketing and other resources. We are subject to various elements of competition, including interest rates and financing costs; origination standards; convenience; customer service; the size, term and seniority of financing arrangements; and marketing and distribution channels. Price pressure from competitors (including market participants that are not directly originating loans) may cause us to lower the interest rates that we charge borrowers, which consequently may lower the value of our loans. Further, if competitors adopt less stringent loan origination standards in order to maintain their loan origination volume, we may elect to do so as well. If we adopt less stringent loan origination standards, we will bear increased risk for each loan originated under such less stringent standards, which may not be compensated by an increase in price. Alternatively, we may determine not to adopt less stringent origination standards in this competitive environment, which decision may result in a loss of market share. Increased pressure on pricing and origination opportunities likely would reduce the volume and quality of our origination activity and materially adversely affect us. In particular, from time to time there may be influxes of capital directed at lending to smaller borrowers, which may result in a tendency by the highest quality borrowers to borrow from sources other than us such that our origination opportunities and our eventual portfolio include a disproportionate number of lower quality borrowers or issuers, exacerbating some of the risks outlined here.
Some competitors may have higher risk tolerances or different risk assessments than we do, thereby allowing such competitors to achieve a broad diversification of investments and to establish more relationships than we are able to establish. Some competitors may have a lower cost of funds and access to more stable funding sources that are not available to us. These competitive pressures could have a material adverse effect on us.
When we originate a loan, we expect to rely significantly upon representations made by the borrower. There can be no assurance that such representations are accurate or complete, or that any due diligence by the Investment Professionals would identify any misrepresentation or omission. Any misrepresentation or omission by a borrower to which we originate a loan may adversely affect the valuation of the collateral underlying the loan, or may adversely affect our ability to perfect or foreclose on a lien on the collateral securing the loan, or may result in our liability to a subsequent purchaser of the loan.
Finally, under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.
Our Incentive Fee may induce our Adviser to pursue speculative investments.
The fact that the Incentive Fee is based on our performance may create an incentive for Oaktree to make investments on our behalf that are riskier or more speculative than would be the case in the absence of the Incentive Fee. The way in which the Incentive Fee is determined may encourage Oaktree to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase our likelihood of default, which would disfavor stockholders, and could result in higher investment losses, particularly during economic downturns.

In addition, the Investment Income Incentive Fee payable to Oaktree is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as OID, debt instruments with PIK interest and zero coupon securities and obligations. This fee structure may be considered to involve a conflict of interest for Oaktree to the extent that it may encourage Oaktree to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Oaktree may have an incentive for us to invest in deferred interest securities or obligations in circumstances where it would not have done so but for the opportunity to continue to earn the Investment Income Incentive Fee even when the issuers of the deferred interest securities or obligations would not be able to make actual cash payments on such securities and obligations. Moreover, certain of the types of investments within our investment objective, such as PIK “toggle” debt, may result in a PIK election, which may have the simultaneous effect of increasing the assets under management, thereby increasing the Management Fee, and increasing investment income, thus increasing the Incentive Fee.

This risk could be increased because Oaktree is not obligated to reimburse us for any distributions of Incentive Fees previously received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued. Thus, while the stockholders will share in both the risks and rewards of investing in such instruments, Oaktree will not share in such risks.

In the event that losses are allocated to us for a given annual period, Oaktree is not required to reduce the Incentive Fee credited for prior annual periods. Stockholders should also be aware that a rise in the general level of interest rates can generally be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for the Hurdle Rate to be met or exceeded and may result in a substantial increase of the amount of Incentive Fee payable to Oaktree with respect to the Investment Income Incentive Fee without a corresponding increase in performance relative to the market as a whole.

No index will be used as a comparative measure of investment performance as a basis for calculating the Incentive Fee.

In addition, Oaktree will be entitled to the portion of the Incentive Fee for each fiscal quarter in an amount equal to a percentage of the excess of Pre-Incentive Fee Net Investment Income for that quarter above a threshold return for that quarter. For these purposes, Oaktree’s Pre-Incentive Fee Net Investment Income excludes realized capital gains, realized capital losses, unrealized capital appreciation and unrealized capital depreciation that we may incur in the fiscal quarter, even if such capital losses result in a net loss for us for that quarter. Thus, we may be required to pay Oaktree the Incentive Fee for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. If we pay an Incentive Fee of 20% of realized capital gains (net of all realized capital losses on a cumulative basis and unrealized capital depreciation) and thereafter experience additional realized capital losses or unrealized capital depreciation, we will not be able to recover any portion of the Incentive Fee previously paid.

Our Management Fee may induce our Adviser to incur leverage.
Oaktree’s Management Fee is based on our Gross Asset Value, including assets purchased with borrowed amounts. The Adviser may, therefore, be incentivized to increase such borrowing to increase the Management Fee. Under certain circumstances, the use of increased leverage may increase the likelihood of default, which would disfavor stockholders.

Regulations governing our operation as a BDC and RIC affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.
In order to qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute to our stockholders at least 90% of our taxable income each taxable year, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we would be subject to income taxes at the corporate rate on such deemed distributions on behalf of our stockholders.

As a BDC, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the Investment Company Act, equals at least 150% after such incurrence or issuance. These requirements limit the amount that we may borrow, may unfavorably limit our investment opportunities and may reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which could prohibit us from paying distributions and could prevent us from being subject to tax as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations.

Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We generally are not able to issue or sell Common Stock at a price below the then-current Net Asset Value per share of Common Stock, which may be a disadvantage as compared with other public companies or private investment funds. We may, however, sell Common Stock, or warrants, options or rights to acquire Common Stock, at a price below the then-current Net Asset Value per share of Common Stock if the following conditions, among others, are satisfied: (1) a majority of our stockholders and a majority of our stockholders that are not our affiliates approve such sales within one year immediately prior to such sales and (ii) a majority of our independent directors and a majority of our directors who have no financial interest in the transaction determine that such sales are in the best interests of the Company and its stockholders.

Also, any amounts that we use to service our indebtedness or senior securities would not be available for distributions to stockholders. Furthermore, as a result of issuing indebtedness or senior securities, stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.

If we issue preferred stock, the preferred stock would rank “senior” to the Common Stock, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for stockholders or otherwise be in their best interest.

If we raise additional funds by issuing more Common Stock or issuing senior securities convertible into, or exchangeable for, Common Stock, the percentage ownership of then-existing stockholders may decline at that time and such stockholders may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on terms favorable to us or at all.

In addition, we may in the future seek to securitize our portfolio securities to generate cash for funding new investments. To securitize loans, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and would retain all or a portion of the equity in the subsidiary. An inability to successfully securitize our loan portfolio could limit our ability to grow our business or fully execute our business strategy and may decrease our earnings, if any. The securitization market is subject to changing market conditions and we may not be able to access this market when we would otherwise deem appropriate. Moreover, the successful securitization of our portfolio might subject us to losses as the residual investments in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The Investment Company Act also may impose restrictions on the structure of any securitization.

Our board of directors may change our investment objective, operating policies and strategies without prior notice and without stockholder approval.
Our board of directors has the authority to modify or waive our current investment objective, operating policies and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, Net Asset Value and operating results. However, the effects might be adverse, which could negatively impact our ability to pay distributions and cause stockholders to lose part or all of their investment.

We are an “emerging growth company,” and we do not know if such status will make our shares less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. As a result, we have taken advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We cannot predict if investors will find the Common Stock less attractive because we rely on this exemption. If some investors find the Common Stock less attractive as a result, there may be less of an interest in investing. We did not take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of an initial public offering, (ii) in which we have total annual gross revenue of at least $1 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of the Common Stock that is held by non-affiliates exceeds $700 million as of the end of the prior second fiscal quarter, and (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Future control deficiencies could prevent us from accurately and timely reporting our financial results.

We may identify deficiencies in our internal control over financial reporting in the future, including significant deficiencies and material weaknesses. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Failure to identify deficiencies in our internal control over financial reporting in a timely manner or remediate any deficiencies, or the identification of material weaknesses or significant deficiencies in the future could prevent us from accurately and timely reporting our financial results.

Certain provisions of our amended and restated certificate of incorporation (the "Certificate of Incorporation") and our amended and restated bylaws (the "Bylaws", and together with the Certificate of Incorporation, the "Governing Documents") and the Delaware General Corporation Law (“DGCL”), as well as other aspects of our structure, could deter takeover attempts and have an adverse impact on the price of the Common Stock following a Qualified Listing, if any.
Our Governing Documents, as well as the DGCL, contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. Among other things, the Governing Documents:

•	provide that our board of directors is classified, which may delay the ability of holders of Common Stock to change the membership of a majority of our board of directors;

•	do not provide for cumulative voting;

•
provide that vacancies on our board of directors, including newly created directorships, may be filled only by a majority vote of remaining directors then in office (even if they constitute less than a quorum), or by a sole remaining director, subject to any applicable requirements of the Investment Company Act and the rights of any holders of preferred stock;

•	provide that our board of directors may be removed only for cause, and only by a supermajority vote of the stockholders entitled to elect such directors;

•	provide that, following a Qualified Listing, stockholders may only take action at an annual or special meeting, and may not act by written consent;

•	restrict stockholders’ ability to call special meetings; and

•	require a vote of 75% of stockholders to effect certain amendments to our Governing Documents.

We have provisions comparable to those of Section 203 of the DGCL. These provisions generally prohibit us from engaging in mergers, business combinations and certain other types of transactions with “interested stockholders” (generally defined as persons or entities that beneficially own 15% or more of our voting stock), other than certain exempt parties, for a period of three years following the date the person became an interested stockholder unless, (a) prior to such stockholder becoming an interested stockholder, our board of directors has approved the “business combination” that would otherwise be restricted or the transaction that resulted in the interested stockholder becoming an interested stockholder, (b) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting securities outstanding at the time the transaction commenced, excluding for purposes of determining the voting securities outstanding (but not the outstanding voting securities owned by the interested stockholder) those shares owned by persons who are our directors and also officers or (c) the business combination has been approved by our board of directors and 66 2/3% of its outstanding shares of Common Stock (other than Common Stock owned by the interested stockholder). Such provisions may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of Common Stock the opportunity to realize a premium over the market price for the Common Stock following an initial public offering of the Common Stock, if any. In addition, certain aspects of our structure may have the effect of discouraging a third party from making an acquisition proposal for us.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to the Adviser’s or our operations, a compromise or corruption of the Adviser’s or our confidential information or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and are expected to continue to increase in frequency and severity in the future. The information and technology systems of Oaktree, its affiliates, portfolio companies, issuers and service providers may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors or malfeasance by their respective professionals or service providers, power, communications or other service outages, and catastrophic events such as fires, tornadoes, floods, hurricanes, earthquakes or terrorist incidents. If unauthorized parties gain access to such information and technology systems, or if personnel abuse or misuse their access privileges, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to stockholders (and their beneficial owners) and material non-public information. Although Oaktree has implemented, and portfolio companies, issuers and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Oaktree does not control the cyber security plans and systems put in place by third party service providers, and such third party service providers may have limited indemnification obligations to Oaktree, its affiliates, us, the stockholders and/or a portfolio company, each of whom could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified in a timely manner or at all, even with sophisticated prevention and detection systems. This could potentially result in further harm and prevent such breaches from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in Oaktree’s, its affiliates’, our and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders (and their beneficial owners), material non-public information and the intellectual property and trade secrets and other sensitive information of Oaktree and/or portfolio companies or issuers. Oaktree, we and/or a portfolio company could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance.

Investors in shares of our Common Stock may fail to fund their Capital Commitments when due.
If a stockholder fails to pay installments of its Capital Commitment to us when due, and if the contributions made by non-defaulting stockholders and borrowings by us are inadequate to cover the defaulted contribution, we may be unable to pay our obligations when due. As a result, we may be subjected to significant penalties that could materially adversely affect the returns to the stockholders (including non-defaulting stockholders).

Certain investors are limited in their ability to make significant investments in us.
As long as the Common Stock is not treated as a “publicly-offered security” for purposes of the Employment Retirement Income Security Act of 1974, as amended ("ERISA"), our Adviser intends that our assets should not be deemed to constitute “plan assets” subject to ERISA or Section 1975 of the Code by limiting investments in us by “benefit plan investors” (as defined in section 3(42) of ERISA and the regulations that may be promulgated thereunder) to less than 25% of the total value of any outstanding class of our capital stock. Were our assets to be treated as “plan assets,” we could, among other things, be subject to certain restrictions on our ability to carry out our activities as described herein.

We cannot guarantee that we will be able to obtain various required licenses in U.S. states or in any other jurisdiction where it may be required in the future.
Certain federal and local banking and other regulatory bodies or agencies inside or outside the United States may require us and/or our Adviser to obtain licenses or similar authorizations to engage in various types of lending activities, including investment in senior loans. Such licenses or authorizations may take a significant amount of time to obtain, and may require the disclosure of confidential information regarding us, a stockholder in us or our respective affiliates, including financial information and/or information regarding officers and directors of such investor, and we may or may not be willing or able to comply with these requirements. In addition, there can be no assurance that any such licenses or authorizations would be granted or, if so, would not impose restrictions on us. Alternatively, the Adviser may be able to structure our potential investments in a manner which would not require such licenses and authorizations, but which would be inefficient or otherwise disadvantageous for us and/or the borrower. The inability of us or the Adviser to obtain such licenses or authorizations, or the structuring of an investment in an inefficient or otherwise disadvantageous manner, could adversely affect the Adviser’s ability to implement the strategy for us and our results.

Changes in tax laws or tax treaties could adversely affect our results of operations and financial condition.
The jurisdictions in which we may invest impose taxes on the types of income such as dividends, interest and in some instances, capital gains. In addition, changes in the tax laws or tax treaties (or their interpretation) of the countries in which we invest may severely and adversely affect our ability to efficiently realize income or capital gains and may subject us or the stockholders to tax and return filing obligations in such countries. The tax consequences applicable to a stockholder will depend upon the particular situation of such stockholder.

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to qualify as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.
Although we intend to elect to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, there can be no assurances that we will be able to qualify for and maintain RIC status. To obtain and maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to stockholders, we must, among other things, meet the Annual Distribution Requirement, the 90% Gross Income Test and the Diversification Tests (each as defined and explained more fully in Part I, Item 1 of this Form 10-K "Business – Election to be Taxed as a Regulated Investment Company.").

If we fail to qualify for or maintain our RIC status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes). In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to stockholders, which could have a material adverse effect on our financial performance. For additional discussion regarding the tax implications of a RIC, see Part I, Item 1 of this Form 10-K "Business – Election to be Taxed as a Regulated Investment Company."

Risks Relating to Our Investments
We invest primarily in privately owned small- and medium-sized companies, which involve a number of significant risks.

We invest primarily in privately owned small- and medium-sized companies. Investments in these types of companies pose a number of significant risks. For example, such companies: (a) have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress; (b) may have limited financial resources and may be unable to meet their obligations under the debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment; (c) may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns; (d) are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on us; (e) may have less predictable operating results, may from time to time be parties to litigation, may be engaged in volatile businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and (f) are not subject to the Exchange Act and other regulations that govern public companies, and therefore provide little information to the public. In addition, we, Oaktree and its directors, executive management team and members and the Investment Professionals may, in the ordinary course of business, be named as defendants in litigation arising from our investments in such portfolio companies.

Also, investments in such companies tend to be less liquid. See “– We invest in illiquid investments and may experience difficulty in selling those investments in a timely manner at the price that we believe the investments are worth.”

Finally, as noted above, little public information generally exists about privately owned companies, and these companies may not have third-party debt ratings or audited financial statements. Stockholders, therefore, must rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and stockholders may lose money on our investments.
Our investments in portfolio companies may be risky, and we could lose all or parts of our investments.

We may invest in “high yield” bonds (which are often referred to as “junk” bonds) and preferred securities that, if rated, may be rated in the lower rating categories, including non-investment grade, by the various credit rating agencies or comparable non-rated securities. Securities in the lower-rated categories and comparable non-rated securities are subject to greater risk of loss of principal and interest than higher-rated and comparable non-rated securities and are generally considered to be predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal. Such issuers typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of financial risk. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Because investors generally perceive that there are greater risks associated with the lower-rated and comparable non-rated securities, the yields and prices of such securities may be more volatile than those for higher-rated and comparable non-rated securities. The market for lower-rated and comparable non-rated securities is thinner, often less liquid and less active than that for higher-rated or comparable non-rated securities, and the market prices of such securities are subject to erratic and abrupt movements. The spread between bid and asked prices for such securities may be greater than normally expected. Such factors can adversely affect the prices at which these securities can be sold and may even make it difficult to sell such securities.

Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy proceedings.

Our portfolio securities typically do not have a readily available market price and, in such a case, we value these securities at fair value as determined in good faith under procedures adopted by our board of directors, which valuation is inherently subjective and may not reflect what we may actually realize from the sale of the investment.

Valuations of our portfolio, which will affect the amount of the Management Fee and Incentive Fee and our performance results, may involve uncertainties and judgmental determinations. As a BDC, we are required to account for our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. Typically, there is not a public market for the securities of the privately held companies in which we invest. As a result, we value these securities quarterly at fair value as determined in good faith by or under the direction of our board of directors. The fair value of such securities may change, potentially materially, between the date of the fair value determination by the board of directors and the release of the financial results for the corresponding period or the next date at which fair value is determined.

The process of valuing securities for which reliable market quotations are not available is based on inherent uncertainties, and the resulting values may differ from values that would have been determined had a ready market existed for such securities and may differ from the prices at which such securities may ultimately be sold. Further, third-party pricing information may at times not be available regarding certain of our securities, derivatives and other assets. Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, any investments that include OID or PIK interest may have unreliable valuations because their continuing accruals require ongoing judgments about the collectability of their deferred payments and the value of their underlying collateral. Due to these uncertainties, fair value determinations may cause the Net Asset Value on a given date to materially understate or overstate the value that we ultimately realize upon the sale of one or more investments.

A disruption in the secondary markets for our investments may limit the ability of our Adviser to obtain accurate market quotations for purposes of valuing our investments and calculating our Gross Asset Value and the Net Asset Value. In addition, material events occurring after the close of a principal market upon which a portion of our securities or other assets are traded may require the Adviser to make a determination of the effect of a material event on the value of the securities or other assets traded on the market for purposes of determining the fair value of our investments on a valuation date. If the valuation of our securities in accordance with Oaktree’s valuation policy should prove to be incorrect, the fair value of our investments could be adversely affected. Absent bad faith or manifest error, valuation determinations in accordance with Oaktree’s valuation policy will be conclusive and binding. Furthermore, these values are used to determine our Net Asset Value in connection with the shares of Common Stock. To the extent these investments are undervalued or overvalued, the Common Stock of existing stockholders or newly admitted stockholders could be adversely affected.
We may rely upon projections, forecasts or estimates developed by our Adviser and/or a portfolio company concerning a portfolio company’s future performance and cash flow.

We may rely upon projections developed by Oaktree or a third party concerning an investment’s future performance and cash flow, including when deciding that the possibility of actual adversity in connection with an investment in a different part of the capital structure of the portfolio company is remote. Projections are inherently subject to uncertainty and factors beyond the control of Oaktree and the portfolio company. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. Different assumptions may produce different results. The inaccuracy of certain assumptions, the failure to satisfy certain financial requirements and the occurrence of other unforeseen events could impair the ability of a portfolio company to realize projected values and cash flow and could trigger the need for us to remain passive in the event of a restructuring. In addition, prospective investors should note that projected performance is not indicative of future results and there can be no assurance that the projected results or expected returns will be achieved or that we will be able to effectively implement our investment objective.

In addition, Oaktree may determine the suitability of investments based in part on the basis of financial projections for portfolio issuers. Events or conditions, including changes in general market conditions, which may not have been anticipated or which are otherwise not foreseeable, may occur and have a significant impact on the actual rate of return received with respect to our investments.

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Except to the extent required as a BDC or RIC, the Adviser is not under any other obligation to diversify our investments, whether by reference to the amount invested or the industries or geographical areas in which portfolio companies operate. Oaktree may allocate capital among investments as it determines in its sole discretion, subject to the goal of maximizing our returns, and stockholders will have no assurances with respect to the diversification or geographic concentration of the investment program. This lack of diversification will expose us to losses disproportionate to market declines in general if there are disproportionately greater adverse price movements in the particular investments, and our investment portfolio may be subject to more rapid changes in value than would be the case if we were required to maintain a wide diversification among companies, industries and types of securities. To the extent we hold investments concentrated in a particular issuer, security, asset class, industry or geographic region, we will be more susceptible than a more widely diversified investment vehicle to the negative consequences of a single corporate, economic, political or regulatory event. Unfavorable performance by any number of investments could substantially adversely affect the aggregate returns realized by stockholders.
Our portfolio companies may be highly leveraged.

Our investments may include companies whose capital structures have significant leverage. Such investments are inherently more sensitive to declines in revenues and to increases in expenses and interest rates. The leveraged capital structure of such investments will increase the exposure of the portfolio companies to adverse economic factors, such as downturns in the economy or deterioration in the condition of the portfolio company or its industry. Additionally, the securities acquired by us may be the most junior in what will typically be a complex capital structure, and thus subject to the greatest risk of loss.

Furthermore, it is expected that we will engage in certain investment activities that involve the use of leverage. The cumulative effect of our use of leverage in a market that moves adversely to our investments could result in a loss to us that would be greater than if leverage had not been used, including loss of the entire investment and also the possibility of loss exceeding the original amount of a particular investment. To the extent that we engage in any leveraging, it will be subject to the risks normally associated with debt financing, including those relating to the ability to refinance and the insufficiency of cash flow to meet principal and interest payments, which could significantly reduce or even eliminate the value of our investment. Leveraging the capital structure will mean that third parties, such as banks, may be entitled to the cash flow generated by such investments prior to our receiving a return. Also, if an asset of us is mortgaged or otherwise used as collateral to secure repayment of indebtedness and such payments are not made, the asset could be foreclosed upon by the lender or otherwise transferred to the lender.

There are also financing costs associated with leverage, and such costs will be borne by us and therefore may adversely affect the rate of returns obtained by us. In addition, each leveraged investment will involve interest rate risk, including to the extent that financing charges for such leveraged investment are based on a predetermined interest rate. Our assets, including any investment made by us and any capital held by us, are available to satisfy all liabilities and our other obligations. If we default on secured indebtedness, the lender may foreclose and we could lose our entire investment in the collateral for such loan. If we become subject to a liability, parties seeking to have the liability satisfied may have recourse to our assets generally and not be limited to any particular asset, such as the investment giving rise to the liability. Furthermore, to the extent that we draw capital from a subscription line to fund investments (rather than drawing down capital from the stockholders’ undrawn Capital Commitments), the amount and timing of contributions and distributions to the stockholders may be affected in a manner that in some circumstances could be potentially adverse to the stockholders.

No assurance can be given that financing for our investments will be obtained by us, or obtained on favorable or acceptable terms. In addition, once initial financing is obtained by us, no assurance can be given that such financing will subsequently be available throughout the life of us or any individual investment, or that replacement financing can be obtained as intended by the Adviser. If we are unable to obtain financing, this may have a material adverse effect on our ability to achieve our investment objective and the return on invested capital.

Our failure to make follow-on investments in our portfolio companies could impair the value of our investments.

We may be called upon to provide follow-on funding for our investments or have the opportunity to increase our investment in such investments. There can be no assurance that we will wish to make follow-on investments or that we will have sufficient funds to do so. Any decision by us not to make follow-on investments or our inability to make them may have a substantial negative impact on an investment in need of such an investment or may diminish our ability to influence such investment’s future development. There can be no assurance that the Adviser will be able to predict accurately how much capital may need to be reserved by us for participation in follow-on investments. If more capital is reserved than is necessary, then we may receive a lower allocation of other investment opportunities or may not fully draw our Capital Commitments. If less capital is reserved than is necessary, then we may not be able to fully protect or enhance our existing investment.

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
We generally do not make investments that result in control of, or significant influence over, a company. Although Oaktree monitors the performance of each investment and may make recommendations, we rely upon management to operate the portfolio companies on a day-to-day basis and equity sponsors who control the boards of directors of the portfolio companies to select qualified management for such companies. As a result, we may have a more limited ability to protect our investment in portfolio companies than if we held a controlling interest or position of significant influence. In addition, certain of our investments may be in businesses with limited operating histories.
When we do have an ability to significantly influence a company or an investment, it will expose us to additional risks of liability and may subject us to indemnification obligations.
In certain circumstances, including if we invest in a different part of the capital structure as Other Oaktree Funds, our holdings may be aggregated with those of such Other Oaktree Funds, which collectively may be deemed to give these funds and accounts controlling interests in or the ability to significantly influence a portfolio company. The exercise of control of, or significant influence over, a portfolio company may impose additional risks of liability for environmental damage, product defects, failure to supervise management, violation of governmental regulations (including securities laws) or other types of liability in which the limited liability generally characteristic of business ownership may be ignored. In addition, a greater level of involvement by Oaktree in a portfolio company may subject us to a greater risk of litigation by third parties. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent certain conduct by Oaktree, be borne by us and would reduce our net assets. If these liabilities were to arise, we might suffer a significant loss. However, we may have a more limited ability to protect our investment in portfolio companies or issuers in which a controlling interest or position of significant influence has not been obtained. We will be required to indemnify Oaktree and others in connection with such litigation, as well as other matters arising as a result of our management, subject to certain conditions.
We may not replicate the historical success of Oaktree.
The past performance of other funds, accounts or investment vehicles managed by our Adviser is not necessarily indicative of our future performance and provides no assurance of future results. As a BDC, we are subject to certain investment limitations that do not apply to other funds, accounts or investment vehicles managed by Oaktree and its affiliates and, accordingly, we may have a materially different portfolio than does such other funds, accounts or investment vehicles. In addition, the fees and expenses we will pay may be different from, and may be higher than, those applicable to such other funds, accounts or investment vehicles. Furthermore, our Adviser does not have significant experience operating under the constraints imposed on us as a BDC, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. There can be no assurance that we will be able to (a) successfully identify, make and realize upon any particular investment or (b) achieve desired spreads and yields to maturity (or that such performance will be commensurate with the risks associated with an investment in us). Actual realized returns will depend on, among other factors, future operating results, pace of deployment, refinancings, whether such interests are held to maturity, value of the underlying assets, foreclosures, market conditions, legal and contractual restrictions, any related transaction costs, and the timing and manner of sale. Therefore, the actual realized returns may differ materially from those obtained by other funds, accounts or investment vehicles managed by Oaktree and its affiliates and there can be no assurance that any such performance will be achieved or that losses will be avoided.
Our ability to enter into transactions with Oaktree and our other affiliates is restricted.
We and certain of our controlled affiliates are prohibited under the Investment Company Act from knowingly participating in certain transactions with our upstream affiliates, or our Adviser and its affiliates, without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our upstream affiliate for purposes of the Investment Company Act and we are generally prohibited from buying or selling any security (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The Investment Company Act also prohibits “joint” transactions with an upstream affiliate, or our Adviser or its affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. In addition, we and certain of our controlled affiliates are prohibited from buying or selling any security from or to, or entering into joint transactions with, our Adviser and its affiliates, or any person who owns more than 25% of our voting securities or is otherwise deemed to control, be controlled by, or be under common control with us, absent the prior approval of the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance as described below). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.
As a BDC, we are required to comply with certain regulatory requirements. For example, we are not generally permitted to invest in any portfolio company in which a fund managed by Oaktree or any of its downstream affiliates (other than us and our downstream affiliates) currently has an investment, or make any co-investments with our Adviser or its affiliates, including any fund managed by Oaktree or any of its downstream affiliates (other than us and our downstream affiliates), without exemptive relief from the SEC, subject to certain exceptions. The SEC has granted our Adviser and certain of our affiliates Exemptive Relief that permits certain present and future funds advised by our Adviser (or a future investment adviser controlling, controlled by or under common control with our Adviser), including us, to co‑invest in suitable negotiated investments. Co‑investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction. We may also co-invest with funds managed by Oaktree or any of its downstream affiliates, subject to compliance with applicable law and regulations, existing regulatory guidance, and our Adviser’s allocation policies and procedures.
In addition to co-investing pursuant to the Exemptive Relief, we may invest alongside affiliates or their affiliates in certain circumstances where doing so is consistent with applicable law and current regulatory guidance. For example, we may invest alongside such investors consistent with guidance promulgated by the SEC staff permitting us and an affiliated person to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that we negotiate no term other than price. We may, in certain cases, also make investments in securities owned by affiliates that we acquire from non-affiliates. In such circumstances, our ability to participate in any restructuring of such investment or other transaction involving the issuer of such investment may be limited, and as a result, we may realize a loss on such investments that might have been prevented or reduced had we not been restricted in participating in such restructuring or other transaction.
Our Adviser or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.
By reason of their responsibilities in connection with us and the Other Oaktree Funds, personnel of our Adviser may acquire confidential or material non-public information or be restricted from initiating transactions in certain securities. Our Adviser will not be free to act upon any such information. Due to these restrictions, we may not be able to initiate a transaction that we otherwise might have initiated and may not be able to sell an investment that we otherwise might have sold. Notwithstanding the foregoing, our Adviser may determine, in its sole discretion at any time, that such information could impair its ability to effect certain transactions on our behalf, whether for legal, contractual, or other reasons. Accordingly, our Adviser may elect not to receive such information. Lack of access to any such information may adversely affect our investments that in some cases may have been avoided had we or our Adviser had such information.
There may be insufficient investment opportunities, which may hinder our achievement of our investment objective.
Our Adviser may not be able to identify and obtain a sufficient number of investment opportunities to invest the full amount of capital that may be committed to us. Even if sufficient investment opportunities are identified, they may be allocated first to Other Oaktree Funds.
We have not yet identified all of the portfolio companies we will invest in.
We have not yet identified all of the potential investments for our portfolio that we will acquire with the proceeds of any Private Offering. Our Investment Professionals will select our investments over time. Stockholders will not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding our investments. No assurance can be given that we will be successful in obtaining suitable investments or that, if the investments are made, our investment objective will be achieved.
We invest in illiquid investments and may experience difficulty in selling those investments in a timely manner at the price that we believe the investments are worth.
We invest, and will continue to invest, in companies whose securities are illiquid, thinly traded for which no market exists or are restricted as to their transferability under applicable securities laws or documents governing our particular transactions.

Some securities or instruments that were liquid at the time they were acquired may, for a variety of reasons which may not be in our control, later become illiquid. This factor may have the effect of limiting the availability of these securities or instruments for our purchase and may also limit our ability to sell such investments at their fair market value prior to our termination or in response to changes in the economy or the financial markets. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded our investments. Due to securities regulations governing certain publicly traded equity securities, our ability to sell securities could also be diminished with respect to equity holdings that represent a significant portion of the issuer’s securities (particularly if we have designated one or more directors of the issuer). Thus, there can be no assurance as to the timing and amount of our distributions, and any distribution that would require either an in-kind distribution or a forced sale of illiquid assets at a price deemed unattractive by the Adviser may occur after the expiration of the Investment Period. To the extent any of our investments cannot be sold prior to the end of the Investment Period, they may be distributed in kind to stockholders. The securities and instruments so distributed may not be readily marketable.
We may face risks in connection with frequent trading and high portfolio turnover.
The different strategies used by us may require frequent trading and a high portfolio turnover. The more frequently we trade, the higher the commission and transaction costs and certain other expenses involved in our operations. These costs will be borne by us regardless of the profitability of our investment and trading activities. In addition, a high portfolio turnover may increase the recognition of short-term, rather than long-term, capital gains.
Debt instruments and loans acquired by us may become non-performing following their acquisition.
Debt instruments and loans acquired by us may become non-performing following their acquisition for a wide variety of reasons. Such non-performing instruments or loans may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial writedown of principal. It is possible that we may find it necessary or desirable to foreclose on collateral securing one or more real loans purchased by us. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Borrowers often resist foreclosure actions, which often prolongs and complicates an already difficult and time-consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, a borrower may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property.
There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors. We may be subject to potential allegations of lender liability. In addition, courts have in some cases applied the doctrine of equitable subordination to subordinate the claim of a lending institution against a borrower to claims of other creditors of the borrower when the lending institution is found to have engaged in unfair, inequitable or fraudulent conduct. Such claims may be brought even if we acquired the loan on a secondary basis.
If we make unsecured debt investments, we may lack adequate protection in the event our portfolio companies become distressed or insolvent and will likely experience a lower recovery than more senior debtholders in the event such portfolio companies default on their indebtedness.
In the event of a default by a borrower, we might not receive payments to which we are entitled and thereby could experience a decline in the value of our investments in the borrower. If we invest in debt that is not secured by collateral, in the event of such default, we will have only an unsecured claim against the borrower. In the case of second lien loans that are secured by collateral, while Oaktree generally expects the value of the collateral to be greater than the value of such secured second lien loans, the value of the collateral may actually be equal to or less than the value of such second lien loans or may decline below the outstanding amount of such second lien loans subsequent to our investment. Our ability to have access to the collateral may be limited by bankruptcy and other insolvency laws. Under certain circumstances, the collateral may be released with the consent of the lenders or pursuant to the terms of the underlying loan agreement with the borrower. There is no assurance that the liquidation of the collateral securing a loan would occur in a timely fashion or would satisfy the borrower’s obligation in the event of nonpayment of scheduled interest or principal, or that the collateral could be readily liquidated. As a result, we might not receive full payment on a secured loan investment to which we are entitled and thereby may experience a decline in the value of, or a loss on, the investment.
Leveraged companies may enter into bankruptcy proceedings at higher rates than companies that are not leveraged and we may invest in debt securities of these companies.
Leveraged companies, such as those in which we invest or plan to invest, may be more prone to bankruptcy or similar financial distress. As a result, we may need to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performances of such companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may result in our receipt of a reduced level of interest income from such portfolio companies and/or losses or charge offs related to such investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.
Our success may depend, in part, on the ability of the Adviser to effectuate loan modifications or restructure and improve the operations of portfolio companies. The activity of identifying and implementing any such restructuring programs and operating improvements entails a high degree of uncertainty. There can be no assurance that the Adviser will be able to successfully identify and implement such restructuring programs and improvements.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the securities that we will hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, we may write down the value of a portfolio company investment upon the worsening of the financial condition of the portfolio company or in anticipation of a default, which could also have a material adverse effect on our business, financial condition and results of operations.
We are subject to certain risks associated with foreign investments.
Certain non-U.S. investments involve risks and special considerations not typically associated with U.S. investments. Such risks include (a) the risk of nationalization or expropriation of assets or confiscatory taxation, (b) social, economic and political uncertainty, including crime, corruption, war, terrorism and revolution, (c) dependence on exports and the corresponding importance of international trade, (d) differences between U.S. and non-U.S. markets, including price fluctuations, market volatility, less liquidity and smaller capitalization of securities markets, (e) currency exchange rate fluctuations, (f) rates of inflation, (g) controls on, and changes in controls on, foreign investment and limitations on repatriation of invested capital and on our ability to exchange local currencies for U.S. dollars, (h) governmental involvement in and control over the economies, (i) governmental decisions to discontinue support of economic reform programs generally and impose centrally planned economies, (j) differences in auditing and financial reporting standards that may result in the unavailability of material information about issuers, (k) less extensive regulation and less government supervision of the securities markets, exchanges, brokers and issuers, (l) longer settlement periods for securities transactions, (m) less developed bankruptcy laws and corporate laws regarding fiduciary duties and the protection of investors, (n) less reliable judicial systems to enforce contracts and applicable law, (o) certain considerations regarding the maintenance of our portfolio securities and cash with non-U.S. sub-custodians and securities depositories, (p) the possible imposition of non-U.S. taxes on income and gains recognized with respect to such non-U.S. investments, (q) restrictions and prohibitions on ownership of property by non-U.S. entities and changes in laws relating thereto and (r) additional transactional costs and administrative burdens as a result of local legal requirements. We may be adversely affected by the foregoing events, or by future adverse developments in global or regional economic conditions or in the financial or credit markets.
In addition, foreign investment in the securities of issuers in certain nations is restricted or controlled to varying degrees. These restrictions or controls may at times limit or preclude non-U.S. investment in issuers in such nations and increase our costs and expenses. Certain countries may restrict investment opportunities in issuers or industries deemed important to national interests. Some countries require governmental approval for the repatriation of investment income, capital or the proceeds of sales of securities by non-U.S. investors. In addition, if there is a deterioration in a country’s balance of payments or for other reasons, a country may impose temporary restrictions on, or altogether change its restrictions on, non-U.S. capital remittances abroad. In response to sovereign debt or currency crises, for example, certain governments have enacted legislation that imposes restrictions on the inflow and outflow of foreign currency into and from such country. These restrictions may adversely affect our ability to source investments or repatriate investment proceeds. Repatriation of capital was particularly a problem during the sovereign debt and currency crises of the 1990s and continues to be a problem today in certain countries. Even where capital controls do not prohibit remittances abroad, the repatriation of proceeds from investment dispositions may require the procurement of a substantial number of regulatory consents, certificates and approvals, including licenses for us and clearance certificates from tax or monetary authorities. Obtaining such approvals or licenses may be difficult, expensive and time consuming and may depend on political or other factors outside our control. Finally, repatriation of income from and investments in entities that are organized or domiciled in non-U.S. countries may be affected adversely by local withholding and other non-U.S. tax requirements. The foregoing requirements and restrictions may adversely affect our ability to source investments or repatriate investment proceeds, and there can be no assurance that we will be permitted to repatriate capital or profits, if any, from the non U.S. jurisdictions in which we invest.
Our obligations in connection with investments in bank loans and participations are subject to unique risks.
Our investment program may include investments in significant amounts of bank loans and participations, as well as other direct lending transactions. These obligations are subject to unique risks, including (a) the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws, (b) so-called lender-liability claims by the issuer of the obligations, (c) environmental liabilities that may arise with respect to collateral securing the obligations and (d) limitations on our ability to enforce directly our rights with respect to participations. In analyzing each bank loan or participation, we compare the relative significance of the risks against the expected benefits of the investment. Successful claims by third parties arising from these and other risks, absent certain conduct by the Adviser, its affiliates and certain other individuals, will be borne by us. In addition, the settlement process for the purchase of bank loans can take significantly longer than the timeframes established by the Loan Syndications & Trading Association and comparable non-U.S. bodies. The longer a trade is outstanding between the counterparties, the greater the risk of additional operational and settlement issues and the potential for our counterparty to fail to perform.
If we purchase a participation, we will not have established any direct contractual relationship with the borrower. We will be required to rely on the lender or the participant that sold the participation, not only for the enforcement of our rights against the borrower, but also for the receipt and processing of payments due to us under the participation. We will thus be subject to the credit risk of both the borrower and the selling lender or participant. Because it may be necessary to assert through the selling lender or participant such rights as may exist against the borrower, in the event the borrower fails to pay principal and interest when due, such assertion of rights against the borrower may be subject to delays, expenses and risks that are greater than those that would be involved if we could enforce our rights against the borrower directly.
We will face risks in effective operating improvements.
In some cases, the success of our investment strategy will depend, in part, on our ability to restructure and effect improvements in the operations of a portfolio company. The activity of identifying and implementing restructuring programs and operating improvements at portfolio companies entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs and improvements.
Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.
Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payments of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
We may be exposed to higher risks with respect to our investments that include OID or PIK interest.
Our investments may include OID and contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	OID and PIK instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;

•	OID and PIK accruals may create uncertainty about the source of our distributions to stockholders;

•
OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral; and

•	OID and PIK instruments may represent a higher credit risk than coupon loans.
We may invest in derivatives, which involve numerous risks.
While not anticipated to be a meaningful aspect of our investment strategy, we may enter into certain foreign exchange and possibly certain other types of OTC derivative instruments from time to time. While Oaktree expects us to enter into OTC contracts on a bilateral basis with banks or other dealers, we may enter into certain derivatives that are traded on swap execution facilities (“SEFs”), security-based swap execution facilities or other similar multi-lateral trading platforms. Certain of such derivatives may be cleared through central counterparties (“CCPs”).
Investing in derivative instruments, particularly OTC derivatives, presents various risks, including market, counterparty, operational and liquidity risks. The prices of derivative instruments, including swaps, forwards and options may be highly volatile and such instruments may subject us to significant loses. The value of derivatives also depends upon the price of the underlying security or other asset or index. Typically, investing in a derivative instrument requires the deposit or payment of an initial amount much smaller than the notional or nominal exposure amount from such derivative instrument. Therefore, if the relevant cash market moves against us, we will suffer a larger loss than we would have by directly investing in the underlying security or other asset or index. OTC derivatives are also subject to the default and credit risk of the counterparty if they are not cleared through CCPs, while centrally cleared derivatives are subject to the credit risk of the CCP and the relevant futures commission merchant (“FCM”) or other clearing broker. In addition, significant disparities may exist between “bid” and “ask” prices for derivative instruments that are traded over-the-counter and not on an exchange. While such OTC derivatives are and will be subject to increased regulation under the Dodd-Frank Act, the investor protections and other regulations applicable to such OTC derivatives differ from those applicable to futures and other exchange-traded instruments. In addition, compared with such exchange-traded instruments, the market for OTC derivatives is less liquid.
We may have foreign currency risks related to our investments denominated in currencies other than the U.S. Dollar.
Oaktree anticipates that a portion of our investments could be made in jurisdictions other than the United States and, consequently, we are expected to make certain investments denominated in currencies other than the U.S. Dollar. Changes in the rates of exchange between the U.S. Dollar and other currencies will have an effect, which could be adverse, on our performance, amounts available for withdrawal and the value of securities distributed by us. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. Additionally, a particular foreign country may impose exchange controls, devalue its currency or take other measures relating to its currency which could adversely affect us. Finally, we could incur costs in connection with conversions between various currencies.
We will not be obligated to hedge currency risks. Even if Oaktree does so, Oaktree may not be able to put a hedge in place on commercially reasonable terms given the credit terms offered by our counterparties or the volatility of the currency. There can be no guarantee that instruments suitable for hedging market shifts will be available at the time when we wish to use them or that any hedge would reduce applicable risks. More specifically, if we hedge currency risk, we do not expect that the full risk of currency fluctuations can be eliminated due to the complexity of the investment characteristics of the portfolio and limitations in the foreign currency market. We will conduct our foreign currency exchange transactions in anticipation of funding investment commitments or receiving proceeds upon dispositions.
We may expose ourselves to risks if we engage in hedging transactions.
In addition to currency hedging, the Adviser may also use other financial instruments for hedging and risk management purposes, including short sales, in order to (a) protect against possible changes in the market value of our investment portfolio resulting from fluctuations in the securities markets and changes in interest rates, (b) protect our unrealized gains in the value of our investment portfolio, (c) facilitate the sale of any such investments, (d) preserve returns, spreads or gains on any investment, (e) hedge the interest rate on any liabilities or assets, (f) protect against any increase in the price of any investments we anticipate purchasing at a later date or (g) for any other similar reason that the Adviser deems appropriate. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions and amounts due under our credit facilities or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase.
The success of our hedging strategy will be subject to the Adviser’s ability to correctly assess the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the investments in the portfolio being hedged along with the Adviser’s ability to continually recalculate, readjust and execute hedges in an efficient and timely manner. Therefore, though we may enter into transactions to seek to reduce risks, unanticipated changes may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings or credit facilities being hedged. Any such imperfect correlation may prevent us from achieving the effect of the intended hedge and expose us to risk of loss. The successful utilization of hedging and risk management transactions requires skills complementary to those needed in the selection of portfolio holdings. It may not be possible to hedge at an acceptable price that is generally anticipated. In addition, we may determine not to hedge against particular risks, including if we determine that available hedging transactions are not available at an acceptable price.
We may be exposed to credit risk on parties with whom we trade and will also bear the risk of settlement default.
From time to time, certain securities markets have experienced operational clearance and settlement problems that have resulted in failed trades. These problems could cause us to miss attractive investment opportunities or result in our liability to third parties by virtue of an inability to perform our contractual obligation to deliver securities, or we could be unable to achieve the market position selected by Oaktree or might incur a loss in liquidating our positions. In addition, delays and inefficiencies of the local postal, transport and banking systems could result in the loss of investment opportunities, the loss of funds (including dividends) and exposure to currency fluctuations.
Because certain purchases, sales, securities lending, derivatives and other transactions in which we will engage involve instruments that are not traded on an exchange, but are instead traded between counterparties based on contractual relationships, we are subject to the risk that a counterparty will not perform its obligations under the related contracts, as well as risks of transfer, clearance or settlement default. Such risks may be exacerbated with respect to non-U.S. securities or transactions with non-U.S. counterparties. There can be no assurance that a counterparty will not default and that we will not sustain a loss on a transaction as a result. Such risks may differ materially from those entailed in exchange-traded transactions that generally are backed by clearing organization guarantees, daily marking-to-market and settlement of positions and segregation and minimum capital requirements applicable to intermediaries. There can be no assurance that Oaktree’s monitoring activities will be sufficient to adequately control counterparty risk.
In situations where we are required to post margin or other collateral with a counterparty, the counterparty may fail to segregate such assets or collateral, as applicable, or may commingle the assets or collateral with the relevant counterparty’s own assets or collateral, as applicable. As a result, in the event of the bankruptcy or insolvency of any counterparty, our excess assets and collateral may be subject to the conflicting claims of the creditors of the relevant counterparty, and we may be exposed to the risk of a court treating us as a general unsecured creditor of such counterparty, rather than as the owner of such assets or collateral, as the case may be.
Transactions entered into by us may be executed on various U.S. and non-U.S. exchanges, and may be cleared and settled through various clearing houses, custodians, depositories and prime brokers throughout the world. Although we will attempt to execute, clear and settle the transactions through entities Oaktree believes to be sound, there can be no assurance that a failure by any such entity will not lead to a loss to us.
Certain of our transactions may be undertaken through local brokers, banks or other organizations in the countries in which we make investments, and we will be subject to the risk of default, insolvency or fraud of such organizations. The collection, transfer and deposit of bearer securities and cash expose us to a variety of risks, including theft, loss and destruction. Finally, we will be dependent upon the general soundness of the banking systems of countries in which investments will be made.
We may enter into reverse repurchase agreements, which are another form of leverage.
We may enter into reverse repurchase agreements as part of our management of our temporary investment portfolio. Under a reverse repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for our benefit.
Our use of reverse repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from reverse repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us may decline. If a buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experience insolvency, we may be adversely affected. Also, in entering into reverse repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with reverse repurchase agreements, our Net Asset Value would decline, and, in some cases, we may be worse off than if we had not used such agreements.
The disposition of our investments may result in contingent liabilities.
In connection with the disposition of an investment in a portfolio company, we may be required to make representations about the business and financial affairs of such company typical of those made in connection with the sale of any business. We also may be required to indemnify the purchasers of such investment with respect to certain matters, including the accuracy of such representations. These arrangements may result in contingent liabilities for which the Adviser may establish reserves or escrows.
We invest directly in senior secured loans, including at initial issuance, which would typically have limited mandatory amortization and interim repayment requirements.
We invest directly in senior secured loans, including at initial issuance, which would typically have limited mandatory amortization and interim repayment requirements. A low level of amortization of any directly originated senior secured loans over the life of such senior secured loans may increase the risk that an issuer will not be able to repay or refinance the senior secured loans held by us when it comes due at its final stated maturity.
We may securitize certain of our investments, which may subject us to certain structured financing risks.
We may in the future seek to securitize our portfolio securities to generate cash for funding new investments. To securitize loans, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and would retain all or a portion of the equity in the subsidiary. An inability to successfully securitize our loan portfolio could limit our ability to grow our business or fully execute our business strategy and may decrease our earnings, if any. The securitization market is subject to changing market conditions and we may not be able to access this market when we would otherwise deem appropriate. Moreover, the successful securitization of our portfolio might expose us to losses as the residual investments in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The Investment Company Act also may impose restrictions on the structure of any securitization.
Our investment activities subject us to the risks of becoming involved in litigation by third parties.
Our investment activities subject us to the risks of becoming involved in litigation by third parties. This risk is somewhat greater where we exercise control or significant influence over a company’s direction. In addition, in the course of providing managerial assistance to certain portfolio companies, certain of our or the Adviser’s officers and directors may serve as directors on the boards of such companies. In connection therewith, we will be required to indemnify the Adviser and its affiliates, and each of their respective members, officers, directors, employees, shareholders, partners, and certain other persons who serve at the request of the Adviser or its affiliates on our behalf for liabilities incurred in connection with our affairs. Such liabilities may be material and have an adverse effect on the returns to the stockholders. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent certain conduct by the Adviser, be payable from our assets, including the unpaid Capital Commitments of the stockholders. It should also be noted that the Adviser may, but shall not be required to, purchase insurance for us, the Adviser and our affiliates, employees, agents and representatives. Additionally, the Governing Documents, to the extent permitted by law, will limit the circumstances under which the Adviser can be held liable to us and the stockholders. As a result, the stockholders may have a more limited right of action in certain cases than they would in the absence of this provision.

We may invest through joint ventures, partnerships or other special purpose vehicles and investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
We may co-invest with third parties through funds, joint ventures or other entities. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that our co-venturer or partner may at any time have other business interests and investments other than the joint venture with us, or may have different economic or business goals. In addition, we may be liable for actions of our co-venturers or partners. Our ability to exercise control or significant influence over management in these cooperative efforts will depend upon the nature of the joint venture arrangement. In addition, such arrangements are likely to involve restrictions on the resale of our interest in the company.
Our Adviser will have broad discretion in selecting our investments and investment techniques.
We may employ other investment techniques and invest in other instruments that the Adviser believes will help achieve our investment objective, whether or not such investment techniques or instruments are specifically described herein. Consistent with our investment objective, we may invest in financial instruments of any and all types, which exist now or are hereafter created. Such investments may entail risks not described herein.
Our portfolio companies may prepay loans, which may have the effect of reducing our investment income if the returned capital cannot be invested in transactions with equal or greater expected yields.
The loans in our investment portfolio may be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such portfolio company the ability to replace existing financing with less expensive capital. In periods of rising interest rates, the risk of prepayment of floating rate loans may increase if other financing sources are available. As market conditions change frequently, we will often be unable to predict when, and if, prepayment may be possible for each portfolio company. In some cases, the prepayment of a loan may have the effect of reducing our actual investment income below our expected investment income if the capital returned cannot be invested in transactions with equal or greater expected yields.
Risks Related to Economic Conditions
Economic recessions or downturns may have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our portfolio companies to repay debt or pay interest.
Economic recessions or downturns may result in a prolonged period of market illiquidity which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results. In addition, uncertainty with regard to economic recovery from recessions or downturns could also have a negative impact on our business, financial condition and results of operations.
When recessionary conditions exist, the financial results of small and mid-sized companies, like those in which we invest, typically experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services would likely experience negative economic trends. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. As a result, we may need to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.
Global economic, political and market conditions, including downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The decision made in the United Kingdom referendum to leave the EU (the so-called “Brexit”) has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. While the United Kingdom is currently expected to leave the EU on March 29, 2019, uncertainty remains as to the exact timing and process, which may lead to continued volatility. Additionally, volatility in the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Investment in developing markets involves significant risks, including inflation.
Many developing countries have experienced substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates have had and may continue to have very negative effects on the economies and securities markets (both public and private) of certain countries in which we may invest. There can be no assurance that high rates of inflation in such countries will not have a material adverse effect on our investments.
Risks Relating to Our Common Stock

The shares of Common Stock are generally an illiquid investment.
Stockholders generally are not permitted to sell their shares of Common Stock prior to a Liquidity Event, if any, and Common Stock may only be Transferred with our permission. In some circumstances, stockholders are not permitted to Transfer their Common Stock without our permission for a period of time following a Qualified Listing as set forth in the Subscription Agreement. In addition, stockholders have no right to cause us to repurchase their shares of Common Stock.
There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time.
We intend to pay distributions to stockholders out of assets legally available for distribution. We cannot assure stockholders that we will achieve investment results that will allow us to sustain a specified level of cash distributions or periodic increases in cash distributions. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of the board of directors and will depend on our earnings, financial condition, maintenance of ability to be subject to tax as a RIC, compliance with applicable BDC regulations and such other factors as the board of directors may deem relevant from time to time. We cannot assure stockholders that we will pay distributions to them.
In addition, although under normal circumstances, we intend to make distributions in cash, it is possible that under certain circumstances (including our liquidation), distributions may be made in kind and could consist of securities or other investments for which there is no readily available public market.
A stockholder’s interest in us will be diluted if we issue additional shares of Common Stock, which could reduce the overall value of an investment in us.
If we raise additional funds by issuing more Common Stock or by issuing senior securities convertible into, or exchangeable for, Common Stock, the percentage ownership of then-existing stockholders that do not participate in those transactions will decline at that time and such stockholders will experience dilution in their ownership percentage of us.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We do not own any real estate or other physical properties material to our operations. Our administrative and principal executive offices are located at 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.     Legal Proceedings

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We and our Adviser are not currently subject to any material legal proceedings, and, to our knowledge, no material legal proceeding is threatened against us.

Item 4.     Mine Safety Disclosures
Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
There is no public market for our Common Stock currently, nor are there any plans for one to develop.
Holders
As of December 19, 2018, there were 1,746 holders of record of our Common Stock.
Distributions
Beginning after the first full quarter following the completion of the Initial Closing, we anticipate that we will make quarterly distributions of at least 90% of our realized net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any, then available for distribution, each as determined by our board of directors in accordance with applicable law and the terms of the Governing Documents. Any distributions will be declared out of assets legally available for distribution. We expect quarterly distributions to be paid from income primarily generated by interest and dividends earned on our investments, although distributions to stockholders may also include a return of capital.
We intend to elect to be treated, and to qualify annually, as a RIC under Subchapter M of the Code. To maintain RIC qualification, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income” for that year. In order to avoid certain excise taxes imposed on RICs, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to stockholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
Depending on the level of taxable income and net capital gain earned in a year, we may choose to carry forward taxable income or net capital gain for distribution in the following year and pay the applicable U.S. federal excise tax. Distributions will be appropriately adjusted for any taxes payable by us or any direct or indirect subsidiary through which it invests (including any corporate, state, local, non-U.S. and withholding taxes). Any Incentive Fee to be paid to our Adviser will not be reduced to take into account any such taxes.
For the period from the commencement of operations, August 6, 2018, through September 30, 2018, no dividends or distributions had been declared or paid by the Company.
Sales of Unregistered Securities and Use of Proceeds
Except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

Item 6.     Selected Financial Data
The table below sets forth our selected historical financial data for the periods indicated. Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the Company's financial statements and is qualified in its entirety by the Company's financial statements and related notes included in Part II, Item 8 of this Form 10-K.
The following selected financial data should be read together with the information contained in Part II, Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited financial statements and the notes thereto in Part II, Item 8 of this Form 10-K, "Financial Statements and Supplementary Data." The financial information as of September 30, 2018 and for the period from the commencement of operations, August 6, 2018, through September 30, 2018 set forth below was derived from our audited financial statements and related notes, which are included in "Financial Statements and Supplementary Data" in Part II, Item 8 of this Form 10-K.

As of September 30, 2018 and for the period from August 6, 2018 (commencement of operations) through September 30, 2018
Statement of Operations data:
Total investment income	$110,886
Base management fee	39,726
Capital gains incentive fee	42,021
All other expenses	701,695
Net investment loss	(672,556)
Net unrealized appreciation on investments	210,104
Net decrease in net assets resulting from operations	(462,452)
Per share data:
Net asset value per common share at period end	$19.70
Net investment loss (1)	(0.70)
Net unrealized appreciation on investments (1)	0.22
Net decrease in net assets resulting from operations (1)	(0.48)
Balance Sheet data at period end:
Total investments at fair value	$25,232,606
Cash and cash equivalents	10,131,268
Other assets	872,878
Total assets	36,236,752
Total liabilities	5,864,435
Total net assets	30,372,317
Other data:
Weighted average yield on debt investments at fair value (2)	7.7%
Number of portfolio companies at period end	16

(1)	Calculated based on weighted average shares outstanding for the period.

(2)	Weighted average yield is calculated based upon our debt investments at fair value at the end of the period.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Financial Statements and the notes thereto included elsewhere in this annual report on Form 10-K.
Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results and distribution projections;

•	the ability of our Adviser to implement its future plans with respect to our business and to achieve our investment objective;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K.
Other factors that could cause actual results to differ materially include:

•	changes in the economy, financial markets and political environment;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters;

•
future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies or RICs; and

•	other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Business Overview
We are structured as a closed-end investment company focused on lending to small-and medium-sized companies. We have elected to be regulated as a BDC under the Investment Company Act and intend to elect to be treated, and to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.
We were formed on April 30, 2018 as a Delaware corporation and are externally managed by our Adviser. Our investment objective is to generate current income and long-term capital appreciation. We seek to achieve our investment objective without subjecting principal to undue risk of loss by investing primarily in situations where a company or its owners (a) are overleveraged or facing pressures to recapitalize, (b) are unable to access broadly syndicated capital markets, (c) are undervalued after having recently exited bankruptcy or completed a restructuring or (d) are otherwise affected by mispricings or inefficiencies in the capital markets or at different points throughout the credit cycle. See "Item 1A. Risk Factors – Risks Relating to Our Investments – Our investments in portfolio companies may be risky, and we could lose all or parts of our investments." We seek to generate revenues primarily in the form of interest income from the investments we hold.
We conduct Private Offerings of shares of our Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act. At each Closing of a Private Offering, each investor participating in that closing makes a Capital Commitment to purchase our Common Stock pursuant to a Subscription Agreement entered into with us in connection with its Capital Commitment. Investors are required to fund drawdowns to purchase our Common Stock up to the amount of their respective Capital Commitments on an as-needed basis. The Initial Closing occurred on August 6, 2018. Loan origination and investment activities commenced shortly after the Initial Closing. As of December 19, 2018, we raised $337,683,996 in total Capital Commitments from investors in connection with Private Offerings.

We commenced our loan origination and investment activities shortly after the Initial Drawdown. The proceeds from the Initial Drawdown provided us with the necessary seed capital to commence operations. As of September 30, 2018, we completed drawdowns of $30,834,769, or 20%, on Capital Commitments. We held $26,203,977 in aggregate principal amount of debt investments as of September 30, 2018.
Business Environment and Developments
We believe that the shift of commercial banks away from lending to middle-market companies following the 2008 financial crisis, including as a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the adoption of the Basel III Accord continues to create opportunities for non-bank lenders such as us. We believe middle-market companies represent a significant opportunity for direct lending as there are nearly 200,000 middle-market businesses, representing one-third of private sector gross domestic product and accounting for approximately 48 million jobs according to the National Center for the Middle Market. In addition, according to the S&P Global Market Intelligence LCD Middle Market Review, during the first nine months of the 2018 calendar year, middle-market lending volume exceeded $20 billion for deal sizes of less than $350 million.
We believe that quantitative easing and other similar monetary policies implemented by central banks worldwide in reaction to the 2008 financial crisis have created significant inflows of capital, including from private equity sponsors, focused on yield-driven products such as sub-investment grade debt. While we believe that private equity sponsors continue to have a large pool of available capital and will continue to pursue acquisitions in the middle market, increased competition from other lenders to middle-market companies together with increased capital focused on the sector have led to spread compression across the middle market, resulting in spreads near historically low levels.
We believe that the fundamentals of middle-market companies remain strong. In this environment, we believe attractive risk-adjusted returns can be achieved by investing in companies that cannot efficiently access traditional debt capital markets. We believe that the Company has the resources and experience to source, diligence and structure investments in these companies and is well placed to generate attractive returns for investors.
Critical Accounting Policies
Basis of Presentation
Our accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. All intercompany balances and transactions have been eliminated. We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 946, Financial Services – Investment Companies, or ASC 946.
Investment Valuation
Our board of directors, with the assistance of our audit committee (the “Audit Committee”) and the Adviser, determines the fair value of our assets on at least a quarterly basis, in accordance with the terms of FASB Accounting Standards Codification Topic 820, Fair Value Measurement. The Audit Committee is comprised of independent directors. Our investments are valued at fair value. For purposes of periodic reporting, the Adviser will value our assets in accordance with GAAP and based on the principles and methods of valuation summarized below. GAAP requires that a “fair value” be assigned to all assets and establishes a single authoritative definition of fair value that includes a framework for measuring fair value and enhanced disclosures about fair value measurements.
GAAP establishes a hierarchal disclosure framework, which prioritizes the inputs used in measuring financial instruments at fair value into three levels based on their market price observability. Market price observability is affected by a number of factors, including the type of instrument and the characteristics specific to the instrument. Financial instruments with readily available quoted prices from an active market or for which fair value can be measured based on actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.
Financial assets and liabilities measured and reported at fair value are classified as follows:

•
Level I - Quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement. The types of investments in Level I include exchange traded equities, debt and derivatives with quoted prices.

•
Level II - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are directly or indirectly observable. Level II inputs include interest rates, yield curves, volatilities, prepayment risks, loss severities, credit risks and default rates. The types of investments in Level II generally include corporate bonds and loans, government and agency securities, less liquid and restricted equity investments, over-the-counter traded derivatives and other investments where the fair value is based on observable inputs.

•
Level III - Valuations for which one or more significant inputs are unobservable. These inputs reflect our assessment of the assumptions that market participants use to value the investment based on the best available information. Level III inputs include prices of quoted securities in markets for which there are few transactions, less public information exists or prices vary among brokered market makers. The types of investments in Level III include non-publicly traded equity, debt, real estate and derivatives.

In some instances, an instrument may fall into different levels of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the value measurement. The assessment of the significance of an input requires judgment and considers factors specific to the instrument. The transfer of assets into or out of each fair value hierarchy level as a result of changes in the observability of the inputs used in measuring fair value are accounted for as of the beginning of the reporting period. Transfers resulting from a specific event, such as a reorganization or restructuring, are accounted for as of the date of the event that caused the transfer.
In the absence of observable market prices, we value Level III investments using valuation methodologies applied on a consistent basis. The quarterly valuation process for Level III investments begins with each portfolio company, property or security being initially valued by the Adviser's valuation team in conjunction with the investment team. The preliminary valuations are then reviewed and approved by the valuation team, the valuation committee, which consists of senior members of the investment team, and designated investment professionals as well as the valuation officer who is independent of the investment teams and reports directly to our Adviser's Chief Financial Officer. The Audit Committee reviews the preliminary valuations provided by the valuation committee and makes a recommendation to our full board of directors regarding the fair value of the investments in our portfolio. Our board of directors ultimately determines in good faith the fair value of each investment in our portfolio. Results of the valuation process are evaluated each quarter, including an assessment of whether the underlying calculations should be adjusted or recalibrated. In connection with this process, we evaluate changes in fair value measurements from period to period for reasonableness, considering items such as industry trends, general economic and market conditions, and factors specific to the investment.
Certain Level III assets are valued using prices obtained from pricing vendors or brokers. These investments are classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustment for investment-specific factors or restrictions. We will seek to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If we are unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within our set threshold, we will seek to obtain a quote directly from a broker making a market for the asset. However, given the anticipated nature of our portfolio, we do not expect that all of our Level III assets will be valued at least annually using prices obtained from pricing vendors or brokers. Generally, we do not adjust any of the prices received from these sources, and all prices are reviewed by us. We evaluate the prices obtained from pricing vendors or brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. We also perform back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, we perform due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process.
Non-publicly traded debt and equity securities and other securities or instruments for which reliable market quotations are not available are valued by us using valuation methodologies applied on a consistent basis. These securities may initially be valued at the acquisition price as the best indicator of fair value. We review the significant unobservable inputs, valuations of comparable investments and other similar transactions for investments valued at acquisition price to determine whether another valuation methodology should be utilized. Subsequent valuations will depend on facts and circumstances known as of the valuation date and the application of valuation methodologies further described below under “–Non-Publicly Traded Equity Investments.” The fair value may also be based on a pending transaction expected to close after the valuation date. These valuation methodologies involve a significant degree of management judgment. Accordingly, valuations do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments. Fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the financial statements.
Exchange-Traded Investments
Securities listed on one or more national securities exchanges are valued at their last reported sales price on the date of valuation. If no sale occurred on the valuation date, the security is valued at the mean of the last “bid” and “ask” prices on the valuation date. Securities that are not marketable due to legal restrictions that may limit or restrict transferability are generally valued at a discount from quoted market prices. The discount would reflect the amount market participants would require due to the risk relating to the inability to access a public market for the security for the specified period and would vary depending on the nature and duration of the restriction and the risk and volatility of the underlying securities. Securities with longer duration restrictions or higher volatility are generally valued at a higher discount. Such discounts are generally estimated based on put option models or analysis of market studies. Instances where discounts have been applied to quoted prices of restricted listed securities have been infrequent. The impact of such discounts is not material to the financial statements.
Non-Exchange-Traded Investments
Investments in corporate and government debt which are not listed or admitted to trading on any securities exchange are valued at the mean of the last bid and ask prices on the valuation date based on quotations supplied by recognized quotation services or by reputable broker dealers.
The market yield approach is considered in the valuation of non-publicly traded debt investments, utilizing expected future cash flows, discounted using estimated current market rates. Discounted cash flow calculations may be adjusted to reflect current market conditions and/or the perceived credit risk of the borrowers. Consideration is also given to a borrower’s ability to meet principal and interest obligations; this may include an evaluation of collateral or the underlying value of the borrower, utilizing either the market or income techniques. A market technique utilizes valuations of comparable public companies or transactions and generally seeks to establish the enterprise value of the portfolio company using a market multiple technique. This technique takes into account a specific financial measure (such as earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted EBITDA, free cash flow, net operating income, net income, book value or net asset value) believed to be most relevant for the given company. Consideration may also be given to such factors as acquisition price of the security, historical and projected operational and financial results for the portfolio company, the strengths and weaknesses of the portfolio company relative to its comparable companies, industry trends, general economic and market conditions and other factors deemed relevant. The income technique is typically a discounted cash flow method that incorporates expected timing and level of cash flows. It incorporates assumptions in determining growth rates, income and expense projections, discount rates, capital structure, terminal values and other factors. The applicability and weight assigned to market and income techniques are determined based on the availability of reliable projections and comparable companies and transactions.
The valuation of securities may be impacted by expectations of investors’ receptiveness to a public offering of the securities, the size of the holding of the securities and any associated control, information with respect to transactions or offers for the securities (including the transaction pursuant to which the investment was made and the period of time elapsed from the date of the investment to the valuation date) and applicable restrictions on the transferability of the securities.
Investments made by us are, by nature, generally considered to be long-term investments and are not intended to be liquidated on a short-term basis. Accordingly, valuations by us do not necessarily represent amounts that could be realized on the valuation date or amounts that eventually will be realized from sales or other dispositions of investments in the future.
Additionally, these valuation methodologies involve a significant degree of management judgment. Accordingly, valuations by us do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments. Estimated fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the financial statements.
Revenue Recognition
We generate revenues in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date.
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30, 2018, there were no investments on which we had stopped accruing cash interest or OID income.

Portfolio Composition
As of September 30, 2018, the fair value of our investment portfolio was $25.2 million and was comprised of investments in 16 portfolio companies.
As of September 30, 2018, our investment portfolio consisted of the following:

	September 30, 2018
	Cost	Fair Value
Senior secured debt	$21,868,595	$22,058,366
Subordinated debt	3,141,284	3,174,240
Total	$25,009,879	$25,232,606

The table below describes investments by industry composition based on fair value as a percentage of total investments:

September 30, 2018
Pharmaceuticals	17.38%
Managed healthcare	15.82%
Publishing	8.02%
Diversified support services	7.96%
Healthcare technology	6.01%
Metal & glass containers	6.00%
Industrial machinery	5.91%
Aerospace & defense	5.84%
Food retail	5.83%
Application software	5.48%
Biotechnology	5.14%
Auto parts & equipment	3.97%
Integrated telecommunication services	2.83%
Oil & gas exploration & production	2.78%
Internet services & infrastructure	1.03%
Total	100.00%

The table below describes investments by geographic composition based on fair value as of September 30, 2018:

September 30, 2018
United States	77.11%
Luxembourg	14.28%
Canada	5.83%
United Kingdom	2.78%
Total	100.00%

See the Schedule of Investments as of September 30, 2018 in our financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and the type, cost and fair value of investments.

 Discussion and Analysis of Results and Operations
Results of Operations
The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest income and total expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation (depreciation) when gains or losses are realized. The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation.
For the period from August 6, 2018 (commencement of operations) through September 30, 2018
Investment Income
Total investment income for the period from August 6, 2018 (commencement of operations) through September 30, 2018 was $110,886 and consisted primarily of interest income from portfolio investments. As of September 30, 2018, the weighted average yield on our investment portfolio was 7.7%.
Expenses
Total expenses for the period from August 6, 2018 (commencement of operations) through September 30, 2018 were $783,442. This amount primarily consisted of $487,492 of organization and offering expenses in connection with the initial formation of the Company, $81,747 of capital gains incentive fees and base management fees and $95,000 of professional fees.
Net Unrealized Appreciation on Investments
Net unrealized appreciation on investments was $210,104 for the period from August 6, 2018 (commencement of operations) through September 30, 2018.
Financial Condition, Liquidity and Capital Resources
We expect to generate cash from (1) the cash proceeds from Private Offerings and any other future offerings of securities, (2) cash flows from operations, including earnings on investments, as well as interest earned from the temporary investment of cash in cash-equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, and (3) future borrowings from banks and issuances of senior securities, including before we have fully invested the cash proceeds of the Private Offerings.
Our primary use of cash will be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including our expenses, the Management Fee and the Incentive Fee), (3) debt service of any borrowings, and (4) cash distributions to the stockholders.
For the period from August 6, 2018 (commencement of operations) through September 30, 2018, we experienced a net increase in cash and cash equivalents of $10,130,268. During that period, $20,650,878 of cash was used in operating activities, primarily consisting of cash used to fund investments. During the same period, cash provided by financing activities was 30,793,769, consisting of net proceeds from Private Offerings.
As of September 30, 2018, we had $10,131,268 of cash and cash equivalents, portfolio investments (at fair value) of $25,232,606, $87,979 of interest receivable, $4,334,741 of net payables from unsettled transactions and unfunded commitments of $88,235.
Equity Activity
As of September 30, 2018, we received $154,173,846 in Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser. As of September 30, 2018, we completed drawdowns of $30,834,769, or 20%, on such Capital Commitments.
We have the authority under our organizational documents to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for our Common Stock through September 30, 2018:

	Shares Issued	Price per Share	Proceeds
August 6, 2018 (1)	770,869	$20.00	$15,417,385
September 17, 2018 (2)	770,869	20.00	15,417,384
Total	1,541,738		$30,834,769
__________________

(1)	Includes 50 shares issued to one or more affiliates of the Adviser on July 23, 2018.

(2)	Includes $40,000 of proceeds received subsequent to September 30, 2018.
Leverage
On October 16, 2018, we entered into the Credit Agreement between us, as borrower, and CNB, as lender. The Credit Agreement provides for the Credit Facility of up to $100 million, or the Maximum Commitment, in aggregate principal amount, subject to (i) the lesser of a percentage of unfunded commitments from certain classes of eligible investors in the Company and (ii) the Maximum Commitment. The maturity date of the Credit Facility is October 15, 2020. Borrowings under the Credit Facility bear interest at a rate equal to (a) the LIBOR for the selected period plus 1.65% for LIBOR loans or (b) the prime rate of CNB minus 0.25% for prime rate loans. There is a non-usage fee of 25 basis points per year on the unused portion of the Credit Facility, payable quarterly.
The Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all Capital Commitments, (ii) our right to make capital calls, receive payment of capital contributions from investors and enforce payment of capital commitments and capital contributions under our Subscription Agreements with investors and other operative documents and (iii) a cash collateral account into which the capital contributions from investors are made. We have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. Our borrowings, including under the Credit Facility, are subject to the leverage restrictions contained in the Investment Company Act.
In addition, we may issue debt securities or preferred stock and/or borrow additional money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the Investment Company Act. In the future, we may also securitize a portion of our investments to the extent permitted by applicable law and regulation. To securitize investments, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock. See also “Item 1A. Risk Factors – Risks Relating to Our Business and Structure – We borrow money, which may magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2018, off-balance sheet arrangements consisted of $88,235 of unfunded commitments to provide debt financing pursuant to our first lien revolver investment in iCIMs, Inc. Such commitment is subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Statement of Assets and Liabilities.
Regulated Investment Company Status and Distributions
Beginning after the first full quarter following the completion of the Initial Closing, we anticipate that we will make quarterly distributions of at least 90% of our realized net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any, then available for distribution, each as determined by our board of directors in accordance with applicable law and the terms of the Governing Documents. Any distributions will be declared out of assets legally available for distribution. We expect quarterly distributions to be paid from income primarily generated by interest and dividends earned on our investments, although distributions to stockholders may also include a return of capital.
We intend to elect to be treated, and to qualify annually, as a RIC under Subchapter M of the Code. To maintain RIC qualification, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income” for that year. In order to avoid certain excise taxes imposed on RICs, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to stockholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
Depending on the level of taxable income and net capital gain earned in a year, we may choose to carry forward taxable income or net capital gain for distribution in the following year and pay the applicable U.S. federal excise tax. Distributions will be appropriately adjusted for any taxes payable by us or any direct or indirect subsidiary through which it invests (including any corporate, state, local, non-U.S. and withholding taxes). Any Incentive Fee to be paid to our Adviser will not be reduced to take into account any such taxes.
For the period from the commencement of operations, August 6, 2018, through September 30, 2018, no dividends or distributions had been declared or paid by the Company.
Related Party Transactions
We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator, a wholly-owned subsidiary of the Adviser. The Adviser is a registered investment adviser under the Advisers Act that is partially and indirectly owned by Oaktree Capital Group, LLC. See "Item 1. Business – Administration Agreement" and "– Investment Advisory Agreement."
Recent Developments
Recently Issued Accounting Standards
See “Note 2. Significant Accounting Policies” in our financial statements included in Part II, Item 8 of this Form 10-K for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on our financial statements.
Commitments
Subsequent to September 30, 2018, we received an additional $183,510,150 of Capital Commitments in connection with Private Offerings. As of December 19, 2018, we had received a total of $337,683,996 in total Capital Commitments in connection with Private Offerings.
Drawdowns
The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for our Common Stock subsequent to September 30, 2018:

Drawdown Notice Date	Shares Issued	Price per Share	Proceeds
October 29, 2018	1,060,964	$19.85	$21,060,130
November 15, 2018	789,198	19.82	15,641,900
Total	1,850,162		$36,702,030

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in the valuations of our investment portfolio and interest rates.
Valuation Risk
Our investments may not have a readily available market price, and we value these investments at fair value as determined in good faith by our board of directors, with the assistance of the Audit Committee and the Adviser. There is no single standard for determining fair value in good faith and valuation methodologies involve a significant degree of management judgment. In addition, our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments. Accordingly, valuations by us do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments. Estimated fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to our financial statements.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent our debt investments include floating interest rates.
As of September 30, 2018, 87.4% of our investment portfolio at fair value bore interest at floating rates and had interest rate floors between 0% and 1%.
Based on our Statement of Assets and Liabilities as of September 30, 2018, the following table shows the approximate annualized increase or decrease in net investment income (loss) from hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Net Investment Income (Loss)
300	$663,239
200	442,160
100	221,080

Basis point decrease (1)	Net Investment Income (Loss)
100	$(192,042)
200	(341,904)
 __________
(1) The effect of a 200 basis point decrease or greater is limited by interest rate floors on certain investments.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for all floating rate loans is indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our interest-bearing outstanding investments, at principal, as of September 30, 2018:

Interest Bearing Investments
LIBOR:
30 day	$10,204,227
60 day	3,000,000
90 day	6,000,000
EURIBOR:
30 day	2,903,750
Fixed rate	4,096,000
Total	$26,203,977

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Oaktree Strategic Income II, Inc.

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Oaktree Strategic Income II, Inc. (the “Company”), including the schedule of investments, as of September 30, 2018, and the related statements of operations, changes in net assets, and cash flows for the period from August 6, 2018 (commencement of operations) through September 30, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018, and the results of its operations, changes in its net assets, and its cash flows for the period from August 6, 2018 (commencement of operations) through September 30, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2018, by correspondence with the custodians and syndication agents, and by other appropriate auditing procedures where confirmation was not received. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Los Angeles, CA
December 19, 2018

Oaktree Strategic Income II, Inc.
Statement of Assets and Liabilities

September 30, 2018
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost September 30, 2018: $25,009,879)	$25,232,606
Cash and cash equivalents	10,131,268
Interest receivable	87,979
Deferred offering costs	519,302
Receivable for shares sold	40,000
Other assets	225,597
Total assets	$36,236,752
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$307,213
Base management fee and incentive fee payable	81,747
Due to affiliates	1,114,484
Payables from unsettled transactions	4,334,741
Director fees payable	26,250
Total liabilities	5,864,435
Commitments and contingencies (Note 9)
Net assets:
Common stock, $0.001 par value, 250,000,000 shares authorized; 1,541,738 shares issued and outstanding at September 30, 2018	1,542
Preferred stock, $0.001 par value, 100,000,000 shares authorized; none issued and outstanding at September 30, 2018	—
Additional paid-in-capital	30,833,227
Accumulated net decrease in net assets resulting from operations	(462,452)
Total net assets (equivalent to $19.70 per common share at September 30, 2018) (Note 8)	30,372,317
Total liabilities and net assets	$36,236,752
See notes to Financial Statements.

Oaktree Strategic Income II, Inc.
Statement of Operations

For the period from August 6, 2018 (commencement of operations) through September 30, 2018
Interest income:
Non-control/Non-affiliate investments	$105,530
Interest on cash and cash equivalents	5,356
Total interest income	110,886
Total investment income	110,886
Expenses:
Base management fee	39,726
Capital gains incentive fee	42,021
Offering costs	87,598
Organization expenses	399,894
Professional fees	95,000
Directors fees	26,250
Administrator expense	12,780
General and administrative expenses	80,173
Total expenses	783,442
Net investment loss	(672,556)
Unrealized appreciation (depreciation) on investments:
Non-control/Non-affiliate investments	210,104
Net unrealized appreciation on investments	210,104
Net decrease in net assets resulting from operations	$(462,452)
Net investment loss per common share — basic and diluted	$(0.70)
Loss per common share — basic and diluted (Note 4)	$(0.48)
Weighted average common shares outstanding — basic and diluted	963,587

See notes to Financial Statements.

Oaktree Strategic Income II, Inc.
Statement of Changes in Net Assets

For the period from August 6, 2018 (commencement of operations) through September 30, 2018
Operations:
Net investment loss	$(672,556)
Net unrealized appreciation on investments	210,104
Net decrease in net assets resulting from operations	(462,452)
Capital share transactions:
Issuance of common stock	30,833,769
Net increase in net assets from capital share transactions	30,833,769
Total increase in net assets	30,371,317
Net assets at beginning of period	1,000
Net assets at end of period	$30,372,317
Net asset value per common share	$19.70
Common shares outstanding at end of period	1,541,738

See notes to Financial Statements.

Oaktree Strategic Income II, Inc.
Statement of Cash Flows

For the period from August 6, 2018 (commencement of operations) through September 30, 2018
Operating activities:
Net decrease in net assets resulting from operations	$(462,452)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net unrealized appreciation on investments	(210,104)
Accretion of original issue discount on investments	(1,531)
Amortization of deferred offering costs	87,598
Purchases of investments	(25,015,886)
Proceeds from sales and repayments of investments	7,538
Changes in operating assets and liabilities:
Increase in interest receivable	(87,979)
Increase in other assets	(225,597)
Increase in accounts payable, accrued expenses and other liabilities	231,275
Increase in base management fee and incentive fee payable	81,747
Increase in due to affiliates	583,522
Increase in payables from unsettled transactions	4,334,741
Increase in director fees payable	26,250
Net cash used in operating activities	(20,650,878)
Financing activities:
Proceeds from the issuance of common stock	30,793,769
Net cash provided by financing activities	30,793,769
Effect of exchange rate changes on foreign currency	(12,623)
Net increase in cash and cash equivalents	10,130,268
Cash and cash equivalents, beginning of period	1,000
Cash and cash equivalents, end of period	$10,131,268
Supplemental information:
Non-cash financing activities:
Deferred offering costs incurred	$606,900

See notes to Financial Statements.

Oaktree Strategic Income II, Inc.
Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value
Non-Control/Non-Affiliate Investments (6)
AI Sirona (Luxembourg) Acquisition S.a.r.l		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% (0% Floor) cash due 7/10/2026 (4)(9)	7.25%		€2,500,000	$2,862,090	$2,889,231
				2,862,090	2,889,231
Altice France S.A.		Integrated telecommunication services
Fixed Rate Callable Bond 7.75% cash due 5/15/2022 (9)			$465,000	445,977	454,305
Fixed Rate Callable Bond 7.75% cash due 5/15/2022 (9)			265,000	254,400	258,905
				700,377	713,210
Ball Metalpack Finco, LLC		Metal & glass containers
First Lien Term Loan B, LIBOR+4.5% due 7/31/2025 (4)	6.74%		1,496,250	1,488,884	1,514,018
				1,488,884	1,514,018
EHR Canada, LLC		Food retail
First Lien Term Loan, LIBOR+8% (1% Floor) cash due 9/28/2020 (4)(7)	10.30%		1,500,000	1,470,123	1,470,000
				1,470,123	1,470,000
GI Chill Acquisition LLC		Managed healthcare
First Lien Term Loan, LIBOR+4% cash due 8/6/2025 (4)(7)	6.39%		2,000,000	1,990,000	2,012,500
Second Lien Term Loan, LIBOR+7.5% cash due 8/6/2026 (4)(7)	9.68%		2,000,000	1,980,329	1,980,000
				3,970,329	3,992,500
GTT Communications Inc.		Internet services & infrastructure
Fixed Rate Callable Bond 7.875% cash due 12/31/2024 (9)			266,000	252,625	260,015
				252,625	260,015
iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.5% (1% Floor) cash due 9/12/2024 (4)(7)	8.64%		1,411,765	1,383,774	1,383,529
First Lien Revolver, LIBOR+6.5% (1% Floor) cash due 9/12/2024 (4)(7)(8)				(1,749)	(1,765)
				1,382,025	1,381,764
LTI Holdings, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026 (4)	8.99%		1,000,000	1,000,000	1,002,710
				1,000,000	1,002,710
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 8/2/2025 (4)(7)	6.38%		1,300,000	1,287,000	1,295,938
				1,287,000	1,295,938
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan B, LIBOR+5.75% (1% Floor) cash due 9/15/2023 (4)(7)	8.07%		1,500,000	1,485,091	1,492,500
				1,485,091	1,492,500
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.5% cash due 8/29/2025 (4)(7)	6.89%		2,000,000	1,980,000	2,022,500
				1,980,000	2,022,500
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026 (7)			2,400,000	1,500,000	1,500,000
				1,500,000	1,500,000
Sequa Mezzanine Holdings, LLC		Aerospace & defense
First Lien Term Loan B, LIBOR+5% (1% Floor) cash due 11/28/2021 (4)	7.19%		1,496,212	1,484,303	1,474,390
				1,484,303	1,474,390
See notes to Financial Statements.

Oaktree Strategic Income II, Inc.
Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value
Sirva Worldwide, Inc.		Diversified support services
First Lien Term Loan, LIBOR+5.5% cash due 8/4/2025 (4)	7.75%		$2,000,000	$1,970,000	$2,007,500
				1,970,000	2,007,500
Tullow Oil PLC		Oil & gas exploration & production
Fixed Rate Callable Bond 6.25% cash due 04/15/2022 (9)			700,000	688,282	701,015
				688,282	701,015
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan B, LIBOR+4.5% cash due 8/27/2025 (4)	6.74%		1,500,000	1,488,750	1,515,315
				1,488,750	1,515,315
Total Non-Control/Non-Affiliate Investments (83.1% of net assets)				$25,009,879	$25,232,606
Cash and Cash Equivalents				$10,131,268	$10,131,268
Total Cash and Cash Equivalents (33.4% of net assets)				$10,131,268	$10,131,268
Total Portfolio Investments, Cash and Cash Equivalents (116.4% of net assets)				$35,141,147	$35,363,874
See notes to Financial Statements.

(1)	All debt investments are income producing unless otherwise noted.

(2)	See Note 3 in the accompanying notes to the Financial Statements for portfolio composition by geographic region.

(3)
Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.

(4)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate based rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2018, the reference rates for our variable rate loans were the 30-day LIBOR at 2.24%, 60-day LIBOR at 2.29%, the 90-day LIBOR at 2.39%, the 180-day LIBOR at 2.59% and the 30-day EURIBOR at (0.40)%.

(5)	"€" signifies the investment is denominated in Euros. All other investments are denominated in U.S. dollars.

(6)
Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the Investment Company Act of 1940, as amended ("Investment Company Act"), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(7)
As of September 30, 2018, these investments are categorized as Level 3 within the fair value hierarchy established by FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.

(8)
Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

(9)
Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2018, qualifying assets represented 85.2% of the Company's total assets and non-qualifying assets represented 14.8% of the Company's total assets.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1. Organization
Oaktree Strategic Income II, Inc. (the "Company") is structured as a closed-end investment company focused on lending to small- and medium-sized companies. The Company has elected to be regulated as a business development company (a "BDC") under the Investment Company Act and intends to elect to be treated, and to comply with the requirements to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the "Code").

The Company was formed on April 30, 2018 as a Delaware corporation and is externally managed by Oaktree Capital Management, L.P. (the "Adviser"). The Company conducts private offerings (each, a “Private Offering”) of its common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing of a Private Offering, each investor participating in that closing makes a capital commitment (each, a “Capital Commitment”) to purchase the Company's Common Stock pursuant to a subscription agreement entered into with the Company in connection with its Capital Commitment ("Subscription Agreement"). Investors are required to fund drawdowns to purchase the Company's Common Stock up to the amount of their respective Capital Commitments on an as-needed basis. On July 23, 2018, the Company was initially capitalized with a $1,000 investment by the Adviser. The initial closing of a Private Offering occurred on August 6, 2018 (the "Initial Closing"). The Company's operations commenced on August 6, 2018, and loan origination and investment activities commenced shortly after the Initial Closing. As of September 30, 2018, the Company raised $154,173,846 in total Capital Commitments from investors in connection with Private Offerings.

The Company seeks to invest opportunistically across asset classes and geographies, primarily in the form of senior loans, and to a lesser extent, high yield bonds where such companies are in need of direct loans, rescue financings or other capital solutions or that have had challenged or unsuccessful primary offerings. The Company's investment objective is to generate current income and long-term capital appreciation. The Company seeks to achieve its investment objective without subjecting principal to undue risk of loss by lending to and investing in the debt of public and private companies, primarily in situations where a company or its owners are (a) overleveraged or facing pressure to recapitalize, (b) unable to access broadly syndicated capital markets, (c) undervalued after having recently exited bankruptcy, completed a restructuring or are in a cyclically out-of-favor industry or (d) otherwise affected by mispricings or inefficiencies in the capital markets or at different points throughout the credit cycle.

Note 2. Significant Accounting Policies
Basis of Presentation:
The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. All intercompany balances and transactions have been eliminated. The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services - Investment Companies ("ASC 946").
Use of Estimates:
The preparation of the financial statements in conformity with GAAP requires management to make certain estimates and assumptions affecting amounts reported in the financial statements and accompanying notes. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Changes in the economic and political environments, financial markets and any other parameters used in determining these estimates could cause actual results to differ and such differences could be material. Significant estimates include the valuation of investments.

Fair Value Measurements:
The Company's board of directors, with the assistance of its audit committee (the “Audit Committee”) and the Adviser, determines the fair value of its assets on at least a quarterly basis, in accordance with the terms of FASB ASC Topic 820, Fair Value Measurement. The Audit Committee is comprised of independent directors. The Company's investments are valued at fair value. For purposes of periodic reporting, the Adviser values its assets in accordance with GAAP and based on the principles and methods of valuation summarized below. GAAP requires that a “fair value” be assigned to all assets and establishes a single authoritative definition of fair value that includes a framework for measuring fair value and enhanced disclosures about fair value measurements.
GAAP establishes a hierarchal disclosure framework, which prioritizes the inputs used in measuring financial instruments at fair value into three levels based on their market price observability. Market price observability is affected by a number of factors, including

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO FINANCIAL STATEMENTS

the type of instrument and the characteristics specific to the instrument. Financial instruments with readily available quoted prices from an active market or for which fair value can be measured based on actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.

Financial assets and liabilities measured and reported at fair value are classified as follows:

•	Level I - Quoted unadjusted prices for identical instruments in active markets to which the Company has access at the date of measurement.

•
Level II - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are directly or indirectly observable.

•
Level III - Valuations for which one or more significant inputs are unobservable. These inputs reflect our assessment of the assumptions that market participants use to value the investment based on the best available information. Level III inputs include prices of quoted securities in markets for which there are few transactions, less public information exists or prices vary among brokered market makers.

In some instances, an instrument may fall into different levels of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the value measurement. The assessment of the significance of an input requires judgment and considers factors specific to the instrument. The transfer of assets into or out of each fair value hierarchy level as a result of changes in the observability of the inputs used in measuring fair value are accounted for as of the beginning of the reporting period. Transfers resulting from a specific event, such as a reorganization or restructuring, are accounted for as of the date of the event that caused the transfer.
In the absence of observable market prices, the Company values Level III investments using valuation methodologies applied on a consistent basis. The quarterly valuation process for Level III investments begins with each portfolio company, property or security being initially valued by the Adviser's valuation team in conjunction with the investment team. The preliminary valuations are then reviewed and approved by the valuation team, the valuation committee, which consists of senior members of the investment team, and designated investment professionals as well as the valuation officer who is independent of the investment teams and reports directly to the Adviser's Chief Financial Officer. The Audit Committee reviews the preliminary valuations provided by the valuation committee and makes a recommendation to the Company's full board of directors regarding the fair value of the investments in our portfolio. The Company's board of directors ultimately determines in good faith the fair value of each investment in the Company's portfolio. Results of the valuation process are evaluated each quarter, including an assessment of whether the underlying calculations should be adjusted or recalibrated. In connection with this process, the Company evaluates changes in fair value measurements from period to period for reasonableness, considering items such as industry trends, general economic and market conditions, and factors specific to the investment.
Certain Level III assets are valued using prices obtained from pricing vendors or brokers. These investments are classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustment for investment-specific factors or restrictions. The Company seeks to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If the Company is unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within our set threshold, the Company will seek to obtain a quote directly from a broker making a market for the asset. However, given the anticipated nature of our portfolio, the Company does not expect that all of our Level III assets will be valued at least annually using prices obtained from pricing vendors or brokers. Generally, the Company does not adjust any of the prices received from these sources, and all prices are reviewed by the Company. The Company evaluates the prices obtained from pricing vendors or brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Company also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, the Company performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process.
Non-publicly traded debt and equity securities and other securities or instruments for which reliable market quotations are not available are valued by the Company using valuation methodologies applied on a consistent basis. These securities may initially be valued at the acquisition price as the best indicator of fair value. The Company reviews the significant unobservable inputs, valuations of comparable investments and other similar transactions for investments valued at acquisition price to determine whether another valuation methodology should be utilized. Subsequent valuations will depend on facts and circumstances known as of the valuation date and the application of valuation methodologies further described below under “– Non-Publicly Traded Equity Investments.” The fair value may also be based on a pending transaction expected to close after the valuation date. These valuation methodologies involve

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO FINANCIAL STATEMENTS

a significant degree of management judgment. Accordingly, valuations do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments. Fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the financial statements.
Exchange-Traded Investments
Securities listed on one or more national securities exchanges are valued at their last reported sales price on the date of valuation. If no sale occurred on the valuation date, the security is valued at the mean of the last “bid” and “ask” prices on the valuation date. Securities that are not marketable due to legal restrictions that may limit or restrict transferability are generally valued at a discount from quoted market prices. The discount would reflect the amount market participants would require due to the risk relating to the inability to access a public market for the security for the specified period and would vary depending on the nature and duration of the restriction and the risk and volatility of the underlying securities. Securities with longer duration restrictions or higher volatility are generally valued at a higher discount. Such discounts are generally estimated based on put option models or analysis of market studies. Instances where discounts have been applied to quoted prices of restricted listed securities have been infrequent. The impact of such discounts is not material to the financial statements.
Non-Exchange-Traded Investments
Investments in corporate and government debt which are not listed or admitted to trading on any securities exchange are valued at the mean of the last bid and ask prices on the valuation date based on quotations supplied by recognized quotation services or by reputable broker dealers.
The market yield approach is considered in the valuation of non-publicly traded debt investments, utilizing expected future cash flows, discounted using estimated current market rates. Discounted cash flow calculations may be adjusted to reflect current market conditions and/or the perceived credit risk of the borrowers. Consideration is also given to a borrower’s ability to meet principal and interest obligations; this may include an evaluation of collateral or the underlying value of the borrower, utilizing either the market or income techniques. A market technique utilizes valuations of comparable public companies or transactions and generally seeks to establish the enterprise value of the portfolio company using a market multiple technique. This technique takes into account a specific financial measure (such as earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted EBITDA, free cash flow, net operating income, net income, book value or net asset value) believed to be most relevant for the given company. Consideration may also be given to such factors as acquisition price of the security, historical and projected operational and financial results for the portfolio company, the strengths and weaknesses of the portfolio company relative to its comparable companies, industry trends, general economic and market conditions and other factors deemed relevant. The income technique is typically a discounted cash flow method that incorporates expected timing and level of cash flows. It incorporates assumptions in determining growth rates, income and expense projections, discount rates, capital structure, terminal values and other factors. The applicability and weight assigned to market and income techniques are determined based on the availability of reliable projections and comparable companies and transactions.
The valuation of securities may be impacted by expectations of investors’ receptiveness to a public offering of the securities, the size of the holding of the securities and any associated control, information with respect to transactions or offers for the securities (including the transaction pursuant to which the investment was made and the period of time elapsed from the date of the investment to the valuation date) and applicable restrictions on the transferability of the securities.
Investments made by the Company are, by nature, generally considered to be long-term investments and are not intended to be liquidated on a short-term basis. Accordingly, valuations by the Company do not necessarily represent amounts that could be realized on the valuation date or amounts that eventually will be realized from sales or other dispositions of investments in the future.
Additionally, these valuation methodologies involve a significant degree of management judgment. Accordingly, valuations by the Company do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments. Estimated fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the financial statements.
Foreign Currency Translation:
The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the prevailing foreign exchange rate on the reporting date. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments and investment related assets and liabilities from the fluctuations arising from changes in market prices of securities held. The Company’s investments in foreign securities may involve certain risks, including foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO FINANCIAL STATEMENTS

Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations.
Cash and Cash Equivalents:
Cash and cash equivalents consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Cash and cash equivalents are classified as Level 1 assets and are included on the Company's Schedule of Investments.
Organization and Offering Expenses:
Costs incurred to organize the Company are expensed as incurred. For the period from August 6, 2018 (commencement of operations) through September 30, 2018, the Company incurred organizational costs of $399,894.
Offering costs incurred in connection with Private Offerings were recognized as a deferred cost and amortized on a straight line basis over twelve months beginning on August 6, 2018 (commencement of operations). As of September 30, 2018, the Company incurred offering costs of $606,900, of which $87,598 was amortized for the period from August 6, 2018 (commencement of operations) through September 30, 2018.
Receivables/Payables From Unsettled Transactions:

Receivables/payables from unsettled transactions consists of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date.
Income Taxes:
The Company intends to elect to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company does not expect to incur a U.S. federal excise tax for calendar year 2018. The Company may incur a U.S. federal excise tax in future years.
The Company uses the asset and liability method to account for its income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.
FASB ASC Topic 740 Accounting for Uncertainty in Income Taxes ("ASC 740") provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO FINANCIAL STATEMENTS

tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Recent Accounting Pronouncements:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations. This ASU is intended to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing. This ASU is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. This ASU amends certain aspects of ASU 2014-09, addresses certain implementation issues identified and clarifies the new revenue standards’ core revenue recognition principles. The new standards will be effective for the Company on October 1, 2018 and early adoption is permitted on the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company's revenues are accounted for under FASB ASC Topic 320, Investments – Debt and Equity Securities, which are excluded from this standard. The application of this guidance is not expected to have a material impact on the Company’s financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods therein, and early adoption is permitted. The amendment should be adopted retrospectively. The Company did not early adopt the new guidance as of September 30, 2018. The new guidance is not expected to have a material effect on the Company's financial statements other than a change in presentation of individual line items on the Statement of Cash Flows.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value disclosure requirements. The new guidance includes new, eliminated and modified fair value disclosures. Among other requirements, the guidance requires disclosure of the range and weighted average of the significant unobservable inputs for Level 3 fair value measurements and the way it is calculated. The guidance also eliminated the following disclosures: (i) amount and reason for transfers between Level 1 and Level 2, (ii) policy for timing of transfers between levels of the fair value hierarchy and (iii) valuation processes for Level 3 fair value measurement. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted upon issuance of the guidance. The adoption of this guidance is not expected to have a material effect on the Company’s financial statements.

In August 2018, the SEC adopted amendments to certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, US GAAP requirements, or changes in the information environment in its Disclosure Update and Simplification release (the “DUS Release”). In part, the DUS Release requires an investment company to present distributable earnings in total, rather than showing the three components of distributable earnings. The compliance date for the DUS Release was for all filings on or after November 5, 2018. The Company has adopted the DUS Release on November 5, 2018, which did not have a material impact on the Company’s financial statements.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3. Portfolio Investments
Portfolio Composition
 As of September 30, 2018, the fair value of the Company's investment portfolio was $25.2 million and was comprised of investments in 16 portfolio companies.
As of September 30, 2018, the Company's investment portfolio consisted of the following:

	September 30, 2018
Cost:		% of Total Investments
Senior secured debt	$21,868,595	87.44%
Subordinated debt	3,141,284	12.56%
Total	$25,009,879	100.00%

	September 30, 2018
Fair Value:		% of Total Investments	% of Total Net Assets
Senior secured debt	$22,058,366	87.42%	72.63%
Subordinated debt	3,174,240	12.58%	10.45%
Total	$25,232,606	100.00%	83.08%
The composition of the Company's investments as of September 30, 2018 by floating rates and fixed rates was as follows:

	September 30, 2018
	Fair Value	% of Total Investments
Floating rate	$22,058,366	87.42%
Fixed rate	3,174,240	12.58
Total	$25,232,606	100.00%

The geographic composition of the Company's portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The following tables show the portfolio composition by geographic region at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets:

	September 30, 2018
Cost:		% of Total Investments
United States	$19,289,006	77.13%
Luxembourg	3,562,467	14.24%
Canada	1,470,123	5.88%
United Kingdom	688,283	2.75%
Total	$25,009,879	100.00%

	September 30, 2018
Fair Value:		% of Total Investments	% of Total Net Assets
United States	$19,459,150	77.11%	64.07%
Luxembourg	3,602,441	14.28%	11.86%
Canada	1,470,000	5.83%	4.84%
United Kingdom	701,015	2.78%	2.31%
Total	$25,232,606	100.00%	83.08%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and total net assets as of September 30, 2018 was as follows:

	September 30, 2018
Cost:		% of Total Investments
Pharmaceuticals	$4,362,090	17.44%
Managed healthcare	3,970,329	15.88%
Publishing	1,980,000	7.92%
Diversified support services	1,970,000	7.88%
Metal & glass containers	1,488,884	5.95%
Healthcare technology	1,488,750	5.95%
Industrial machinery	1,485,091	5.93%
Aerospace & defense	1,484,303	5.93%
Food retail	1,470,123	5.88%
Application software	1,382,025	5.53%
Biotechnology	1,287,000	5.15%
Auto parts & equipment	1,000,000	4.00%
Integrated telecommunication services	700,377	2.80%
Oil & gas exploration & production	688,282	2.75%
Internet services & infrastructure	252,625	1.01%
Total	$25,009,879	100.00%

	September 30, 2018
Fair Value:		% of Total Investments	% of Total Net Assets
Pharmaceuticals	$4,389,231	17.38%	14.45%
Managed healthcare	3,992,500	15.82%	13.15%
Publishing	2,022,500	8.02%	6.66%
Diversified support services	2,007,500	7.96%	6.61%
Healthcare technology	1,515,315	6.01%	4.99%
Metal & glass containers	1,514,018	6.00%	4.98%
Industrial machinery	1,492,500	5.91%	4.91%
Aerospace & defense	1,474,390	5.84%	4.85%
Food retail	1,470,000	5.83%	4.84%
Application software	1,381,764	5.48%	4.55%
Biotechnology	1,295,938	5.14%	4.27%
Auto parts & equipment	1,002,710	3.97%	3.30%
Integrated telecommunication services	713,210	2.83%	2.35%
Oil & gas exploration & production	701,015	2.78%	2.31%
Internet services & infrastructure	260,015	1.03%	0.86%
Total	$25,232,606	100.00%	83.08%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO FINANCIAL STATEMENTS

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of September 30, 2018 on the Company's Statement of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$10,403,164	$11,655,202	$22,058,366
Subordinated debt	—	1,674,240	1,500,000	3,174,240
Total investments at fair value	$—	$12,077,404	$13,155,202	$25,232,606
When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are significant to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (i.e. components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the tables below includes changes in fair value due in part to observable factors that are part of the valuation methodology.
The following table provides a roll-forward in the changes in fair value from August 6, 2018 (commencement of operations) to September 30, 2018, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior secured debt	Subordinated Debt	Total
New investments	$11,573,764	$1,500,000	$13,073,764
Accretion of original issue discount	803	—	803
Net unrealized appreciation on investments	80,635	—	80,635
Fair value as of September 30, 2018	$11,655,202	$1,500,000	$13,155,202
Net unrealized appreciation relating to Level 3 assets and liabilities still held at September 30, 2018 and reported within net unrealized appreciation on investments in the Statement of Operations for the period from August 6, 2018 to September 30, 2018	$80,635	$—	$80,635

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2018:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average (a)
Senior secured debt	$4,810,938	Broker quotations	Broker quoted price	(b)	N/A	N/A	N/A
	6,844,264	Transaction precedent technique	Transaction price	(c)	N/A	N/A	N/A
Subordinated Debt	1,500,000	Market yield technique	Market yield	(d)	14.0%	16.0%	15.0%
Total	$13,155,202
_____________________
(a) Weighted averages are calculated based on fair value of investments.
(b) The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The Company evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by the Adviser, including financial performance, recent business developments and various other factors.
(c) Used when there is an observable transaction or pending event for the investment.
(d) Used when market participant would take into account market yield when pricing the investment.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO FINANCIAL STATEMENTS

Under the market yield technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt securities as of September 30, 2018 is the market yield. Increases or decreases in the market yield may result in a lower or higher fair value measurement, respectively.
With the exception of the line items entitled "deferred offering costs" and "other assets" which are reported at amortized cost, all assets and liabilities approximate fair value on the Statement of Assets and Liabilities. The carrying value of the line items titled "interest receivable," "receivable for shares sold," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliates," "director fees payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.

Note 4. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the period from August 6, 2018 (commencement of operations) to September 30, 2018:

Period from August 6, 2018 (commencement of operations) to September 30, 2018
Loss per common share — basic and diluted:
Net decrease in net assets resulting from operations	$(462,452)
Weighted average common shares outstanding	963,587
Loss per common share — basic and diluted	$(0.48)
Capital Activity
As of September 30, 2018, the Company received $154,173,846 in Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser. As of September 30, 2018, the Company completed drawdowns of $30,834,769, or 20.0%, on such Capital Commitments.
In connection with its formation, the Company has the authority to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for the Company’s Common Stock through September 30, 2018:

	Shares Issued	Price per Share	Proceeds
August 6, 2018 (1)	770,869	$20.00	$15,417,385
September 17, 2018 (2)	770,869	20.00	15,417,384
Total	1,541,738		$30,834,769
__________________

(1)	Includes 50 shares issued to one or more affiliates of the Adviser on July 23, 2018.

(2)	Includes $40,000 of proceeds received subsequent to September 30, 2018.

Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The Company is required to distribute dividends each taxable year to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such net realized capital gains for investment. There were no distributions for the period from August 6, 2018 (commencement of operations) to September 30, 2018.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO FINANCIAL STATEMENTS

Note 5. Taxable/Distributable Income and Dividend Distributions
Taxable income differs from net decrease in net assets resulting from operations primarily due to: (1) unrealized appreciation on investments, as gains and losses are not included in taxable income until they are realized and (2) organizational and deferred offering costs.
Listed below is a reconciliation of net decrease in net assets resulting from operations to taxable loss for the period from August 6, 2018 (commencement of operations) to September 30, 2018:

Period from August 6, 2018 (commencement of operations) to September 30, 2018
Net decrease in net assets resulting from operations	$(462,452)
Net unrealized appreciation on investments	(210,104)
Book/tax difference due to organizational and deferred offering costs	483,049
Taxable Loss (1)	$(189,507)

__________________

(1)
The Company's taxable loss for the period from August 6, 2018 (commencement of operations) to September 30, 2018 is an estimate and will not be finally determined until the Company files its tax return. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2018, the Company's tax year end, the components of accumulated undistributed losses on a tax basis were as follows:

Undistributed ordinary loss, net	$(189,507)
Net realized capital losses	—
Unrealized losses, net	$(272,945)
As a RIC, the Company is also subject to a U.S. federal excise tax based on distribution requirements of its taxable income on a calendar year basis. The Company anticipates timely distribution of its taxable income in accordance with tax rules. The Company does not expect to incur a U.S. federal excise tax for calendar year 2018.
The aggregate cost of investments for income tax purposes was $25,492,928 as of September 30, 2018. As of September 30, 2018, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for income tax purposes was $233,353. As of September 30, 2018, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for income tax purposes over value was $506,298. Net unrealized depreciation based on the aggregate cost of investments for income tax purposes was $272,945.
Note 6. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.

Note 7. Related Party Transactions
The Company has entered into an Investment Advisory Agreement with the Adviser. Pursuant to the Investment Advisory Agreement, the Company pays the Adviser a fee for investment advisory and management services consisting of two components - the Management Fee and the Incentive Fee (each as defined below).
Management Fee
Prior to (i) the listing of the Company’s Common Stock on a national securities exchange or (ii) an initial public offering of the Company’s Common Stock that results in gross proceeds to the Company of at least $50 million and a listing of the Common Stock on a national securities exchange (each of (i) and (ii), a “Qualified Listing”), if any, the Adviser is entitled to receive quarterly in arrears a management fee (the “Management Fee”) equal to 1.00% per annum (the “Applicable Management Fee Percentage”) of the Company’s Gross Asset Value (as defined below); provided, that prior to a Qualified Listing, the Management Fee does not exceed 1.75% per

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO FINANCIAL STATEMENTS

annum of the Unleveraged Asset Value (as defined below). From and after the date of a Qualified Listing, if any, the Applicable Management Fee Percentage will increase to 1.50% per annum of the Company’s Gross Asset Value.
For purposes of calculating the Management Fee, the Gross Asset Value is determined by the Company’s board of directors (including any committee thereof). Until (a) the 12-month anniversary of the Initial Closing (as defined below) or (b) the completion of a Qualified Listing, whichever occurs first, the Management Fee for each quarter is calculated based on the Company’s average Gross Asset Value at the end of each month during such calendar quarter (prior to taking into account any Incentive Fee); provided, that the Management Fee for the Company’s first calendar quarter is calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). Following (a) the 12-month anniversary of the Initial Closing or (b) the completion of a Qualified Listing, whichever occurs first, the Management Fee for each quarter will be calculated based on the Company’s average Gross Asset Value at the end of such quarter and at the end of the preceding quarter (in each case, prior to taking into account any Incentive Fee); provided, that the Management Fee for the calendar quarter in which the Company consummates a Qualified Listing will be calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). For the period from August 6, 2018 (date of commencement) to September 30, 2018, base management fees were $39,726.
The term “Gross Asset Value” means the value of the Company’s gross assets, determined on a consolidated basis in accordance with GAAP, including portfolio investments purchased with borrowed funds and other forms of leverage, but excluding cash and cash equivalents.
The term “Unleveraged Asset Value” means the Gross Asset Value less the Company’s borrowings for investment purposes determined on a consolidated basis in accordance with GAAP (other than borrowings under the Company’s investor subscription credit facility that are repaid within 180 days following incurrence).
Incentive Fee
The Incentive Fee consists of two parts: the Investment Income Incentive Fee and the Capital Gains Incentive Fee (each defined below).
Investment Income Incentive Fee
The Investment Income Incentive Fee is calculated and payable quarterly in arrears based on the Company’s Pre-Incentive Fee Net Investment Income, which means consolidated interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the operating expenses accrued for the quarter (including the Management Fee, Company expenses and any interest expense or fees on any credit facilities or outstanding debt, but excluding the Incentive Fee). The Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that has not yet been received in cash. For the avoidance of doubt, the Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.50% per quarter (6% annualized) (the “Hurdle Rate”). The Company pays the Adviser an Investment Income Incentive Fee each quarter as follows:

(a)	Hurdle Rate Return: No Investment Income Incentive Fee in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate;

(b)
Catch-Up: 100% of the Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than a 1.875% (7.5% annualized) rate of return on the value of the Company’s net assets in such calendar quarter (the “Catch-Up”), which is intended to provide the Adviser with 20% of the Pre-Incentive Fee Net Investment Income as if the Hurdle Rate did not apply, if the Pre-Incentive Fee Net Investment Income exceeds the Hurdle Rate in such calendar quarter; and

(c)
80/20 Split: 20% of the Pre-Incentive Fee Net Investment Income, if any, that exceeds a 1.875% (7.5% annualized) rate of return on the value of the Company’s net assets in such calendar quarter, so that once the Hurdle Rate is reached and the

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO FINANCIAL STATEMENTS

Catch-Up in (b) immediately above is achieved, 20% of the Pre-Incentive Fee Net Investment Income thereafter is allocated to the Adviser.
The foregoing calculations will be appropriately prorated for any period of less than three months and adjusted for any issuances or repurchases of Common Stock during a quarter. For the period from August 6, 2018 (date of commencement) to September 30, 2018, there was no Investment Income Incentive Fee.
Capital Gains Incentive Fee
In addition to the Investment Income Incentive Fee described above, commencing as of December 31, 2018, the Adviser will be entitled to receive a Capital Gains Incentive Fee (as defined below). The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each calendar year. The Capital Gains Incentive Fee will be equal to 20% of the realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee with respect to each of the investments in the Company’s portfolio, provided that the Capital Gains Incentive Fee determined as of December 31, 2018, if any, will be calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of the Initial Closing through the end of 2018 (the “Capital Gains Incentive Fee,” and together with the Investment Income Incentive Fee, the “Incentive Fee”).
Although the Capital Gains Incentive Fee due to the Adviser will not be payable until it is contractually due based on the Investment Advisory Agreement, the Company will accrue this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 20% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the period from August 6, 2018 (date of commencement) to September 30, 2018, the accrued Capital Gains Incentive Fee was $42,021.
As of September 30, 2018, the Company had a liability on its Statement of Assets and Liabilities in the amount of $81,747 reflecting the unpaid portion of the base management fee and incentive fee payable to the Adviser.
Administration Agreement
The Company entered into an administration agreement (the “Administration Agreement”) with Oaktree Fund Administration, LLC (the “Administrator”), an affiliate of the Adviser. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, the Company’s required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, and being responsible for the financial records that the Company is required to maintain and preparing reports to stockholders and reports filed with the SEC. In addition, the Administrator assists the Company in determining and publishing the net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.
Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement and providing personnel and facilities. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party, by the vote of a majority of the Company’s outstanding voting securities, or by the vote of the Company’s directors or by the Administrator. In addition, our Administrator entered into a sub-administration agreement (the “Sub-Administration Agreement”) with State Street Bank and Trust Company (“State Street”), pursuant to which State Street provides for certain administrative and professional services. The Company bears all of the costs and expenses of any sub-administration agreements that the Administrator enters into.
For the avoidance of doubt, the Company will bear its allocable portion of the costs of the compensation, benefits, and related administrative expenses (including travel expenses) of the Company’s officers who provide operational and administrative services

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO FINANCIAL STATEMENTS

under the Administration Agreement, their respective staffs and other professionals who provide services to the Company (including, in each case, employees of the Administrator or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company. The Company will reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to the Company’s business and affairs and to acting on the Company’s behalf). Our board of directors will review the fees payable under the Administration Agreement to determine that these fees are reasonable and comparable to administrative services charged by unaffiliated third parties.
For the period from August 6, 2018 (date of commencement) through September 30, 2018, the Company incurred $109,484 of expenses under the Administration Agreement. As of September 30, 2018, $1,114,484 was included in “Due to affiliate” in the Statement of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses, including deferred offering costs, payable to the Administrator.
Placement Agent Agreement
The Company has entered into a Placement Agent Agreement with OCM Investments, LLC (the “Placement Agent”), an affiliate of the Adviser, which may require investors (other than investors sourced by the Company, the Adviser, the Placement Agent or their respective affiliates) to pay a distribution fee to the Placement Agent for its services. Although the Company will not pay any fees to the Placement Agent, the Company will indemnify the Placement Agent in connection with its activities.
Note 8. Financial Highlights

Period from August 6, 2018 (commencement of operations) through September 30, 2018
Net asset value at beginning of period (1)	$20.00
Net investment loss (2)	(0.70)
Net unrealized appreciation on investments (3)	0.40
Net asset value at end of period	$19.70
Total return (4)	(1.49)%
Common stock outstanding at beginning of period	50
Common stock outstanding at end of period	1,541,738
Net assets at beginning of period	$1,000
Net assets at end of period	$30,372,317
Average net assets (5)	$19,040,505
Ratio of net investment income to average net assets (6)	(3.53)%
Ratio of total expenses to average net assets (6)	4.11%
Ratio of portfolio turnover to average investments at fair value	—%

(1)	Reflects the per share price for the Company's initial drawdown in connection with the commencement of operations on August 6, 2018.
(2)	Calculated based upon weighted average shares outstanding for the period.
(3)	The amount shown does not correspond with the net unrealized appreciation on investments for the period as it includes the effect of the timing of equity issuances.
(4)
Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share and has not been annualized.

(5)	Calculated based upon the weighted average net assets for the period.
(6)	Financial results for the period from August 6, 2018 (commencement of operations) through September 30, 2018 have not been annualized for purposes of this ratio.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO FINANCIAL STATEMENTS

Note 9. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of September 30, 2018, off-balance sheet arrangements consisted of $88,235 of unfunded commitments to provide debt financing pursuant to the Company's first lien revolver investment in iCIMs, Inc. Such commitment is subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Statement of Assets and Liabilities.

Note 10. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of September 30, 2018 and for the period from August 6, 2018 (commencement of operations) through September 30, 2018, except as discussed below.
Credit Facility
On October 16, 2018, the Company entered into a revolving credit agreement (the “Credit Agreement”) between the Company, as borrower, and City National Bank (“CNB”), as lender. The Credit Agreement provides for a senior secured revolving credit facility (the “Credit Facility”) of up to $100 million (the “Maximum Commitment”) in aggregate principal amount, subject to (i) the lesser of a percentage of unfunded commitments from certain classes of eligible investors in the Company and (ii) the Maximum Commitment. The maturity date of the Credit Facility is October 15, 2020. Borrowings under the Credit Facility bear interest at a rate equal to (a) the London Interbank Offered Rate (“LIBOR”) for the selected period plus 1.65% for LIBOR loans or (b) the prime rate of CNB minus 0.25% for prime rate loans. There is a non-usage fee of 25 basis points per year on the unused portion of the Credit Facility, payable quarterly.
The Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all Capital Commitments, (ii) our right to make capital calls, receive payment of capital contributions from investors and enforce payment of capital commitments and capital contributions under our Subscription Agreements with investors and other operative documents and (iii) a cash collateral account into which the capital contributions from investors are made. We have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. Our borrowings, including under the Credit Facility, are subject to the leverage restrictions contained in the Investment Company Act.
Commitments
Subsequent to September 30, 2018, the Company received an additional $183,510,150 of Capital Commitments in connection with Private Offerings. As of December 19, 2018, the Company raised a total of $337,683,996 in total Capital Commitments in connection with Private Offerings.
Drawdowns
The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the Company’s Common Stock subsequent to September 30, 2018:

Drawdown Date	Shares Issued	Price per Share	Proceeds
October 29, 2018	1,060,964	$19.85	$21,060,130
November 15, 2018	789,198	19.82	15,641,900
Total	1,850,162		$36,702,030

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer and Treasurer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

(b) Management's Report on Internal Control Over Financial Reporting

This annual report on Form 10-K does not include a report or management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during this fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
We intend to file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

We have adopted a code of ethics under the Sarbanes-Oxley Act (the "SOX Code of Ethics"), which applies to, among others, our principal executive officer and principal financial officer. There have been no material changes to our SOX Code of Ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. We hereby undertake to provide a copy of this code to any person, without charge, upon request. Requests for a copy of this code may be made in writing addressed to Oaktree Strategic Income II, Inc., 333 South Grand Avenue 28th Floor, Los Angeles, CA 90071.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this annual report

The following reports and financial statements are set forth in Part II, Item 8 of this Form 10-K:

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
4.1	Form of Subscription Agreement (2)
10.1	Investment Advisory Agreement, dated as of July 9, 2018, by and between the Company and Oaktree Capital Management, L.P. (1)
10.2	Administration Agreement, dated as of July 9, 2018, by and between the Company and Oaktree Fund Administration, LLC (1)
10.3	Form of Indemnification Agreement (1)
10.4	Custody Agreement, dated as of July 31, 2018, by and between the Company and The Bank of New York Mellon (1)
10.5	Revolving Credit Agreement, dated as of October 16, 2018, among the Company, as borrower, and City National Bank, as lender (3)
24	Power of Attorney (included on the signature page hereto)*
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Form 10-12G filed by the Company on August 3, 2018 (File No. 000-55975)
(2)	Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on October 2, 2018 (File No. 000-55975)
(3)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed by the Company on October 18, 2018 (File No. 814-01281)

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE STRATEGIC INCOME CORPORATION

By:	/s/ Edgar Lee
Edgar Lee
Chairman, Chief Executive Officer and Chief Investment Officer

By:	/s/ Mel Carlisle
Mel Carlisle
Chief Financial Officer and Treasurer
Date: December 19, 2018

 POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Edgar Lee and Mel Carlisle, and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Annual Report on Form 10-K for the fiscal year ended September 30, 2018, and any or all amendments to this Report, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any other regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in order to effectuate the same, as fully to all intents and purposes as he himself might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDGAR LEE Edgar Lee	Chairman, Chief Executive Officer and Chief Investment Officer (principal executive officer)	December 19, 2018

/s/ MEL CARLISLE Mel Carlisle	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	December 19, 2018

/s/ ALLISON KELLER Allison Keller	Director	December 19, 2018

/s/ STEVE MOSKO Steve Mosko	Director	December 19, 2018