Form 10-Q
period 2018-12-31
Oaktree Strategic Income II, Inc.
filed 2019-02-13
CIK 1744179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
(213) 830-6300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒     NO   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES   ☐   NO   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 11, 2019
Common stock, $0.001 par value	3,391,900

OAKTREE STRATEGIC INCOME II, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2018

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Assets and Liabilities

	December 31, 2018 (unaudited)	September 30, 2018
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost December 31, 2018: $59,207,088; cost September 30, 2018: $25,009,879)	$58,419,573	$25,232,606
Cash and cash equivalents	25,340,638	10,131,268
Interest receivable	254,090	87,979
Derivative asset at fair value	34,535	—
Deferred financing costs	474,923	—
Deferred offering costs	447,781	519,302
Receivable for shares sold	—	40,000
Other assets	230,279	225,597
Total assets	$85,201,819	$36,236,752
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$433,831	$307,213
Base management fee and incentive fee payable	120,929	81,747
Due to affiliates	327,093	1,114,484
Interest payable	78,401	—
Payables from unsettled transactions	10,820,061	4,334,741
Director fees payable	26,250	26,250
Credit facility payable	7,000,000	—
Total liabilities	18,806,565	5,864,435
Commitments and contingencies (Note 11)
Net assets:
Common stock, $0.001 par value per share, 250,000,000 shares authorized; 3,391,900 shares issued and outstanding at December 31, 2018; 1,541,738 shares issued and outstanding at September 30, 2018	3,392	1,542
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized; none issued and outstanding at December 31, 2018 and September 30, 2018	—	—
Additional paid-in-capital	67,533,407	30,833,227
Accumulated net decrease in net assets resulting from operations	(1,141,545)	(462,452)
Total net assets (equivalent to $19.57 and $19.70 per common share at December 31, 2018 and September 30, 2018, respectively) (Note 10)	66,395,254	30,372,317
Total liabilities and net assets	$85,201,819	$36,236,752
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statement of Operations
(unaudited)

For the three months ended December 31, 2018
Interest income:
Non-control/Non-affiliate investments	$819,219
Interest on cash and cash equivalents	23,489
Total interest income	842,708
PIK interest income:
Non-control/Non-affiliate investments	67,946
Total PIK interest income	67,946
Fee income:
Non-control/Non-affiliate investments	255,564
Total fee income	255,564
Total investment income	1,166,218
Expenses:
Base management fee	120,929
Capital gains incentive fee	(42,021)
Offering costs	168,269
Organization expenses	56,211
Professional fees	192,840
Directors fees	26,250
Interest expense	133,883
Administrator expense	82,045
General and administrative expenses	143,932
Total expenses	882,338
Net investment income before taxes	283,880
Excise tax expense	9,357
Net investment income	274,523
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(997,620)
Foreign currency forward contracts	34,535
Net unrealized appreciation (depreciation)	(963,085)
Realized gains (losses):
Non-control/Non-affiliate investments	9,469
Net realized gains (losses)	9,469
Net realized and unrealized gains (losses)	(953,616)
Net decrease in net assets resulting from operations	$(679,093)
Net investment income per common share — basic and diluted	$0.10
Loss per common share — basic and diluted (Note 5)	$(0.25)
Weighted average common shares outstanding — basic and diluted	2,682,977

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statement of Changes in Net Assets
(unaudited)

For the three months ended December 31, 2018
Operations:
Net investment income	$274,523
Net unrealized appreciation (depreciation)	(963,085)
Net realized gains (losses)	9,469
Net decrease in net assets resulting from operations	(679,093)
Capital share transactions:
Issuance of common stock	36,702,030
Net increase in net assets from capital share transactions	36,702,030
Total increase in net assets	36,022,937
Net assets at beginning of period	30,372,317
Net assets at end of period	$66,395,254
Net asset value per common share	$19.57
Common shares outstanding at end of period	3,391,900

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statement of Cash Flows
(unaudited)

For the three months ended December 31, 2018
Operating activities:
Net decrease in net assets resulting from operations	$(679,093)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	963,085
Net realized (gains) losses	(9,469)
PIK interest income	(67,946)
Accretion of original issue discount on investments	(83,866)
Amortization of deferred financing costs	55,482
Amortization of deferred offering costs	168,269
Purchases of investments	(35,711,794)
Proceeds from sales and repayments of investments	1,628,109
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(137,219)
(Increase) decrease in other assets	(4,682)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	126,618
Increase (decrease) in base management fee and incentive fee payable	39,182
increase (decrease) in due to affiliates	(884,139)
Increase (decrease) in interest payable	78,401
Increase (decrease) in payables from unsettled transactions	6,485,320
Net cash used in operating activities	(28,033,742)
Financing activities:
Borrowings under the credit facility	7,000,000
Proceeds from the issuance of common stock	36,742,030
Deferred financing costs paid	(530,405)
Net cash provided by financing activities	43,211,625
Effect of exchange rate changes on foreign currency	31,487
Net increase in cash and cash equivalents	15,209,370
Cash and cash equivalents, beginning of period	10,131,268
Cash and cash equivalents, end of period	$25,340,638
Supplemental information:
Cash paid for interest	$—
Non-cash financing activities:
Deferred offering costs incurred	$96,748

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2018
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value
Non-Control/Non-Affiliate Investments (6)
Access CIG, LLC		Diversified support services
First Lien Delayed Draw Term Loan, LIBOR+3.75% cash due 2/27/2025 (4)(8)			$—	$(2,443)	$(5,049)
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025 (4)	6.46%		1,899,129	1,880,493	1,850,473
				1,878,050	1,845,424
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% (0% Floor) cash due 7/10/2026 (4)(9)	7.25%		€2,500,000	2,862,090	2,825,724
				2,862,090	2,825,724
Air Medical Group Holdings, Inc.		Healthcare services
First Lien Term Loan B, LIBOR+4.25% (1% Floor) cash due 3/14/2025 (4)	6.75%		$1,098,227	1,072,729	1,026,057
				1,072,729	1,026,057
Algeco Scotsman Global Finance Plc		Construction & engineering
Fixed Rate Callable Bond 8% cash due 2/15/2023 (9)			1,000,000	1,024,083	937,500
				1,024,083	937,500
Altice France S.A.		Integrated telecommunication services
Fixed Rate Callable Bond 7.75% cash due 5/15/2022 (9)			730,000	702,210	667,038
				702,210	667,038
Alvotech Holdings S.A.		Biotechnology
Fixed Rate Bond 15% PIK note due 12/13/2023 (7)(9)			4,000,000	3,920,504	3,920,504
				3,920,504	3,920,504
Assembled Brands Capital LLC		Specialized finance
82,713.38 Class A Units (7)			—	82,713	82,713
63,107.22 Class B Units (7)			—	—	—
First Lien Delayed Draw Term Loan, LIBOR+6% cash due 10/17/2023 (4)(7)(8)	8.80%		88,228	88,228	88,228
				170,941	170,941
Avantor Inc.		Healthcare distributors
Fixed Rate Bond 9% cash due 10/1/2025			1,000,000	1,017,195	1,002,500
				1,017,195	1,002,500
Ball Metalpack Finco, LLC		Metal & glass containers
First Lien Term Loan, LIBOR+4.5% due 7/31/2025 (4)(7)	7.02%		1,496,250	1,485,426	1,458,919
				1,485,426	1,458,919
Boxer Parent Company Inc.		Systems software
First Lien Term Loan B, LIBOR+4.25% cash due 10/2/2025 (4)	7.05%		1,995,000	1,973,496	1,929,235
				1,973,496	1,929,235
CGG Holding US, Inc.		Oil & gas equipment & services
Fixed Rate Callable Bond 9% cash due 5/1/2023 (9)			1,000,000	1,043,398	990,000
				1,043,398	990,000
DigiCert, Inc.		Internet services & infrastructure
First Lien Term Loan B, LIBOR+4% cash due 10/31/2024 (4)	6.52%		1,701,750	1,671,231	1,671,969
				1,671,231	1,671,969
DKT Finance APS		Integrated telecommunication services
Fixed Rate Callable Bond 9.375% cash due 6/17/2023 (9)			1,000,000	1,050,710	1,027,500
				1,050,710	1,027,500
EHR Canada, LLC		Food retail
First Lien Term Loan, LIBOR+8% (1% Floor) cash due 9/28/2020 (4)(7)	10.80%		1,539,054	1,512,994	1,526,742
				1,512,994	1,526,742
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2018
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value
GI Chill Acquisition LLC		Managed healthcare
First Lien Term Loan, LIBOR+4% cash due 8/6/2025 (4)(7)	6.80%		$1,995,000	$1,985,025	$1,995,000
Second Lien Term Loan, LIBOR+7.5% cash due 8/6/2026 (4)(7)	10.30%		2,000,000	1,980,968	2,000,000
				3,965,993	3,995,000
GoodRx, Inc.		Interactive media & services
Second Lien Term Loan, LIBOR+7.5% cash due 10/12/2026 (4)(7)	9.96%		1,333,333	1,305,681	1,326,666
				1,305,681	1,326,666
GTT Communications Inc.		Internet services & infrastructure
Fixed Rate Callable Bond 7.875% cash due 12/31/2024 (9)			160,000	152,151	139,200
				152,151	139,200
Horizon Pharma, Inc.		Pharmaceuticals
Fixed Rate Callable Bond 8.75% cash due 11/1/2024 (9)			1,000,000	1,058,404	1,020,000
				1,058,404	1,020,000
iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.5% (1% Floor) cash due 9/12/2024 (4)(7)	8.94%		1,411,765	1,384,972	1,385,000
First Lien Revolver, LIBOR+6.5% (1% Floor) cash due 9/12/2024 (4)(7)(8)			—	(1,675)	(1,673)
				1,383,297	1,383,327
LTI Holdings, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026 (4)	9.27%		1,000,000	1,000,000	933,750
				1,000,000	933,750
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan B, LIBOR+4.25% cash due 8/2/2025 (4)(7)	6.81%		1,296,750	1,283,783	1,251,364
				1,283,783	1,251,364
McAfee, LLC		Systems software
First Lien Term Loan B, LIBOR+3.75% (1% Floor) cash due 9/30/2024 (4)	6.27%		881,230	876,253	860,300
				876,253	860,300
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan B, LIBOR+5.75% (1% Floor) cash due 9/15/2023 (4)(7)	8.52%		1,496,250	1,482,142	1,466,325
				1,482,142	1,466,325
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.5% cash due 8/29/2025 (4)(7)	7.30%		1,995,000	1,975,050	1,972,556
				1,975,050	1,972,556
Refinitiv Holdings, Inc.		Financial exchanges & data
First Lien Term Loan B, LIBOR+3.75% cash due 10/1/2025 (4)	6.27%		537,000	516,863	513,506
				516,863	513,506
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2018
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value
Scilex Pharmaceuticals, Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond cash due 8/15/2026 (7)			$2,400,000	$1,555,567	$1,560,000
				1,555,567	1,560,000
Sirva Worldwide, Inc.		Diversified support services
First Lien Term Loan, LIBOR+5.5% cash due 8/4/2025 (4)	8.06%		2,000,000	1,970,000	1,965,000
				1,970,000	1,965,000
Sorrento Therapeutics, Inc.		Biotechnology
First Lien Term Loan, LIBOR+7% (1% Floor) cash due 11/7/2023 (4)(7)(9)	9.81%		8,000,000	7,379,628	7,379,628
First Lien Delayed Draw Term Loan, LIBOR+7% (1% Floor) cash due 11/7/2023 (4)(7)(8)(9)			—	(38,773)	(38,795)
Stock Warrants (exercise price $3.28) expiration date 5/7/2029 (7)(9)				560,000	447,776
				7,900,855	7,788,609
Tullow Oil PLC		Oil & gas exploration & production
Fixed Rate Callable Bond 6.25% cash due 04/15/2022 (9)			700,000	689,047	677,250
				689,047	677,250
Uber Technologies, Inc.		Application software
First Lien Term Loan, LIBOR+4% (1% Floor) cash due 4/4/2025 (4)	6.39%		988,516	981,055	965,657
				981,055	965,657
UOS, LLC		Trading companies & distributors
First Lien Term Loan B, LIBOR+5.5% (1% Floor) cash due 4/18/2023 (4)	8.02%		2,992,405	3,018,441	2,992,405
				3,018,441	2,992,405
US Well Services, LLC		Oil & gas drilling
Second Lien Delayed Draw Term Loan, LIBOR+7.75% (1% Floor) cash due 5/31/2020 (7)	10.27%		1,066,667	1,022,946	1,027,200
Second Lien Incremental Term Loan, LIBOR+7.75% (1% Floor) cash due 5/31/2020 (7)(8)			—	—	—
				1,022,946	1,027,200
Veritas US Inc.		Application software
First Lien Term Loan B-1, LIBOR+4.5% (1% Floor) cash due 1/27/2023 (4)	7.09%		338,140	307,318	290,680
				307,318	290,680
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan B, LIBOR+4.5% (1% Floor) cash due 8/27/2025 (4)	7.02%		2,407,965	2,392,185	2,335,725
				2,392,185	2,335,725
WeddingWire, Inc.		Interactive media & services
First Lien Term Loan, LIBOR+4.5% cash due 12/19/2025 (4)	7.29%		3,000,000	2,985,000	2,955,000
				2,985,000	2,955,000
Total Non-Control/Non-Affiliate Investments (88.0% of net assets)				$59,207,088	$58,419,573
Cash and Cash Equivalents
Dreyfus Government Cash Management Fund 289, Institutional Shares				$16,000,000	$16,000,000
Other Cash Accounts				9,340,638	9,340,638
Total Cash and Cash Equivalents (38.2% of net assets)				$25,340,638	$25,340,638
Total Portfolio Investments, Cash and Cash Equivalents (126.2% of net assets)				$84,547,726	$83,760,211
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2018
(unaudited)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$2,881,172	€2,475,000	3/14/2019	Bank of New York Mellon	$34,535

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)
Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.

(4)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate based rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of December 31, 2018, the reference rates for our variable rate loans were the 30-day LIBOR at 2.52%, 60-day LIBOR at 2.62%, the 90-day LIBOR at 2.80%, the 180-day LIBOR at 2.88% and the 30-day EURIBOR at (0.41)%.

(5)	"€" signifies the investment is denominated in Euros. All other investments are denominated in U.S. dollars.

(6)
Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the Investment Company Act of 1940, as amended ("Investment Company Act"), as investments in companies in which the Company owns more than 25% of the voting securities and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(7)
As of December 31, 2018, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.

(8)
Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

(9)
Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2018, qualifying assets represented 75.1% of the Company's total assets and non-qualifying assets represented 24.9% of the Company's total assets.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
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
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value
Sirva Worldwide, Inc.		Diversified support services
First Lien Term Loan, LIBOR+5.5% cash due 8/4/2025 (4)	7.75%		$2,000,000	$1,970,000	$2,007,500
				1,970,000	2,007,500
Tullow Oil PLC		Oil & gas exploration & production
Fixed Rate Callable Bond 6.25% cash due 04/15/2022 (9)			700,000	688,282	701,015
				688,282	701,015
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan B, LIBOR+4.5% cash due 8/27/2025 (4)	6.74%		1,500,000	1,488,750	1,515,315
				1,488,750	1,515,315
Total Non-Control/Non-Affiliate Investments (83.1% of net assets)				$25,009,879	$25,232,606
Cash and Cash Equivalents				$10,131,268	$10,131,268
Total Cash and Cash Equivalents (33.4% of net assets)				$10,131,268	$10,131,268
Total Portfolio Investments, Cash and Cash Equivalents (116.4% of net assets)				$35,141,147	$35,363,874
See notes to Consolidated Financial Statements.

(1)	All debt investments are income producing unless otherwise noted.

(2)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.

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

(6)
Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the Investment Company Act, as investments in companies in which the Company owns more than 25% of the voting securities and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(7)	As of September 30, 2018, these investments are categorized as Level 3 within the fair value hierarchy established by ASC 820 and were valued using significant unobservable inputs.

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company was formed on April 30, 2018 as a Delaware corporation and is externally managed by Oaktree Capital Management, L.P. (the "Adviser"). The Company conducts private offerings (each, a “Private Offering”) of its common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing of a Private Offering, each investor participating in that closing makes a capital commitment (each, a “Capital Commitment”) to purchase the Company's Common Stock pursuant to a subscription agreement entered into with the Company in connection with its Capital Commitment ("Subscription Agreement"). Investors are required to fund drawdowns to purchase the Company's Common Stock up to the amount of their respective Capital Commitments on an as-needed basis. On July 23, 2018, the Company was initially capitalized with a $1,000 investment by the Adviser. The initial closing of a Private Offering occurred on August 6, 2018 (the "Initial Closing"). The Company's operations commenced on August 6, 2018, and loan origination and investment activities commenced shortly after the Initial Closing. As of December 31, 2018, the Company raised $337,683,996 in total Capital Commitments from investors in connection with Private Offerings.

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

Note 2. Significant Accounting Policies
Basis of Presentation:
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the consolidated financial statements have been made. All intercompany balances and transactions have been eliminated. The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services - Investment Companies ("ASC 946").
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
Consolidation:
The accompanying consolidated financial statements include the accounts of Oaktree Strategic Income II, Inc. and its consolidated subsidiary, OSI 2 AB Blocker LLC. OSI 2 AB Blocker LLC is wholly-owned and, as such, consolidated into the consolidated financial statements. The assets of OSI 2 AB Blocker LLC are not directly available to satisfy the claims of the creditors of Oaktree Strategic Income II, Inc. As an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements but rather are included on the Consolidated Statements of Assets and Liabilities as investments at fair value.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Non-publicly traded debt and equity securities and other securities or instruments for which reliable market quotations are not available are valued by the Company using valuation methodologies applied on a consistent basis. These securities may initially be valued at the acquisition price as the best indicator of fair value. The Company reviews the significant unobservable inputs, valuations of comparable investments and other similar transactions for investments valued at acquisition price to determine whether another valuation methodology should be utilized. Subsequent valuations will depend on facts and circumstances known as of the valuation date and the application of valuation methodologies further described below under “– Non-Exchange-Traded Investments.” The fair value may also be based on a pending transaction expected to close after the valuation date. These valuation methodologies involve a significant degree of management judgment. Accordingly, valuations do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments. Fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the consolidated financial statements.
Exchange-Traded Investments
Securities listed on one or more national securities exchanges are valued at their last reported sales price on the date of valuation. If no sale occurred on the valuation date, the security is valued at the mean of the last “bid” and “ask” prices on the valuation date. Securities that are not marketable due to legal restrictions that may limit or restrict transferability are generally valued at a discount from quoted market prices. The discount would reflect the amount market participants would require due to the risk relating to the inability to access a public market for the security for the specified period and would vary depending on the nature and duration of the restriction and the risk and volatility of the underlying securities. Securities with longer duration restrictions or higher volatility are generally valued at a higher discount. Such discounts are generally estimated based on put option models or analysis of market studies. Instances where discounts have been applied to quoted prices of restricted listed securities have been infrequent. The impact of such discounts is not material to the consolidated financial statements.
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
Additionally, these valuation methodologies involve a significant degree of management judgment. Accordingly, valuations by the Company do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investments. Estimated fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the consolidated financial statements.
Foreign Currency Translation:
The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the prevailing foreign exchange rate on the reporting date. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. The Company’s investments in foreign securities may involve certain risks, including foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.
Derivative Instruments
The Company does not utilize hedge accounting and as such values its derivative instruments at fair value with the unrealized gains or losses recorded in “net unrealized appreciation (depreciation)” in the Company’s Consolidated Statement of Operations.
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
In connection with its investment in a portfolio company, the Company sometimes receives nominal cost equity that is valued as part of the negotiation process with the portfolio company. When the Company receives nominal cost equity, the Company allocates its cost basis in the investment between debt securities and the nominal cost equity at the time of origination. Any resulting discount from recording the loan, or otherwise purchasing a security at a discount, is accreted into interest income over the life of the loan.
PIK Interest Income
The Company's investments in debt securities may contain payment-in-kind ("PIK") interest provisions. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success; information obtained by the Company in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, the Company determines whether to cease accruing PIK interest on a loan or debt security. The Company's determination to cease accruing PIK interest is generally made well before the Company's full write-down of a loan or debt security. In addition, if it is subsequently determined that the Company will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on the Company’s debt investments increases the recorded cost bases of these investments in the consolidated financial statements and, as a result, increases the cost bases of these investments for purposes of computing the capital gain incentive fee payable by the Company to Oaktree. To maintain its status as a RIC, certain income from PIK interest may be required to be distributed to the Company’s stockholders, even though the Company has not yet collected the cash and may never do so.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fee Income
Oaktree may provide financial advisory services to portfolio companies and in return the Company may receive fees for capital structuring services. These fees are generally nonrecurring and are recognized by the Company upon the investment closing date. The Company may also receive additional fees in the ordinary course of business, including servicing, amendment, and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.
The Company may structure exit fees across certain of its portfolio investments to be received upon the future exit of those investments. These fees are typically paid to the Company upon the earliest to occur of (i) a sale of the borrower or substantially all of its assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.
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
Organization and Offering Expenses:
Costs incurred to organize the Company are expensed as incurred. For the three months ended December 31, 2018, the Company incurred organizational costs of $56,211.
Offering costs incurred in connection with Private Offerings are recognized as a deferred cost and amortized on a straight line basis over twelve months beginning on August 6, 2018 (commencement of operations). For the three months ended December 31, 2018, the Company incurred additional offering costs of $96,748 and amortized $168,269 of deferred offering costs.
Receivables/Payables From Unsettled Transactions:

Receivables/payables from unsettled transactions consists of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date.
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and debt offerings. Deferred financing costs in connection with credit facilities are capitalized as an asset at the time of payment. Deferred financing costs in connection with all other debt arrangements are a direct deduction from the related debt liability at the time of payment. Deferred financing costs are amortized using the effective interest method over the terms of the respective debt arrangement. This amortization expense is included in interest expense in the Company's Consolidated Statement of Operations. Upon early termination or modification of a credit facility, all or a portion of unamortized fees related to such facility may be accelerated into interest expense.
Income Taxes:
The Company intends to elect to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company expects to incur a U.S. federal excise tax of $9,357 for calendar year 2018.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
FASB ASC Topic 740 Accounting for Uncertainty in Income Taxes ("ASC 740") provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Recent Accounting Pronouncements:
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The amendments in ASU No. 2014-09 were adopted using the modified retrospective approach by the Company beginning on October 1, 2018. The adoption and application of this guidance did not have a material impact on the Company’s consolidated financial statements, and the Company did not recognize a cumulative effect adjustment on net assets in connection with the adoption of the new revenue recognition guidance.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value disclosure requirements. The new guidance includes new, eliminated and modified fair value disclosures. Among other requirements, the guidance requires disclosure of the range and weighted average of the significant unobservable inputs for Level 3 fair value measurements and the way it is calculated. The guidance also eliminated the following disclosures: (i) amount and reason for transfers between Level 1 and Level 2, (ii) policy for timing of transfers between levels of the fair value hierarchy and (iii) valuation processes for Level 3 fair value measurement. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted upon issuance of the guidance. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Note 3. Portfolio Investments
Portfolio Composition
 As of December 31, 2018, the fair value of the Company's investment portfolio was $58.4 million and was comprised of investments in 35 portfolio companies. As of September 30, 2018, the fair value of the Company's investment portfolio was $25.2 million and was comprised of investments in 16 portfolio companies.
As of December 31, 2018 and September 30, 2018, the Company's investment portfolio consisted of the following:

	December 31, 2018		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$50,271,610	84.91%	$21,868,595	87.44%
Subordinated debt	8,292,765	14.01%	3,141,284	12.56%
Common equity	642,713	1.09%	—	—%
Total	$59,207,088	100.00%	$25,009,879	100.00%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$49,868,096	85.36%	75.11%	$22,058,366	87.42%	72.63%
Subordinated debt	8,020,988	13.73%	12.08%	3,174,240	12.58%	10.45%
Common equity	530,489	0.91%	0.80%	—	—%	—%
Total	$58,419,573	100.00%	87.99%	$25,232,606	100.00%	83.08%
The composition of the Company's debt investments as of December 31, 2018 and September 30, 2018 by floating rates and fixed rates was as follows:

	December 31, 2018		September 30, 2018
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$45,947,593	79.37%	$22,058,366	87.42%
Fixed rate	11,941,491	20.63%	3,174,240	12.58%
Total	$57,889,084	100.00%	$25,232,606	100.00%

The geographic composition of the Company's portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The following tables show the portfolio composition by geographic region at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets:

	December 31,2018		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
United States	$46,402,051	78.37%	$19,289,006	77.13%
Iceland	3,920,504	6.62%	—	—%
Luxembourg	3,564,300	6.02%	3,562,467	14.24%
United Kingdom	1,713,131	2.89%	688,283	2.75%
Canada	1,512,994	2.56%	1,470,123	5.88%
Denmark	1,050,710	1.77%	—	—%
France	1,043,398	1.76%	—	—%
Total	$59,207,088	100.00%	$25,009,879	100.00%

	December 31, 2018			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$45,847,316	78.48%	69.05%	$19,459,150	77.11%	64.07%
Iceland	3,920,504	6.71%	5.90%	—	—%	—%
Luxembourg	3,492,761	5.98%	5.26%	3,602,441	14.28%	11.86%
United Kingdom	1,614,750	2.76%	2.43%	701,015	2.78%	2.31%
Canada	1,526,742	2.61%	2.30%	1,470,000	5.83%	4.84%
Denmark	1,027,500	1.76%	1.55%	—	—%	—%
France	990,000	1.69%	1.49%	—	—%	—%
Total	$58,419,573	100.00%	87.99%	$25,232,606	100.00%	83.08%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of December 31, 2018 and September 30, 2018 was as follows:

	December 31, 2018		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Biotechnology	$13,105,140	22.13%	$1,287,000	5.15%
Pharmaceuticals	5,476,061	9.25%	4,362,090	17.44%
Interactive media & services	4,290,681	7.25%	—	—%
Managed healthcare	3,965,993	6.70%	3,970,329	15.88%
Diversified support services	3,848,050	6.50%	1,970,000	7.88%
Trading companies & distributors	3,018,441	5.10%	—	—%
Systems software	2,849,750	4.81%	—	—%
Application software	2,671,671	4.51%	1,382,025	5.53%
Healthcare technology	2,392,185	4.04%	1,488,750	5.95%
Publishing	1,975,050	3.34%	1,980,000	7.92%
Internet services & infrastructure	1,823,382	3.08%	252,625	1.01%
Integrated telecommunication services	1,752,920	2.96%	700,377	2.80%
Food retail	1,512,994	2.56%	1,470,123	5.88%
Metal & glass containers	1,485,426	2.51%	1,488,884	5.95%
Industrial machinery	1,482,142	2.50%	1,485,091	5.93%
Healthcare services	1,072,729	1.81%	—	—%
Oil & gas equipment & services	1,043,398	1.76%	—	—%
Construction & engineering	1,024,083	1.73%	—	—%
Oil & gas drilling	1,022,946	1.73%	—	—%
Healthcare distributors	1,017,195	1.72%	—	—%
Auto parts & equipment	1,000,000	1.69%	1,000,000	4.00%
Oil & gas exploration & production	689,047	1.16%	688,282	2.75%
Financial exchanges & data	516,863	0.87%	—	—%
Specialized finance	170,941	0.29%	—	—%
Aerospace & defense	—	—	1,484,303	5.93%
Total	$59,207,088	100.00%	$25,009,879	100.00%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Biotechnology	$12,960,477	22.19%	19.52%	$1,295,938	5.14%	4.27%
Pharmaceuticals	5,405,724	9.25%	8.14%	4,389,231	17.38%	14.45%
Interactive media & services	4,281,666	7.33%	6.45%	—	—%	—%
Managed healthcare	3,995,000	6.84%	6.02%	3,992,500	15.82%	13.15%
Diversified support services	3,810,423	6.52%	5.74%	2,007,500	7.96%	6.61%
Trading companies & distributors	2,992,405	5.12%	4.51%	—	—%	—%
Systems software	2,789,535	4.78%	4.20%	—	—%	—%
Application software	2,639,665	4.52%	3.98%	1,381,764	5.48%	4.55%
Healthcare technology	2,335,725	4.00%	3.52%	1,515,315	6.01%	4.99%
Publishing	1,972,556	3.38%	2.97%	2,022,500	8.02%	6.66%
Internet services & infrastructure	1,811,169	3.10%	2.73%	260,015	1.03%	0.86%
Integrated telecommunication services	1,694,538	2.90%	2.55%	713,210	2.83%	2.35%
Food retail	1,526,742	2.61%	2.30%	1,470,000	5.83%	4.84%
Industrial machinery	1,466,325	2.51%	2.21%	1,492,500	5.91%	4.91%
Metal & glass containers	1,458,919	2.50%	2.20%	1,514,018	6.00%	4.98%
Oil & gas drilling	1,027,200	1.76%	1.55%	—	—%	—%
Healthcare services	1,026,057	1.76%	1.55%	—	—%	—%
Healthcare distributors	1,002,500	1.72%	1.51%	—	—%	—%
Oil & gas equipment & services	990,000	1.69%	1.49%	—	—%	—%
Construction & engineering	937,500	1.60%	1.41%	—	—%	—%
Auto parts & equipment	933,750	1.60%	1.41%	1,002,710	3.97%	3.30%
Oil & gas exploration & production	677,250	1.16%	1.02%	701,015	2.78%	2.31%
Financial exchanges & data	513,506	0.88%	0.77%	—	—%	—%
Specialized finance	170,941	0.29%	0.26%	—	—%	—%
Aerospace & defense	—	—	—	1,474,390	5.84%	4.85%
Total	$58,419,573	100.00%	87.99%	$25,232,606	100.00%	83.08%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of December 31, 2018 on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$23,110,433	$26,757,663	$49,868,096
Subordinated debt	—	6,460,988	1,560,000	8,020,988
Common equity	—	—	530,489	530,489
Total investments at fair value	—	29,571,421	28,848,152	58,419,573
Cash and cash equivalents	16,000,000	—	—	16,000,000
Derivative asset	—	34,535	—	34,535
Total assets at fair value	$16,000,000	$29,605,956	$28,848,152	$74,454,108
The following table presents the financial instruments carried at fair value as of September 30, 2018 on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

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
The following table provides a roll-forward in the changes in fair value from September 30, 2018 to December 31, 2018, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior Secured debt	Subordinated Debt	Common Equity	Total
Fair value as of September 30, 2018	$11,655,202	$1,500,000	$—	$13,155,202
New investments	13,654,560	—	642,713	14,297,273
Redemptions/repayments/sales	(20,750)	—	—	(20,750)
Transfers in (a)	1,514,018	—	—	1,514,018
Capitalized PIK interest income	39,054	—	—	39,054
Accretion of OID	30,582	55,567	—	86,149
Net unrealized appreciation (depreciation)	(115,003)	4,433	(112,224)	(222,794)
Fair value as of December 31, 2018	$26,757,663	$1,560,000	$530,489	$28,848,152
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at December 31, 2018 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2018	$(115,003)	$4,433	$(112,224)	$(222,794)
__________
(a) There was a transfer into Level 3 from Level 2 for one investment during the three months ended December 31, 2018 as a result of a decreased number of market quotes available and/or decreased market liquidity.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of December 31, 2018:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average (a)
Senior secured debt	$13,366,329	Market yield technique	Market yield	(b)	9.0%	23.0%	14.5%
	9,470,830	Broker quotations	Broker quoted price	(c)	N/A	N/A	N/A
	3,920,504	Transaction precedent technique	Transaction price	(d)	N/A	N/A	N/A
Subordinated debt	1,560,000	Market yield technique	Market yield	(b)	14.0%	16.0%	15.0%
Common equity	530,489	Market approach (comparable companies)	Earnings multiple	(e)	7.0x	9.0x	8.0x
Total	$28,848,152
_____________________
(a) Weighted averages are calculated based on fair value of investments.
(b) Used when market participant would take into account market yield when pricing the investment.
(c) The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The Company evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by the Adviser, including financial performance, recent business developments and various other factors.
(d) Used when there is an observable transaction or pending event for the investment.
(e) Used when market participant would use such multiples when pricing the investment.

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

Under the market yield technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt securities is the market yield. Increases or decreases in the market yield may result in a lower or higher fair value measurement, respectively.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the market approach (comparable companies), the significant unobservable input used in the fair value measurement of the Company's investments is the earnings multiples derived from comparable businesses. Increases or decreases in the earnings multiple in isolation may result in a higher or lower fair value measurement, respectively.
With the exception of the line items entitled "deferred financing costs," "deferred offering costs" and "other assets," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest receivable," "receivable for shares sold," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliates," "interest payable," "director fees payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.
Note 4. Fee Income
For the three months ended December 31, 2018, the Company recorded total fee income of $0.3 million, of which less than $0.1 million was recurring in nature.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three months ended December 31, 2018:

Three months ended December 31, 2018
Loss per common share — basic and diluted:
Net decrease in net assets resulting from operations	$(679,093)
Weighted average common shares outstanding	2,682,977
Loss per common share — basic and diluted	$(0.25)
Capital Activity
Through December 31, 2018, the Company received $337,683,996 in Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser. As of December 31, 2018, the Company completed drawdowns of $67,536,799, or 20.0%, on such Capital Commitments.
In connection with its formation, the Company has the authority to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for the Company’s Common Stock through December 31, 2018:

	Shares Issued	Price per Share	Proceeds
August 6, 2018 (1)	770,869	$20.00	$15,417,385
September 17, 2018	770,869	20.00	15,417,384
October 29, 2018	1,060,964	19.85	21,060,130
November 15, 2018	789,198	19.82	15,641,900
Total	3,391,900		$67,536,799
__________________

(1)	Includes 50 shares issued to one or more affiliates of the Adviser on July 23, 2018.

Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The Company is required to distribute dividends each taxable year to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors and is based on management’s estimate of the Company’s annual

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taxable income. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such net realized capital gains for investment. There were no distributions paid during the three months ended December 31, 2018.

Note 6. Borrowings
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
The Credit Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all Capital Commitments, (ii) the Company's right to make capital calls, receive payment of capital contributions from investors and enforce payment of capital commitments and capital contributions under the Subscription Agreements with investors and other operative documents and (iii) a cash collateral account into which the capital contributions from investors are made. The Company has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Company's borrowings, including under the Credit Facility, are subject to the leverage restrictions contained in the Investment Company Act.
As of December 31, 2018, the Company had $7.0 million outstanding under the Credit Facility. The Company’s borrowings under the Credit Facility bore interest at a weighted average interest rate of 4.03% for the three months ended December 31, 2018. For the three months ended December 31, 2018, the Company recorded interest expense of $0.1 million related to the Credit Facility.

Note 7. Taxable/Distributable Income and Dividend Distributions
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are not included in taxable income until they are realized, and (2) organizational and deferred offering costs.
Listed below is a reconciliation of net decrease in net assets resulting from operations to taxable income for the three months ended December 31, 2018:

Three months ended December 31, 2018
Net decrease in net assets resulting from operations	$(679,093)
Net unrealized depreciation	963,085
Book/tax difference due to organizational and deferred offering costs	216,878
Other book/tax differences	(32,664)
Taxable income (1)	$468,206

__________________

(1)
The Company's taxable income for the three months ended December 31, 2018 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2019. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2018, the Company's tax year end, the components of accumulated undistributed losses on a tax basis were as follows:

Undistributed ordinary loss, net	$(189,507)
Net realized capital losses	—
Unrealized losses, net	$(272,945)
As a RIC, the Company is also subject to a U.S. federal excise tax based on distribution requirements of its taxable income on a calendar year basis. The Company anticipates timely distribution of its taxable income in accordance with tax rules. The Company

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expects to incur a U.S. federal excise tax of $9,357 for calendar year 2018, which has been recognized on the Company's Consolidated Statement of Operations for the three months ended December 31, 2018.
The aggregate cost of investments for income tax purposes was $25,492,928 as of September 30, 2018. As of September 30, 2018, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for income tax purposes was $233,353. As of September 30, 2018, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for income tax purposes over value was $506,298. As of September 30, 2018, net unrealized depreciation based on the aggregate cost of investments for income tax purposes was $272,945.
Note 8. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.

Note 9. Related Party Transactions
The Company has entered into an Investment Advisory Agreement with the Adviser. Pursuant to the Investment Advisory Agreement, the Company pays the Adviser a fee for investment advisory and management services consisting of two components - the Management Fee and the Incentive Fee (each as defined below).
Management Fee
Prior to (i) the listing of the Company’s Common Stock on a national securities exchange or (ii) an initial public offering of the Company’s Common Stock that results in gross proceeds to the Company of at least $50 million and a listing of the Common Stock on a national securities exchange (each of (i) and (ii), a “Qualified Listing”), if any, the Adviser is entitled to receive quarterly in arrears a management fee (the “Management Fee”) equal to 1.00% per annum (the “Applicable Management Fee Percentage”) of the Company’s Gross Asset Value (as defined below); provided, that prior to a Qualified Listing, the Management Fee does not exceed 1.75% per annum of the Unleveraged Asset Value (as defined below). From and after the date of a Qualified Listing, if any, the Applicable Management Fee Percentage will increase to 1.50% per annum of the Company’s Gross Asset Value.
For purposes of calculating the Management Fee, the Gross Asset Value is determined by the Company’s board of directors (including any committee thereof). Until (a) the 12-month anniversary of the Initial Closing (as defined below) or (b) the completion of a Qualified Listing, whichever occurs first, the Management Fee for each quarter is calculated based on the Company’s average Gross Asset Value at the end of each month during such calendar quarter (prior to taking into account any Incentive Fee); provided, that the Management Fee for the Company’s first calendar quarter is calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). Following (a) the 12-month anniversary of the Initial Closing or (b) the completion of a Qualified Listing, whichever occurs first, the Management Fee for each quarter will be calculated based on the Company’s average Gross Asset Value at the end of such quarter and at the end of the preceding quarter (in each case, prior to taking into account any Incentive Fee); provided, that the Management Fee for the calendar quarter in which the Company consummates a Qualified Listing will be calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). For the three months ended December 31, 2018, base management fees were $120,929.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The foregoing calculations will be appropriately prorated for any period of less than three months and adjusted for any issuances or repurchases of Common Stock during a quarter. For the three months ended December 31, 2018, there was no Investment Income Incentive Fee.
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
Although the Capital Gains Incentive Fee due to the Adviser will not be payable until it is contractually due based on the Investment Advisory Agreement, the Company will accrue this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 20% of such amount. If such amount is negative, then there will be no accrual for such period or an

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2018, the Company reversed $42,021 of previously accrued Capital Gains Incentive Fee. As of December 31, 2018, there was no Capital Gains Incentive Fee accrued on a net cumulative basis.
As of December 31, 2018, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $120,929 reflecting the unpaid portion of the base management fee payable to the Adviser. As of September 30, 2018, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $81,747 reflecting the unpaid portion of the base management fee and incentive fee payable to the Adviser.
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
For the avoidance of doubt, the Company will bear its allocable portion of the costs of the compensation, benefits, and related administrative expenses (including travel expenses) of the Company’s officers who provide operational and administrative services under the Administration Agreement, their respective staffs and other professionals who provide services to the Company (including, in each case, employees of the Administrator or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company. The Company will reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to the Company’s business and affairs and to acting on the Company’s behalf). Our board of directors will review the fees payable under the Administration Agreement to determine that these fees are reasonable and comparable to administrative services charged by unaffiliated third parties.
For the three months ended December 31, 2018, the Company incurred $217,608 of expenses under the Administration Agreement. As of December 31, 2018, $327,093 was included in “Due to affiliates” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses. As of September 30, 2018, $1,114,484 was included in “Due to affiliates” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses, including deferred offering costs, payable to the Administrator.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Financial Highlights

Three months ended December 31, 2018
Net asset value at beginning of period	$19.70
Net investment income (1)	0.10
Net unrealized appreciation (depreciation) (2)	(0.32)
Effect of offering price of drawdowns (3)	0.09
Net asset value at end of period	$19.57
Total return (4)	(0.66)%
Common stock outstanding at beginning of period	1,541,738
Common stock outstanding at end of period	3,391,900
Net assets at beginning of period	$30,372,317
Net assets at end of period	$66,395,254
Average net assets (5)	$52,674,266
Ratio of net investment income to average net assets (6)	0.52%
Ratio of total expenses to average net assets (6)	1.69%
Ratio of portfolio turnover to average investments at fair value	3.77%
Weighted average outstanding debt	$2,619,565
Average debt per share (1)	$0.98
Asset coverage ratio (7)	1,048.50%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	The amount shown does not correspond with the net unrealized appreciation (depreciation) for the period as it includes the effect of the timing of equity issuances.
(3)
Increase is due to drawdowns during the period that were executed at an offering price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors.

(4)
Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share and has not been annualized.

(5)	Calculated based upon the weighted average net assets for the period.
(6)	Financial results for the three months ended December 31, 2018 have not been annualized for purposes of this ratio.
(7)	Based on outstanding senior securities of $7.0 million as of December 31, 2018.

Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of December 31, 2018, off-balance sheet arrangements consisted of $9,541,809 of unfunded commitments to provide debt financing. As of September 30, 2018, off-balance sheet arrangements consisted of $88,235 of unfunded commitments to provide debt financing. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

	December 31, 2018	September 30, 2018
Assembled Brands Capital LLC	$4,323,153	$—
Sorrento Therapeutics, Inc.	4,000,000	—
US Well Services, LLC	933,333	—
Access CIG, LLC	197,088	—
iCIMs, Inc.	88,235	88,235
	$9,541,809	$88,235

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of December 31, 2018, the counterparty to these forward currency contracts was Bank of New York Mellon. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statement of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2018.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$2,881,172	€2,475,000	3/14/2019	$34,535	$—	Derivative asset

Note 13. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended December 31, 2018.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q.
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

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
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2018 and elsewhere in this quarterly report on Form 10-Q.
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
We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
We conduct Private Offerings of shares of our Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act. At each Closing of a Private Offering, each investor participating in that closing makes a Capital Commitment to purchase our Common Stock pursuant to a Subscription Agreement entered into with us in connection with its Capital Commitment. Investors are required to fund drawdowns to purchase our Common Stock up to the amount of their respective Capital Commitments on an as-needed basis. The Initial Closing occurred on August 6, 2018. Loan origination and investment activities commenced shortly after the Initial Closing. As of December 31, 2018, we raised $337,683,996 in total Capital Commitments from investors in connection with Private Offerings.
We commenced our loan origination and investment activities shortly after the Initial Closing. The proceeds from the Initial Closing provided us with the necessary seed capital to commence operations. As of December 31, 2018, we completed drawdowns of

$67,536,799, or 20%, on Capital Commitments. As of December 31, 2018, we held $58,419,573 of investments at fair value, up from $25,232,606 held at September 30, 2018.
Business Environment and Developments
We believe that the shift of commercial banks away from lending to middle-market companies following the 2008 financial crisis, including as a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the adoption of the Basel III Accord continues to create opportunities for non-bank lenders such as us. We believe middle-market companies represent a significant opportunity for direct lending as there are nearly 200,000 middle-market businesses, representing one-third of private sector gross domestic product and accounting for approximately 48 million jobs according to the National Center for the Middle Market. In addition, according to the S&P Global Market Intelligence LCD Middle Market Review, there was a total of $10.7 billion of syndicated middle market loan issuance in calendar year 2018.
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
Critical Accounting Policies
Basis of Presentation
Our accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the consolidated financial statements have been made. All intercompany balances and transactions have been eliminated. We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 946, Financial Services – Investment Companies, or ASC 946.
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
Non-publicly traded debt and equity securities and other securities or instruments for which reliable market quotations are not available are valued by us using valuation methodologies applied on a consistent basis. These securities may initially be valued at the acquisition price as the best indicator of fair value. We review the significant unobservable inputs, valuations of comparable investments and other similar transactions for investments valued at acquisition price to determine whether another valuation methodology should be utilized. Subsequent valuations will depend on facts and circumstances known as of the valuation date and the application of valuation methodologies further described below under “–Non-Exchange-Traded Investments.” The fair value may also be based on a pending transaction expected to close after the valuation date. These valuation methodologies involve a significant degree of management judgment. Accordingly, valuations do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments. Fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the consolidated financial statements.
Exchange-Traded Investments
Securities listed on one or more national securities exchanges are valued at their last reported sales price on the date of valuation. If no sale occurred on the valuation date, the security is valued at the mean of the last “bid” and “ask” prices on the valuation date. Securities that are not marketable due to legal restrictions that may limit or restrict transferability are generally valued at a discount from quoted market prices. The discount would reflect the amount market participants would require due to the risk relating to the inability to access a public market for the security for the specified period and would vary depending on the nature and duration of the restriction and the risk and volatility of the underlying securities. Securities with longer duration restrictions or higher volatility are generally valued at a higher discount. Such discounts are generally estimated based on put option models or analysis of market studies. Instances where discounts have been applied to quoted prices of restricted listed securities have been infrequent. The impact of such discounts is not material to the consolidated financial statements.
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
Additionally, these valuation methodologies involve a significant degree of management judgment. Accordingly, valuations by us do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments. Estimated fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the consolidated financial statements.
Revenue Recognition
We generate revenues in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments may provide for deferred interest payments or payment-in-kind ("PIK") interest. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date.
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2018, there were no investments on which we had stopped accruing cash interest and/or PIK interest or OID income.
In connection with our investment in a portfolio company, we sometimes receive nominal cost equity that is valued as part of the negotiation process with the portfolio company. When we receive nominal cost equity, we allocate our cost basis in the investment between debt securities and the nominal cost equity at the time of origination. Any resulting discount from recording the loan, or otherwise purchasing a security at a discount, is accreted into interest income over the life of the loan.
Fee Income
Oaktree may provide financial advisory services to portfolio companies and in return we may receive fees for capital structuring services. These fees are generally nonrecurring and are recognized by us upon the investment closing date. We may also receive additional fees in the ordinary course of business, including servicing, amendment, and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.
We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. A percentage of these fees is included in net investment income over the life of the loan.
PIK Interest
Our investments in debt securities may contain PIK interest provisions. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we determine whether to cease accruing PIK interest on a loan or debt security. Our determination to cease accruing PIK interest is generally made well before our full write-down of a loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost bases of these investments in our consolidated financial statements and, as a result, increases the cost bases of these investments for purposes of computing the capital gains incentive fee payable by us to Oaktree. To maintain our status as a RIC, income from PIK interest may be required to be distributed to our stockholders even though we have not yet collected the cash and may never do so.
Portfolio Composition
As of December 31, 2018, the fair value of our investment portfolio was $58.4 million and was comprised of investments in 35 portfolio companies. As of September 30, 2018, the fair value of our investment portfolio was $25.2 million and was comprised of investments in 16 portfolio companies.
As of December 31, 2018 and September 30, 2018, our investment portfolio consisted of the following:

	December 31, 2018	September 30, 2018
Cost:
Senior secured debt	$50,271,610	$21,868,595
Subordinated debt	8,292,765	3,141,284
Common equity	642,713	—
Total	$59,207,088	$25,009,879

	December 31, 2018	September 30, 2018
Fair Value:
Senior secured debt	$49,868,096	$22,058,366
Subordinated debt	8,020,988	3,174,240
Common equity	530,489	—
Total	$58,419,573	$25,232,606

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	December 31, 2018	September 30, 2018
Fair Value:
Biotechnology	22.19%	5.14%
Pharmaceuticals	9.25%	17.38%
Interactive media & services	7.33%	—%
Managed healthcare	6.84%	15.82%
Diversified support services	6.52%	7.96%
Trading companies & distributors	5.12%	—%
Systems software	4.78%	—%
Application software	4.52%	5.48%
Healthcare technology	4.00%	6.01%
Publishing	3.38%	8.02%
Internet services & infrastructure	3.10%	1.03%
Integrated telecommunication services	2.90%	2.83%
Food retail	2.61%	5.83%
Industrial machinery	2.51%	5.91%
Metal & glass containers	2.50%	6.00%
Oil & gas drilling	1.76%	—%
Healthcare services	1.76%	—%
Healthcare distributors	1.72%	—%
Oil & gas equipment & services	1.69%	—%
Construction & engineering	1.60%	—%
Auto parts & equipment	1.60%	3.97%
Oil & gas exploration & production	1.16%	2.78%
Financial exchanges & data	0.88%	—%
Specialized finance	0.29%	—%
Aerospace & defense	—	5.84%
Total	100.00%	100.00%

The table below describes investments by geographic composition at fair value as a percentage of total investments:

	December 31, 2018	September 30, 2018
Fair Value:
United States	78.48%	77.11%
Iceland	6.71%	—%
Luxembourg	5.98%	14.28%
United Kingdom	2.76%	2.78%
Canada	2.61%	5.83%
Denmark	1.76%	—%
France	1.69%	—%
Total	100.00%	100.00%

See the Schedule of Investments as of December 31, 2018 in our consolidated financial statements in Part I, Item 1, of this Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.

 Discussion and Analysis of Results and Operations
Results of Operations
The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest income and total expenses. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation (depreciation) when gains or losses are realized. The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation.
For the Three Months Ended December 31, 2018
Investment Income
Total investment income for the three months ended December 31, 2018 was $1,166,218 and consisted of $910,654 of interest income primarily from portfolio investments and $255,564 of fee income. As of December 31, 2018, the weighted average yield on our investment portfolio was 9.0%.
Expenses
Total expenses for the three months ended December 31, 2018 were $882,338. This amount consisted of the following:

Three months ended December 31, 2018
Expenses:
Base management fee	$120,929
Capital gains incentive fee	(42,021)
Offering costs	168,269
Organization expenses	56,211
Professional fees	192,840
Directors fees	26,250
Interest expense	133,883
Administrator expense	82,045
General and administrative expenses	143,932
Total expenses	$882,338
Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation on investments was $963,085 for the three months ended December 31, 2018 and was primarily driven by volatility experienced in the broadly syndicated loan market during the quarter which ultimately caused spreads to widen and prices to decline.
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
For the three months ended December 31, 2018, we experienced a net increase in cash and cash equivalents of $15,209,370. During that period, $28,033,742 of cash was used in operating activities, primarily consisting of cash used to fund new investments. During the same period, cash provided by financing activities was $43,211,625, consisting of $36,742,030 of net proceeds from Private Offerings and $7,000,000 of borrowings under our credit facility.

As of December 31, 2018, we had $25,340,638 of cash and cash equivalents, portfolio investments (at fair value) of $58,419,573, $254,090 of interest receivable, $10,820,061 of net payables from unsettled transactions and unfunded commitments of $9,541,809.
As of September 30, 2018, we had $10,131,268 of cash and cash equivalents, portfolio investments (at fair value) of $25,232,606, $87,979 of interest receivable, $4,334,741 of net payables from unsettled transactions and unfunded commitments of $88,235.
Equity Activity
Through December 31, 2018, we received $337,683,996 in Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser. As of December 31, 2018, we completed drawdowns of $67,536,799, or 20%, on such Capital Commitments.
We have the authority under our organizational documents to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for our Common Stock through December 31, 2018:

	Shares Issued	Price per Share	Proceeds
August 6, 2018 (1)	770,869	$20.00	$15,417,385
September 17, 2018	770,869	20.00	15,417,384
October 29, 2018	1,060,964	19.85	21,060,130
November 15, 2018	789,198	19.82	15,641,900
Total	3,391,900		$67,536,799
__________________

(1)	Includes 50 shares issued to one or more affiliates of the Adviser on July 23, 2018.
Leverage
On July 9, 2018, our sole stockholder approved our becoming subject to a minimum asset coverage ratio of 150% as set forth in Section 61(a)(2) of the Investment Company Act. As a result of this approval, we are permitted to borrow amounts so long as our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2018, our asset coverage ratio, as defined in the Investment Company Act, was 1,048.5%, and aggregate outstanding principal amount of indebtedness was $7.0 million.
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
As of December 31, 2018, we had $7.0 million outstanding under the Credit Facility. Our borrowings under the Credit Facility bore interest at a weighted average interest rate of 4.03% for the three months ended December 31, 2018. For the three months ended December 31, 2018, we recorded interest expense of $0.1 million related to the Credit Facility.
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

Contractual Obligations

	Payments due by period as of December 31, 2018
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Credit Facility	$7,000,000	$—	$7,000,000	$—	$—
Interest due on Credit Facility	521,946	291,300	230,646	—	—
Total	$7,521,946	$291,300	$7,230,646	$—	$—
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2018, off-balance sheet arrangements consisted of $9,541,809 of unfunded commitments to provide debt financing. As of September 30, 2018, off-balance sheet arrangements consisted of $88,235 of unfunded commitments to provide debt financing. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

	December 31, 2018	September 30, 2018
Assembled Brands Capital LLC	$4,323,153	$—
Sorrento Therapeutics, Inc.	4,000,000	—
US Well Services, LLC	933,333	—
Access CIG, LLC	197,088	—
iCIMs, Inc.	88,235	88,235
	$9,541,809	$88,235
Regulated Investment Company Status and Distributions
When the business begins to generate sufficient income, we anticipate that we will make quarterly distributions of at least 90% of our realized net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any, then available for distribution, each as determined by our board of directors in accordance with applicable law and the terms of the Governing Documents. Any distributions will be declared out of assets legally available for distribution. We expect quarterly distributions to be paid from income primarily generated by interest and dividends earned on our investments, although distributions to stockholders may also include a return of capital.
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
For the period from the commencement of operations, October 1, 2018, through December 31, 2018, no dividends or distributions had been declared or paid by the Company.

Related Party Transactions
We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator, a wholly-owned subsidiary of the Adviser. The Adviser is a registered investment adviser under the Advisers Act that is partially and indirectly owned by Oaktree Capital Group, LLC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in the valuations of our investment portfolio and interest rates.
Valuation Risk
Our investments may not have a readily available market price, and we value these investments at fair value as determined in good faith by our board of directors, with the assistance of the Audit Committee and the Adviser. There is no single standard for determining fair value in good faith and valuation methodologies involve a significant degree of management judgment. In addition, our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments. Accordingly, valuations by us do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments. Estimated fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to our consolidated financial statements.
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
As of December 31, 2018, 79.4% of our debt investment portfolio at fair value bore interest at floating rates and had interest rate floors between 0% and 1%.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2018, the following table shows the approximate annualized increase or decrease in net investment income (loss) from hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Interest income	Interest expense	Net increase (decrease)
300	$1,627,319	$(210,000)	$1,417,319
200	1,084,879	(140,000)	944,879
100	542,440	(70,000)	472,440

Basis point decrease (1)	Interest income	Interest expense	Net increase (decrease)
100	$(484,666)	$70,000	$(414,666)
200	(847,899)	140,000	(707,899)
 __________
(1) The effect of a greater than 200 basis point decrease is limited by interest rate floors on certain investments.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for all floating rate loans is indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of December 31, 2018 and September 30, 2018:

	December 31, 2018		September 30, 2018
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Investments
Money market rate	$16,000,000	$—	$—
LIBOR:
30 day	35,181,330	7,000,000	10,204,227
60 day	3,035,304	—	3,000,000
90 day	13,169,444	—	6,000,000
EURIBOR:
30 day	2,857,875	—	2,903,750
Fixed rate	12,990,000	—	4,096,000
Total	$83,233,953	$7,000,000	$26,203,977

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We and our Adviser are not currently subject to any material legal proceedings, and, to our knowledge, no material legal proceeding is threatened against us.

Item 1A. Risk Factors

There have been no material changes during the three months ended December 31, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

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

OAKTREE STRATEGIC INCOME II, INC.

By:	/s/ Edgar Lee
Edgar Lee
Chairman, Chief Executive Officer and Chief Investment Officer

By:	/s/ Mel Carlisle
Mel Carlisle
Chief Financial Officer and Treasurer
Date: February 12, 2019