Form 10-Q
period 2019-03-31
Oaktree Strategic Income II, Inc.
filed 2019-05-15
CIK 1744179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2019
Common stock, $0.001 par value	5,047,214

OAKTREE STRATEGIC INCOME II, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Assets and Liabilities

	March 31, 2019 (unaudited)	September 30, 2018
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost March 31, 2019: $161,159,391; cost September 30, 2018: $25,009,879)	$162,809,839	$25,232,606
Cash and cash equivalents	7,175,693	10,131,268
Interest receivable	697,777	87,979
Derivative asset at fair value	9,240	—
Deferred financing costs	409,824	—
Deferred offering costs	277,921	519,302
Receivable for shares sold	—	40,000
Other assets	203,372	225,597
Total assets	$171,583,666	$36,236,752
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$459,056	$307,213
Base management fee and incentive fee payable	682,662	81,747
Due to affiliates	492,017	1,114,484
Interest payable	387,846	—
Payables from unsettled transactions	24,349,079	4,334,741
Director fees payable	26,250	26,250
Credit facility payable	76,000,000	—
Total liabilities	102,396,910	5,864,435
Commitments and contingencies (Note 11)
Net assets:
Common stock, $0.001 par value per share, 250,000,000 shares authorized; 3,391,900 shares issued and outstanding at March 31, 2019; 1,541,738 shares issued and outstanding at September 30, 2018	3,392	1,542
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized; none issued and outstanding at March 31, 2019 and September 30, 2018	—	—
Additional paid-in-capital	67,533,407	30,833,227
Accumulated distributable earnings (loss)	1,649,957	(462,452)
Total net assets (equivalent to $20.40 and $19.70 per common share at March 31, 2019 and September 30, 2018, respectively) (Note 10)	69,186,756	30,372,317
Total liabilities and net assets	$171,583,666	$36,236,752
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statement of Operations
(unaudited)

	Three months ended March 31, 2019	Six months ended March 31, 2019
Interest income:
Non-control/Non-affiliate investments	$1,942,044	$2,761,263
Interest on cash and cash equivalents	56,782	80,271
Total interest income	1,998,826	2,841,534
PIK interest income:
Non-control/Non-affiliate investments	191,748	259,694
Total PIK interest income	191,748	259,694
Fee income:
Non-control/Non-affiliate investments	9,114	264,678
Total fee income	9,114	264,678
Total investment income	2,199,688	3,365,906
Expenses:
Base management fee	332,290	453,219
Capital gains incentive fee	350,369	308,348
Offering costs	194,104	362,373
Organization expenses	710	56,921
Professional fees	190,929	383,769
Directors fees	26,250	52,500
Interest expense	453,272	587,155
Administrator expense	130,052	212,097
General and administrative expenses	225,569	369,501
Total expenses	1,903,545	2,785,883
Net investment income before taxes	296,143	580,023
Excise tax expense	—	9,357
Net investment income	296,143	570,666
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	2,437,869	1,440,249
Foreign currency forward contracts	(25,295)	9,240
Net unrealized appreciation (depreciation)	2,412,574	1,449,489
Realized gains (losses):
Non-control/Non-affiliate investments	(523)	8,946
Foreign currency forward contracts	83,308	83,308
Net realized gains (losses)	82,785	92,254
Net realized and unrealized gains (losses)	2,495,359	1,541,743
Net increase (decrease) in net assets resulting from operations	$2,791,502	$2,112,409
Net investment income per common share — basic and diluted	$0.09	$0.19
Earnings (loss) per common share — basic and diluted (Note 5)	$0.82	$0.70
Weighted average common shares outstanding — basic and diluted	3,391,900	3,033,543
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statement of Changes in Net Assets
(unaudited)

	Three months ended March 31, 2019	Six months ended March 31, 2019
Operations:
Net investment income	$296,143	$570,666
Net unrealized appreciation (depreciation)	2,412,574	1,449,489
Net realized gains (losses)	82,785	92,254
Net increase (decrease) in net assets resulting from operations	2,791,502	2,112,409
Capital share transactions:
Issuance of common stock	—	36,702,030
Net increase (decrease) in net assets from capital share transactions	—	36,702,030
Total increase (decrease) in net assets	2,791,502	38,814,439
Net assets at beginning of period	66,395,254	30,372,317
Net assets at end of period	$69,186,756	$69,186,756
Net asset value per common share	$20.40	$20.40
Common shares outstanding at end of period	3,391,900	3,391,900

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statement of Cash Flows
(unaudited)

Six months ended March 31, 2019
Operating activities:
Net increase (decrease) in net assets resulting from operations	$2,112,409
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	(1,449,489)
Net realized (gains) losses	(92,254)
PIK interest income	(259,694)
Accretion of original issue discount on investments	(275,394)
Amortization of deferred financing costs	120,581
Amortization of deferred offering costs	362,373
Purchases of investments	(141,509,006)
Proceeds from sales and repayments of investments	5,677,327
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(429,798)
(Increase) decrease in other assets	22,225
Increase (decrease) in accounts payable, accrued expenses and other liabilities	172,466
Increase (decrease) in base management fee and incentive fee payable	600,915
Increase (decrease) in due to affiliates	(546,342)
Increase (decrease) in interest payable	387,846
Increase (decrease) in payables from unsettled transactions	20,014,338
Net cash used in operating activities	(115,091,497)
Financing activities:
Borrowings under the credit facility	76,000,000
Proceeds from the issuance of common stock	36,742,030
Deferred financing costs paid	(530,405)
Offering costs paid	(120,992)
Net cash provided by financing activities	112,090,633
Effect of exchange rate changes on foreign currency	45,289
Net decrease in cash and cash equivalents	(2,955,575)
Cash and cash equivalents, beginning of period	10,131,268
Cash and cash equivalents, end of period	$7,175,693
Supplemental information:
Cash paid for interest	$78,728

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value
Non-Control/Non-Affiliate Investments (6)
Access CIG, LLC		Diversified support services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025 (4)	6.24%		$5,083,389	$5,029,127	$5,032,554
				5,029,127	5,032,554
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 7/10/2026 (4)(7)(9)(10)	7.25%		€2,500,000	2,862,090	2,694,840
				2,862,090	2,694,840
Air Medical Group Holdings, Inc.		Healthcare services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025 (4)(10)	6.74%		$1,095,453	1,071,020	1,032,464
				1,071,020	1,032,464
Algeco Scotsman Global Finance Plc		Construction & engineering
Fixed Rate Callable Bond 8.00% cash due 2/15/2023 (9)			1,000,000	1,022,903	1,007,500
				1,022,903	1,007,500
Altice France S.A.		Integrated telecommunication services
Fixed Rate Callable Bond 7.75% cash due 5/15/2022 (9)			730,000	704,001	731,825
				704,001	731,825
Alvotech Holdings S.A.		Biotechnology
Fixed Rate Bond 15.00% PIK note due 12/13/2023 (7)(9)			4,000,000	3,922,865	4,000,000
				3,922,865	4,000,000
Apptio, Inc.		Application software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025 (4)(7)(10)	9.74%		5,538,462	5,431,787	5,431,016
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025 (4)(7)(8)(10)			—	(8,890)	(8,954)
				5,422,897	5,422,062
Assembled Brands Capital LLC		Specialized finance
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 10/17/2023 (4)(7)(8)	8.60%		198,512	198,513	198,512
82,713.38 Class A Units (7)				82,713	82,713
63,107.22 Class B Units (7)				—	—
				281,226	281,225
Avantor Inc.		Healthcare distributors
Fixed Rate Bond 9.00% cash due 10/1/2025			1,000,000	1,016,794	1,086,250
				1,016,794	1,086,250
Ball Metalpack Finco, LLC		Metal & glass containers
First Lien Term Loan, LIBOR+4.50% due 7/31/2025 (4)(7)	7.00%		1,488,750	1,481,955	1,487,820
				1,481,955	1,487,820
Boxer Parent Company Inc.		Systems software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025 (4)	6.85%		5,093,235	5,012,162	4,997,966
				5,012,162	4,997,966
Canyon Buyer, Inc.		Application software
First Lien Term Loan, LIBOR+4.25% 2/15/2025 (4)	6.85%		3,989,924	3,942,268	3,963,751
				3,942,268	3,963,751
Cast & Crew Payroll, LLC		Application software
First Lien Term Loan, LIBOR+4.00% cash due 2/9/2026 (4)	6.50%		4,000,000	3,960,000	4,021,500
				3,960,000	4,021,500
CGG Holding US, Inc.		Oil & gas equipment & services
Fixed Rate Callable Bond 9.00% cash due 5/1/2023 (9)			819,000	852,967	870,188
				852,967	870,188

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value
CITGO Petroleum Corp.		Oil & gas refining & marketing
First Lien Term Loan, LIBOR+5.00% cash due 3/22/2024 (4)(10)	7.60%		$8,000,000	$7,920,000	$8,000,000
				7,920,000	8,000,000
Convergeone Holdings, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026 (4)	7.50%		8,000,000	7,681,548	7,677,520
				7,681,548	7,677,520
Crosby Worldwide		Building products
First Lien Term Loan, LIBOR+3.00% cash due 11/23/2020 (4)(10)	5.49%		4,972,176	4,765,809	4,863,434
				4,765,809	4,863,434
DigiCert, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 10/31/2024 (4)(10)	6.50%		3,941,846	3,904,204	3,881,082
				3,904,204	3,881,082
DKT Finance APS		Integrated telecommunication services
Fixed Rate Callable Bond 9.38% cash due 6/17/2023 (9)			207,000	217,009	222,422
				217,009	222,422
The Dun & Bradstreet Corporation		Research & consulting services
Fixed Rate Callable Bond 6.88% cash due 8/15/2026			5,000,000	5,000,000	5,121,875
				5,000,000	5,121,875
EHR Canada, LLC		Food retail
First Lien Term Loan, LIBOR+8.00% cash due 9/28/2020 (4)(7)(10)	10.60%		974,073	960,272	975,047
				960,272	975,047
Femur Buyer, Inc.		Health care equipment
First Lien Term Loan LIBOR+4.50% cash due 3/5/2026 (4)	7.10%		5,000,000	4,950,000	5,015,625
				4,950,000	5,015,625
Frontier Communications Corporation		Integrated telecommunication services
First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024 (4)(9)(10)	6.25%		3,298,607	3,234,022	3,228,511
				3,234,022	3,228,511
GI Chill Acquisition LLC		Managed healthcare
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025 (4)(7)	6.60%		1,990,000	1,980,050	1,993,731
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026 (4)(7)	10.10%		2,000,000	1,981,579	2,000,000
				3,961,629	3,993,731
GoodRx, Inc.		Interactive media & services
First Lien Term Loan, LIBOR+3.00% cash due 10/10/2025 (4)	5.49%		1,995,000	1,992,506	1,976,716
Second Lien Term Loan, LIBOR+7.50% cash due 10/12/2026 (4)(7)	10.00%		1,333,333	1,306,548	1,353,333
				3,299,054	3,330,049
Horizon Pharma, Inc.		Pharmaceuticals
Fixed Rate Callable Bond 8.75% cash due 11/1/2024 (9)			1,000,000	1,056,419	1,091,250
				1,056,419	1,091,250
HUB International, Ltd
First Lien Term Loan, LIBOR+2.75% cash due 4/25/2025 (4)(9)	5.51%	Insurance brokers	3,989,950	3,917,142	3,865,683
				3,917,142	3,865,683
iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024 (4)(7)(10)	8.99%		1,411,765	1,386,119	1,386,004
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024 (4)(7)(8)(10)			—	(1,603)	(1,610)
				1,384,516	1,384,394
Informatica, LLC		Application software
First Lien Term Loan, LIBOR+3.25% cash due 8/5/2022 (4)	5.75%		3,989,871	3,972,696	3,989,073
				3,972,696	3,989,073

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value
KIK Custom Products Inc.		Household products
First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023 (4)(9)(10)	6.50%		$2,000,000	$1,898,114	$1,873,340
				1,898,114	1,873,340
Ligand Pharmaceuticals I		Biotechnology
Fixed Rate Bond .75% cash due 5/15/2023 (9)			1,001,000	869,413	861,040
				869,413	861,040
LTI Holdings, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026 (4)	9.25%		1,000,000	1,000,000	953,130
				1,000,000	953,130
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 8/2/2025 (4)(7)	6.75%		1,293,500	1,280,565	1,290,266
				1,280,565	1,290,266
McAfee, LLC		Systems software
First Lien Term Loan, LIBOR+3.75% cash due 9/30/2024 (4)(10)	6.25%		4,868,996	4,856,736	4,872,063
				4,856,736	4,872,063
Mindbody, Inc.		Internet services & infrastructure
First Lien Revolver, LIBOR+7.00% cash due 2/15/2025 (4)(7)(8)(10)			—	(14,925)	(15,238)
First Lien Term Loan, LIBOR+7.00% cash due 2/15/2025 (4)(7)(10)	9.48%		7,238,095	7,096,305	7,093,333
				7,081,380	7,078,095
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan, LIBOR+5.75% cash due 9/15/2023 (4)(7)(10)	8.36%		1,450,833	1,437,863	1,421,817
				1,437,863	1,421,817
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.50% cash due 8/29/2025 (4)	7.00%		1,990,000	1,970,100	1,992,488
				1,970,100	1,992,488
Refinitiv Holdings, Inc.		Financial exchanges & data
First Lien Term Loan, LIBOR+3.75% cash due 10/1/2025 (4)	6.25%		2,530,658	2,468,319	2,461,520
				2,468,319	2,461,520
Scilex Pharmaceuticals, Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond cash due 8/15/2026 (7)			2,395,309	1,594,713	1,604,857
				1,594,713	1,604,857
Sirva Worldwide, Inc.		Diversified support services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025 (4)	8.06%		1,987,500	1,957,688	1,942,781
				1,957,688	1,942,781
Sorrento Therapeutics, Inc.		Biotechnology
First Lien Term Loan, LIBOR+7.00% cash due 11/7/2023 (4)(7)(9)(10)	9.63%		8,000,000	7,410,821	7,760,000
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 11/7/2023 (4)(7)(8)(9)(10)			—	(36,824)	(36,800)
Stock Warrants (exercise price $3.28) expiration date 5/7/2029 (7)(9)			503,119	560,000	1,423,827
				7,933,997	9,147,027
StandardAero Aviation Holdings Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+4.00% cash due 1/24/2026 (4)	6.60%		3,000,000	2,996,250	3,005,205
				2,996,250	3,005,205
TIBCO Software Inc.		Application software
First Lien Term Loan, LIBOR+3.50% cash due 12/4/2020 (4)	6.00%		2,992,347	2,992,347	2,984,866
				2,992,347	2,984,866
Tullow Oil PLC		Oil & gas exploration & production
Fixed Rate Callable Bond 6.25% cash due 04/15/2022 (9)			700,000	689,777	705,075
				689,777	705,075
Uber Technologies, Inc.		Application software
First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025 (4)(10)	6.49%		986,033	978,879	988,005
First Lien Term Loan, LIBOR +3.50% cash due 7/13/2023 (4)(10)	5.98%		3,989,770	3,972,857	3,969,003
				4,951,736	4,957,008

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value
UOS, LLC		Trading companies & distributors
First Lien Term Loan, LIBOR+5.50% cash due 4/18/2023 (4)(10)	8.00%		$2,984,810	$3,009,306	$2,999,734
				3,009,306	2,999,734
U.S. Well Services, LLC		Oil & gas drilling
Second Lien Delayed Draw Term Loan, LIBOR+7.75% cash due 5/31/2020 (4)(7)(9)(10)	10.25%		2,000,000	1,932,190	1,960,000
				1,932,190	1,960,000
Veritas US Inc.		Application software
First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023 (4)(10)	7.02%		337,279	308,376	313,300
				308,376	313,300
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025 (4)(10)	7.00%		3,399,424	3,379,942	3,382,427
				3,379,942	3,382,427
WeddingWire, Inc.		Interactive media & services
First Lien Term Loan, LIBOR+4.50% cash due 12/19/2025 (4)	6.99%		2,992,500	2,977,992	2,990,630
				2,977,992	2,990,630
WideOpenWest Finance, LLC		Cable & satellite
First Lien Term Loan, LIBOR+3.25% 8/18/2023 (4)(9)(10)	5.74%		4,987,342	4,824,075	4,814,356
				4,824,075	4,814,356
WP CPP Holdings, LLC		Aerospace &defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025 (4)(10)	6.51%		3,989,975	3,963,097	3,967,033
				3,963,097	3,967,033
Zillow Group, Inc.		Interactive media & services
Fixed Rate Bond 1.50% cash due 7/01/2023 (9)			497,000	468,202	455,145
Fixed Rate Bond 2.00% cash due 12/01/2021 (9)			1,470,000	1,510,618	1,506,995
				1,978,820	1,962,140
Total Non-Control/Non-Affiliate Investments (235.3% of net assets)				$161,159,391	$162,809,839
Cash and Cash Equivalents (10.4% of net assets)				$7,175,693	$7,175,693
Total Portfolio Investments, Cash and Cash Equivalents (245.7% of net assets)				$168,335,084	$169,985,532

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$2,819,767	€2,475,000	8/15/2019	Bank of New York Mellon	$9,240

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)
Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.

(4)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate based rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of March 31, 2019, the reference rates for our variable rate loans were the 30-day LIBOR at 2.50%, 60-day LIBOR at 2.56%, the 90-day LIBOR at 2.60%, the 180-day LIBOR at 2.65% and the 30-day EURIBOR at (0.42)%.

(5)	"€" signifies the investment is denominated in Euros. All other investments are denominated in U.S. dollars.

(6)
Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the Investment Company Act of 1940, as amended (the "Investment Company Act"), as investments in companies in

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2019
(unaudited)

which the Company owns more than 25% of the voting securities and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(7)
As of March 31, 2019, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.

(8)
Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

(9)
Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2019, qualifying assets represented 76.7% of the Company's total assets and non-qualifying assets represented 23.3% of the Company's total assets.

(10)	Loan includes interest rate floor, which is generally 1%.
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value
Non-Control/Non-Affiliate Investments (6)
AI Sirona (Luxembourg) Acquisition S.a.r.l		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% (0% Floor) cash due 7/10/2026 (4)(9)	7.25%		€2,500,000	$2,862,090	$2,889,231
				2,862,090	2,889,231
Altice France S.A.		Integrated telecommunication services
Fixed Rate Callable Bond 7.75% cash due 5/15/2022 (9)			$465,000	445,977	454,305
Fixed Rate Callable Bond 7.75% cash due 5/15/2022 (9)			265,000	254,400	258,905
				700,377	713,210
Ball Metalpack Finco, LLC		Metal & glass containers
First Lien Term Loan, LIBOR+4.50% due 7/31/2025 (4)	6.74%		1,496,250	1,488,884	1,514,018
				1,488,884	1,514,018
EHR Canada, LLC		Food retail
First Lien Term Loan, LIBOR+8.00% (1% Floor) cash due 9/28/2020 (4)(7)	10.30%		1,500,000	1,470,123	1,470,000
				1,470,123	1,470,000
GI Chill Acquisition LLC		Managed healthcare
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025 (4)(7)	6.39%		2,000,000	1,990,000	2,012,500
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026 (4)(7)	9.68%		2,000,000	1,980,329	1,980,000
				3,970,329	3,992,500
GTT Communications Inc.		Internet services & infrastructure
Fixed Rate Callable Bond 7.88% cash due 12/31/2024 (9)			266,000	252,625	260,015
				252,625	260,015
iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.50% (1% Floor) cash due 9/12/2024 (4)(7)	8.64%		1,411,765	1,383,774	1,383,529
First Lien Revolver, LIBOR+6.50% (1% Floor) cash due 9/12/2024 (4)(7)(8)			—	(1,749)	(1,765)
				1,382,025	1,381,764
LTI Holdings, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026 (4)	8.99%		1,000,000	1,000,000	1,002,710
				1,000,000	1,002,710
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 8/2/2025 (4)(7)	6.38%		1,300,000	1,287,000	1,295,938
				1,287,000	1,295,938
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan, LIBOR+5.75% (1% Floor) cash due 9/15/2023 (4)(7)	8.07%		1,500,000	1,485,091	1,492,500
				1,485,091	1,492,500
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.50% cash due 8/29/2025 (4)(7)	6.89%		2,000,000	1,980,000	2,022,500
				1,980,000	2,022,500
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026 (7)			2,400,000	1,500,000	1,500,000
				1,500,000	1,500,000
Sequa Mezzanine Holdings, LLC		Aerospace & defense
First Lien Term Loan, LIBOR+5.00% (1% Floor) cash due 11/28/2021 (4)	7.19%		1,496,212	1,484,303	1,474,390
				1,484,303	1,474,390

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value
Sirva Worldwide, Inc.		Diversified support services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025 (4)	7.75%		$2,000,000	$1,970,000	$2,007,500
				1,970,000	2,007,500
Tullow Oil PLC		Oil & gas exploration & production
Fixed Rate Callable Bond 6.25% cash due 04/15/2022 (9)			700,000	688,282	701,015
				688,282	701,015
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025 (4)	6.74%		1,500,000	1,488,750	1,515,315
				1,488,750	1,515,315
Total Non-Control/Non-Affiliate Investments (83.1% of net assets)				$25,009,879	$25,232,606
Cash and Cash Equivalents (33.4% of net assets)				$10,131,268	$10,131,268
Total Portfolio Investments, Cash and Cash Equivalents (116.4% of net assets)				$35,141,147	$35,363,874

(1)	All debt investments are income producing unless otherwise noted.

(2)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.

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

See notes to Consolidated Financial Statements.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization
Oaktree Strategic Income II, Inc. (the "Company") is structured as a closed-end investment company focused on lending to small- and medium-sized companies. The Company has elected to be regulated as a business development company (a "BDC") under the Investment Company Act and has elected to be treated, and to comply with the requirements to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the "Code").

The Company was formed on April 30, 2018 as a Delaware corporation and is externally managed by Oaktree Capital Management, L.P. (the "Adviser"). The Company conducts private offerings (each, a “Private Offering”) of its common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing of a Private Offering, each investor participating in that closing makes a capital commitment (each, a “Capital Commitment”) to purchase the Company's Common Stock pursuant to a subscription agreement entered into with the Company in connection with its Capital Commitment ("Subscription Agreement"). Investors are required to fund drawdowns to purchase the Company's Common Stock up to the amount of their respective Capital Commitments on an as-needed basis. On July 23, 2018, the Company was initially capitalized with a $1,000 investment by the Adviser. The initial closing of a Private Offering occurred on August 6, 2018 (the "Initial Closing"). The Company's operations commenced on August 6, 2018, and loan origination and investment activities commenced shortly after the Initial Closing. As of March 31, 2019, the Company raised $337,683,996 in total Capital Commitments from investors in connection with Private Offerings.

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
Consolidation:
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiary, OSI 2 AB Blocker LLC. OSI 2 AB Blocker LLC is wholly-owned and, as such, consolidated into the consolidated financial statements. The assets of OSI 2 AB Blocker LLC are not directly available to satisfy the claims of the creditors of the Company. As an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements but rather are included on the Consolidated Statements of Assets and Liabilities as investments at fair value.

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

•
Level III - Valuations for which one or more significant inputs are unobservable. These inputs reflect our assessment of the assumptions that market participants use to value the investment based on the best available information. Level III inputs include prices obtained from brokers in markets for which there are few transactions, less public information exists or prices vary among brokered market makers.

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
In the absence of observable market prices, the Company values Level III investments using valuation methodologies applied on a consistent basis. The quarterly valuation process for Level III investments begins with each portfolio company, property or security being initially valued by the Adviser's valuation team in conjunction with the investment team. The preliminary valuations are then reviewed and approved by the valuation team, the valuation committee, which consists of senior members of the investment team, and designated investment professionals as well as the valuation officer who is independent of the investment teams. The Audit Committee reviews the preliminary valuations provided by the valuation committee and makes a recommendation to the Company's full board of directors regarding the fair value of the investments in our portfolio. The Company's board of directors ultimately determines in good faith the fair value of each investment in the Company's portfolio. Results of the valuation process are evaluated each quarter, including an assessment of whether the underlying calculations should be adjusted or recalibrated. In connection with this process, the Company evaluates changes in fair value measurements from period to period for reasonableness, considering items such as industry trends, general economic and market conditions, and factors specific to the investment.
Certain Level III assets are valued using prices obtained from pricing vendors or brokers. These investments are classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustment for investment-specific factors or restrictions. The Company seeks to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If the Company is unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within our set threshold, the Company will seek to obtain a quote directly from a broker making a market for the asset. However, given the anticipated nature of our portfolio, the Company does not expect that all of our Level III assets will be valued at least annually using prices obtained from pricing vendors or brokers. Generally, the Company does not adjust any of the prices received from these sources, and all prices are reviewed by the Company. The Company evaluates the prices obtained from pricing vendors or brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Adviser also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to ongoing monitoring and back-testing, the Adviser performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process.
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
Investments made by the Company are, by nature, generally considered to be long-term investments and are not intended to be liquidated on a short-term basis. Additionally, these valuation methodologies involve a significant degree of management judgment. Accordingly, valuations by the Company do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments in the future. Estimated fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the consolidated financial statements.
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," and "credit facility payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest receivable," "receivable for shares sold," "accounts

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliates," "interest payable," "director fees payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.
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
PIK Interest Income
The Company's investments in debt securities may contain payment-in-kind ("PIK") interest provisions. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success; information obtained by the Company in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, the Company determines whether to cease accruing PIK interest on a loan or debt security. The Company's determination to cease accruing PIK interest is generally made well before the Company's full write-down of a loan or debt security. In addition, if it is subsequently determined that the Company will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on the Company’s debt investments increases the recorded cost bases of these investments in the consolidated financial statements and, as a result, increases the cost bases of these investments for purposes of computing the capital gain incentive fee payable by the Company to the Adviser. To maintain its status as a RIC, certain income from PIK interest may be required to be distributed to the Company’s stockholders, even though the Company has not yet collected the cash and may never do so.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fee Income
The Adviser may provide financial advisory services to portfolio companies and in return the Company may receive fees for capital structuring services. These fees are generally nonrecurring and are recognized by the Company upon the investment closing date. The Company may also receive additional fees in the ordinary course of business, including servicing, amendment, and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.
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
Organization and Offering Expenses:
Costs incurred to organize the Company are expensed as incurred. For the three and six months ended March 31, 2019, the Company incurred organizational costs of $710 and $56,921, respectively.
Offering costs incurred in connection with Private Offerings are recognized as a deferred cost and amortized on a straight line basis over twelve months beginning on August 6, 2018 (commencement of operations). For the three and six months ended March 31, 2019, the Company incurred additional offering costs of $24,244 and $120,992, respectively and amortized $194,104 and $362,373 of deferred offering costs, respectively.
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
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company incurred a U.S. federal excise tax of $9,357 for calendar year 2018.

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
FASB ASC Topic 740 Accounting for Uncertainty in Income Taxes ("ASC 740") provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax year 2018. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
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

Note 3. Portfolio Investments
Portfolio Composition
 As of March 31, 2019, the fair value of the Company's investment portfolio was $162.8 million and was comprised of investments in 53 portfolio companies. As of September 30, 2018, the fair value of the Company's investment portfolio was $25.2 million and was comprised of investments in 16 portfolio companies.
As of March 31, 2019 and September 30, 2018, the Company's investment portfolio consisted of the following:

	March 31, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$150,513,862	93.39%	$21,868,595	87.44%
Subordinated debt	10,002,816	6.21%	3,141,284	12.56%
Common equity & warrants	642,713	0.40%	—	—%
Total	$161,159,391	100.00%	$25,009,879	100.00%

	March 31, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$151,160,753	92.84%	218.48%	$22,058,366	87.42%	72.63%
Subordinated debt	10,142,546	6.23%	14.66%	3,174,240	12.58%	10.45%
Common equity & warrants	1,506,540	0.93%	2.18%	—	—%	—%
Total	$162,809,839	100.00%	235.32%	$25,232,606	100.00%	83.08%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's debt investments as of March 31, 2019 and September 30, 2018 by floating rates and fixed rates was as follows:

	March 31, 2019		September 30, 2018
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$142,038,878	88.06%	$22,058,366	87.42%
Fixed rate	19,264,421	11.94%	3,174,240	12.58%
Total	$161,303,299	100.00%	$25,232,606	100.00%

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

	March 31, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
United States	$148,029,397	91.85%	$19,289,006	77.13%
Iceland	3,922,864	2.44%	—	—%
Luxembourg	3,566,090	2.21%	3,562,467	14.24%
Canada	2,858,385	1.77%	1,470,123	5.88%
United Kingdom	1,712,681	1.06%	688,283	2.75%
France	852,966	0.53%	—	—%
Denmark	217,008	0.14%	—	—%
Total	$161,159,391	100.00%	$25,009,879	100.00%

	March 31, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$149,729,602	91.97%	216.41%	$19,459,150	77.11%	64.07%
Iceland	4,000,000	2.46%	5.78%	—	—%	—%
Luxembourg	3,426,665	2.10%	4.95%	3,602,441	14.28%	11.86%
Canada	2,848,387	1.75%	4.12%	1,470,000	5.83%	4.84%
United Kingdom	1,712,575	1.05%	2.48%	701,015	2.78%	2.31%
France	870,188	0.53%	1.26%	—	—%	—%
Denmark	222,422	0.14%	0.32%	—	—%	—%
Total	$162,809,839	100.00%	235.32%	$25,232,606	100.00%	83.08%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of March 31, 2019 and September 30, 2018 was as follows:

	March 31, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Application software	$26,934,838	16.72%	$1,382,025	5.53%
Biotechnology	14,006,840	8.69%	1,287,000	5.15%
Internet services & infrastructure	10,985,584	6.82%	252,625	1.01%
Systems software	9,868,896	6.12%	—	—%
Interactive media & services	8,255,868	5.12%	—	—%
Oil & gas refining & marketing	7,920,000	4.91%	—	—%
IT consulting & other services	7,681,547	4.77%	—	—%
Diversified support services	6,986,814	4.34%	1,970,000	7.88%
Aerospace & defense	6,959,348	4.32%	1,484,303	5.93%
Pharmaceuticals	5,513,222	3.42%	4,362,090	17.44%
Research & consulting services	5,000,000	3.10%	—	—%
Healthcare equipment	4,950,000	3.07%	—	—%
Cable & satellite	4,824,076	2.99%	—	—%
Building products	4,765,808	2.96%	—	—%
Integrated telecommunication services	4,155,029	2.58%	700,377	2.80%
Managed healthcare	3,961,629	2.46%	3,970,329	15.88%
Insurance brokers	3,917,142	2.43%	—	—%
Healthcare technology	3,379,942	2.10%	1,488,750	5.95%
Trading companies & distributors	3,009,307	1.87%	—	—%
Financial exchanges & data	2,468,319	1.53%	—	—%
Publishing	1,970,100	1.22%	1,980,000	7.92%
Oil & gas drilling	1,932,191	1.20%	—	—%
Household products	1,898,114	1.18%	—	—%
Metal & glass containers	1,481,955	0.92%	1,488,884	5.95%
Industrial machinery	1,437,863	0.89%	1,485,091	5.93%
Healthcare services	1,071,020	0.66%	—	—%
Construction & engineering	1,022,903	0.63%	—	—%
Healthcare distributors	1,016,794	0.63%	—	—%
Auto parts & equipment	1,000,000	0.62%	1,000,000	4.00%
Food retail	960,271	0.60%	1,470,123	5.88%
Oil & gas equipment & services	852,966	0.53%	—	—%
Oil & gas exploration & production	689,779	0.43%	688,282	2.75%
Specialized finance	281,226	0.17%	—	—%
Total	$161,159,391	100.00%	$25,009,879	100.00%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application software	$27,035,953	16.61%	39.05%	$1,381,764	5.48%	4.55%
Biotechnology	15,298,333	9.40%	22.11%	1,295,938	5.14%	4.27%
Internet services & infrastructure	10,959,178	6.73%	15.84%	260,015	1.03%	0.86%
Systems software	9,870,029	6.06%	14.27%	—	—%	—%
Interactive media & services	8,282,818	5.09%	11.97%	—	—%	—%
Oil & gas refining & marketing	8,000,000	4.91%	11.56%	—	—%	—%
IT consulting & other services	7,677,520	4.72%	11.10%	—	—%	—%
Diversified support services	6,975,336	4.28%	10.08%	2,007,500	7.96%	6.61%
Aerospace & defense	6,972,237	4.28%	10.08%	1,474,390	5.84%	4.85%
Pharmaceuticals	5,390,947	3.31%	7.79%	4,389,231	17.40%	14.45%
Research & consulting services	5,121,875	3.15%	7.40%	—	—%	—%
Healthcare equipment	5,015,625	3.08%	7.25%	—	—%	—%
Building products	4,863,434	2.99%	7.03%	—	—%	—%
Cable & satellite	4,814,356	2.96%	6.96%	—	—%	—%
Integrated telecommunication services	4,182,758	2.57%	6.05%	713,210	2.83%	2.35%
Managed healthcare	3,993,731	2.46%	5.77%	3,992,500	15.82%	13.15%
Insurance brokers	3,865,683	2.37%	5.59%	—	—%	—%
Healthcare technology	3,382,427	2.08%	4.89%	1,515,315	6.01%	4.99%
Trading companies & distributors	2,999,734	1.84%	4.34%	—	—%	—%
Financial exchanges & data	2,461,520	1.51%	3.56%	—	—%	—%
Publishing	1,992,488	1.22%	2.88%	2,022,500	8.02%	6.66%
Oil & gas drilling	1,960,000	1.20%	2.83%	—	—%	—%
Household products	1,873,340	1.15%	2.71%	—	—%	—%
Metal & glass containers	1,487,820	0.91%	2.15%	1,514,018	6.00%	4.98%
Industrial machinery	1,421,817	0.87%	2.06%	1,492,500	5.91%	4.91%
Healthcare distributors	1,086,250	0.67%	1.57%	—	—%	—%
Healthcare services	1,032,465	0.63%	1.49%	—	—%	—%
Construction & engineering	1,007,500	0.62%	1.46%	—	—%	—%
Food retail	975,047	0.60%	1.41%	1,470,000	5.83%	4.84%
Auto parts & equipment	953,130	0.59%	1.38%	1,002,710	3.97%	3.30%
Oil & gas equipment & services	870,188	0.54%	1.26%	—	—%	—%
Oil & gas exploration & production	705,075	0.43%	1.02%	701,015	2.78%	2.31%
Specialized finance	281,225	0.17%	0.41%	—	—%	—%
Total	$162,809,839	100.00%	235.32%	$25,232,606	100.00%	83.08%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of March 31, 2019 on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$110,177,635	$40,983,118	$151,160,753
Subordinated debt	—	8,537,689	1,604,857	10,142,546
Common equity & warrants	—	—	1,506,540	1,506,540
Total investments at fair value	—	118,715,324	44,094,515	162,809,839
Derivative asset	—	9,240	—	9,240
Total assets at fair value	$—	$118,724,564	$44,094,515	$162,819,079
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
When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the fact that the unobservable factors are significant to the overall fair value measurement. However, Level 3 financial instruments typically have both unobservable or Level 3 components and observable components (i.e. components that are actively quoted and can be validated by external sources). Accordingly, the appreciation (depreciation) in the tables below includes changes in fair value due in part to observable factors that are part of the valuation methodology.
The principal value of the Company's credit facility approximates fair value due to its variable rate and is included in Level 3 of the hierarchy.
The following table provides a roll-forward of the changes in fair value from December 31, 2018 to March 31, 2019, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Three months ended March 31, 2019

	Senior Secured Debt	Subordinated Debt	Common Equity & Warrants	Total
Fair value as of December 31, 2018	$26,757,663	$1,560,000	$530,489	$28,848,152
New investments	13,500,508	—	—	13,500,508
Redemptions/repayments/sales	(649,083)	(4,691)	—	(653,774)
Transfers in (a)	2,825,724	—	—	2,825,724
Transfers out (a)	(1,972,556)	—	—	(1,972,556)
Capitalized PIK interest income	26,686	—	—	26,686
Accretion of OID	75,228	43,837	—	119,065
Net unrealized appreciation (depreciation)	418,948	5,711	976,051	1,400,710
Fair value as of March 31, 2019	$40,983,118	$1,604,857	$1,506,540	$44,094,515
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at March 31, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2019	$418,948	$5,711	$976,051	$1,400,710

(a) There were transfers in/out of Level 3 from/to Level 2 for certain investments during the three months ended March 31, 2019 as a result of a change in the number of market quotes available and/or a change in market liquidity.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in fair value from September 30, 2018 to March 31, 2019, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Six months ended March 31, 2019

	Senior Secured Debt	Subordinated Debt	Common Equity & Warrants	Total
Fair value as of September 30, 2018	$11,655,202	$1,500,000	$—	$13,155,202
New investments	27,155,069	—	642,713	27,797,782
Redemptions/repayments/sales	(664,832)	(4,691)	—	(669,523)
Transfers in (a)	4,403,249	—	—	4,403,249
Transfers out (a)	(2,022,500)	—	—	(2,022,500)
Capitalized PIK interest income	65,740	—	—	65,740
Accretion of OID	105,759	99,404	—	205,163
Net unrealized appreciation (depreciation)	285,431	10,144	863,827	1,159,402
Fair value as of March 31, 2019	$40,983,118	$1,604,857	$1,506,540	$44,094,515
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at March 31, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2019	$285,431	$10,144	$863,827	$1,159,402

(a) There were transfers in/out of Level 3 from/to Level 2 for certain investments during the six months ended March 31, 2019 as a result of a change in the number of market quotes available and/or a change in market liquidity.

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of March 31, 2019:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average (a)
Senior secured debt	$25,319,249	Market yield technique	Market yield	(b)	9.0%	23.0%	12.6%
	10,241,807	Broker quotations	Broker quoted price	(c)	N/A	N/A	N/A
	5,422,062	Transaction precedent technique	Transaction price	(d)	N/A	N/A	N/A
Subordinated debt	1,604,857	Market yield technique	Market yield	(b)	13.0%	15.0%	14.0%
Common equity & warrants	1,506,540	Market approach (comparable companies)	Earnings multiple	(e)	7.0x	9.0x	8.0x
Total	$44,094,515
_____________________
(a) Weighted averages are calculated based on fair value of investments.
(b) Used when market participant would take into account market yield when pricing the investment.
(c) The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The Company evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by the Adviser.
(d) Used when there is an observable transaction or pending event for the investment.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(b) The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The Company evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by the Adviser.
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
Note 4. Fee Income
For the three and six months ended March 31, 2019, the Company recorded total fee income of $9,114 and $264,678, respectively, of which $9,114 and $20,177, respectively, was recurring in nature.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three and six months ended March 31, 2019:

	Three months ended March 31, 2019	Six months ended March 31, 2019
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$2,791,502	$2,112,409
Weighted average common shares outstanding	3,391,900	3,033,543
Earnings (loss) per common share — basic and diluted	$0.82	$0.70

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Net Assets
The following table presents the changes in net assets for the three and six months ended March 31, 2019:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2018	1,541,738	$1,542	$30,833,227	$(462,452)	$30,372,317
Net investment income	—	—	—	274,523	274,523
Net unrealized appreciation (depreciation)	—	—	—	(963,085)	(963,085)
Net realized gains (losses)	—	—	—	9,469	9,469
Issuance of common stock	1,850,162	1,850	36,700,180	—	36,702,030
Balance at December 31, 2018	3,391,900	3,392	67,533,407	(1,141,545)	66,395,254
Net investment income	—	—	—	296,143	296,143
Net unrealized appreciation (depreciation)	—	—	—	2,412,574	2,412,574
Net realized gains (losses)	—	—	—	82,785	82,785
Balance at March 31, 2019	3,391,900	$3,392	$67,533,407	$1,649,957	$69,186,756
Capital Activity
Through March 31, 2019, the Company received $337,683,996 in Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser. As of March 31, 2019, the Company completed drawdowns of $67,536,799, or 20.0%, of such Capital Commitments.
The Company has the authority to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for the Company’s Common Stock through March 31, 2019:

	Shares Issued	Price per Share	Proceeds
August 6, 2018 (1)	770,869	$20.00	$15,417,385
September 17, 2018	770,869	20.00	15,417,384
October 29, 2018	1,060,964	19.85	21,060,130
November 15, 2018	789,198	19.82	15,641,900
Total	3,391,900		$67,536,799
__________________

(1)	Includes 50 shares issued to one or more affiliates of the Adviser on July 23, 2018.

Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The Company is required to distribute dividends each taxable year to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such net realized capital gains for investment. There were no distributions paid during the six months ended March 31, 2019.

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of March 31, 2019, the Company had $76.0 million outstanding under the Credit Facility. The Company’s borrowings under the Credit Facility bore interest at a weighted average interest rate of 4.20% for the six months ended March 31, 2019. For the three and six months ended March 31, 2019, the Company recorded interest expense (including financing costs) of $453,272 and $587,155, respectively, related to the Credit Facility.

Note 7. Taxable/Distributable Income and Dividend Distributions
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are not included in taxable income until they are realized, (2) organizational and deferred offering costs and (3) the capital gains incentive fee accrual.
Listed below is a reconciliation of net decrease in net assets resulting from operations to taxable income for the three and six months ended March 31, 2019:

	Three months ended March 31, 2019	Six months ended March 31, 2019
Net increase (decrease) in net assets resulting from operations	$2,791,502	$2,112,409
Net unrealized (appreciation) depreciation	(2,412,574)	(1,449,489)
Book/tax difference due to organizational and deferred offering costs	187,212	404,090
Book/tax differences due to capital gains incentive fee	350,369	308,348
Other book/tax differences	—	9,357
Taxable income (1)	$916,509	$1,384,715

__________________

(1)
The Company's taxable income for the three and six months ended March 31, 2019 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2019. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2018, the Company's tax year end, the components of accumulated undistributed losses on a tax basis were as follows:

Undistributed ordinary loss, net	$(189,507)
Net realized capital losses	—
Unrealized losses, net	$(272,945)
As a RIC, the Company is also subject to a U.S. federal excise tax based on distribution requirements of its taxable income on a calendar year basis. The Company anticipates timely distribution of its taxable income in accordance with tax rules. The Company expects to incur a U.S. federal excise tax of $9,357 for calendar year 2018, which has been recognized on the Company's Consolidated Statement of Operations for the six months ended March 31, 2019.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For purposes of calculating the Management Fee, the Gross Asset Value is determined by the Company’s board of directors (including any committee thereof). Until (a) the 12-month anniversary of the Initial Closing (as defined below) or (b) the completion of a Qualified Listing, whichever occurs first, the Management Fee for each quarter is calculated based on the Company’s average Gross Asset Value at the end of each month during such calendar quarter (prior to taking into account any Incentive Fee); provided, that the Management Fee for the Company’s first calendar quarter is calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). Following (a) the 12-month anniversary of the Initial Closing or (b) the completion of a Qualified Listing, whichever occurs first, the Management Fee for each quarter will be calculated based on the Company’s average Gross Asset Value at the end of such quarter and at the end of the preceding quarter (in each case, prior to taking into account any Incentive Fee); provided, that the Management Fee for the calendar quarter in which the Company consummates a Qualified Listing will be calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). For the three and six months ended March 31, 2019, base management fees were $332,290 and $453,219, respectively.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The foregoing calculations will be appropriately prorated for any period of less than three months and adjusted for any issuances or repurchases of Common Stock during a quarter. For the three and six months ended March 31, 2019, there was no Investment Income Incentive Fee.
Capital Gains Incentive Fee
In addition to the Investment Income Incentive Fee described above, commencing as of December 31, 2018, the Adviser is entitled to receive a Capital Gains Incentive Fee (as defined below). The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each calendar year. The Capital Gains Incentive Fee will be equal to 20% of the realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee with respect to each of the investments in the Company’s portfolio, provided that the Capital Gains Incentive Fee determined as of December 31, 2018, if any, will be calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of the Initial Closing through the end of 2018 (the “Capital Gains Incentive Fee,” and together with the Investment Income Incentive Fee, the “Incentive Fee”).
Although the Capital Gains Incentive Fee due to the Adviser will not be payable until it is contractually due based on the Investment Advisory Agreement, the Company will accrue this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 20% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended March 31, 2019, the Company accrued $350,369 of Capital Gains Incentive Fee, and for the six months ended March 31, 2019, the Company accrued $308,348 of Capital Gains Incentive Fee. As of March 31, 2019, there was $350,369 of Capital Gains Incentive Fee accrued on a cumulative basis.
As of March 31, 2019, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $682,662 reflecting the unpaid portion of the base management fee and incentive fee payable to the Adviser. As of September 30, 2018, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $81,747 reflecting the unpaid portion of the base management fee and incentive fee payable to the Adviser.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For the three and six months ended March 31, 2019, the Company incurred $160,397 and $378,005, respectively, of expenses under the Administration Agreement. As of March 31, 2019, $492,017 was included in “Due to affiliates” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses. As of September 30, 2018, $1,114,484 was included in “Due to affiliates” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses, including deferred offering costs, payable to the Administrator.
Placement Agent Agreement
The Company has entered into a Placement Agent Agreement with OCM Investments, LLC (the “Placement Agent”), an affiliate of the Adviser, which may require investors (other than investors sourced by the Company, the Adviser, the Placement Agent or their respective affiliates) to pay a distribution fee to the Placement Agent for its services. Although the Company will not pay any fees to the Placement Agent, the Company indemnifies the Placement Agent in connection with its activities.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Financial Highlights

	Three months ended March 31, 2019	Six months ended March 31, 2019
Net asset value at beginning of period	$19.57	$19.70
Net investment income (1)	0.09	0.19
Net realized gains (losses) (1)	0.02	0.03
Net unrealized appreciation (depreciation) (2)	0.72	0.39
Effect of offering price of drawdowns (3)	—	0.09
Net asset value at end of period	$20.40	$20.40
Total return (4)	4.24%	3.55%
Common stock outstanding at beginning of period	3,391,900	1,541,738
Common stock outstanding at end of period	3,391,900	3,391,900
Net assets at beginning of period	$66,395,254	$30,372,317
Net assets at end of period	$69,186,756	$69,186,756
Average net assets (5)	$67,791,005	$60,145,845
Ratio of net investment income to average net assets (6)	0.44%	0.95%
Ratio of total expenses to average net assets (6)	2.81%	4.65%
Ratio of portfolio turnover to average investments at fair value (6)	3.44%	6.55%
Weighted average outstanding debt	$33,322,222	$17,802,198
Average debt per share (1)	$9.82	$5.87
Asset coverage ratio (7)	191.04%	191.04%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	The amount shown does not correspond with the net unrealized appreciation (depreciation) for the period as it includes the effect of the timing of equity issuances.
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

(5)	Calculated based upon the weighted average net assets for the period.
(6)	Financial results for the three and six months ended March 31, 2019 have not been annualized for purposes of this ratio.
(7)	Based on outstanding senior securities of $76.0 million as of March 31, 2019.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of March 31, 2019, off-balance sheet arrangements consisted of $9,524,546 of unfunded commitments to provide debt financing. As of September 30, 2018, off-balance sheet arrangements consisted of $88,235 of unfunded commitments to provide debt financing. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

	March 31, 2019	September 30, 2018
Assembled Brands Capital LLC	$4,212,868	$—
Sorrento Therapeutics, Inc.	4,000,000	—
Mindbody, Inc.	761,905	—
Apptio, Inc.	461,538	—
iCIMs, Inc.	88,235	88,235
	$9,524,546	$88,235

Note 12. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of March 31, 2019, the counterparty to these forward currency contracts was Bank of New York Mellon. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statement of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2019.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$2,819,767	€2,475,000	8/15/2019	$9,240	$—	Derivative asset

Note 13. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three and six months ended March 31, 2019, except as discussed below.
Capital Drawdown
On April 29, 2019, the Company issued 1,655,314 shares of Common Stock for an aggregate offering price of approximately $33.8 million pursuant to the Subscription Agreement and a capital drawdown notice delivered by the Company to its investors dated April 18, 2019.
Credit Facility
On April 18, 2019, the Company increased the Maximum Commitment under the Credit Facility from $100 million to $120 million.

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
Business Overview
We are structured as a closed-end investment company focused on lending to small-and medium-sized companies. We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated, and to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.
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
We conduct Private Offerings of shares of our Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act. At each Closing of a Private Offering, each investor participating in that closing makes a Capital Commitment to purchase our Common Stock pursuant to a Subscription Agreement entered into with us in connection with its Capital Commitment. Investors are required to fund drawdowns to purchase our Common Stock up to the amount of their respective Capital Commitments on an as-needed basis. The Initial Closing occurred on August 6, 2018. Loan origination and investment activities commenced shortly after the Initial Closing. As of March 31, 2019, we received $337,683,996 in Capital Commitments from investors in connection with Private Offerings.
We commenced our loan origination and investment activities shortly after the Initial Closing. The proceeds from the Initial Closing provided us with the necessary seed capital to commence operations. As of March 31, 2019, we completed drawdowns of

$67,536,799, or 20%, on Capital Commitments. As of March 31, 2019, we held $162,809,839 of investments at fair value, up from $25,232,606 held at September 30, 2018.
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
We believe that the fundamentals of middle-market companies remain strong. In this environment, we believe attractive risk-adjusted returns can be achieved by investing in companies that cannot efficiently access traditional debt capital markets. We believe that we have the resources and experience to source, diligence and structure investments in these companies and are well placed to generate attractive returns for investors.
Brookfield Transaction
On March 13, 2019, Oaktree Capital Group, LLC, a Delaware limited liability company (together with its affiliates, "OCG"), the parent company of our current investment adviser, entered into an Agreement and Plan of Merger, or the Merger Agreement, with Brookfield Asset Management Inc., a corporation incorporated under the laws of the Province of Ontario, or Brookfield, Berlin Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of Brookfield, or Merger Sub, Oslo Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of Oaktree Capital Group Holdings, L.P., or SellerCo, and Oslo Holdings Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of OCG, or Seller MergerCo, pursuant to which, among other things and subject to the satisfaction of closing conditions contained in the Merger Agreement, (i) Merger Sub will merge with and into OCG with OCG continuing as the surviving entity and (ii) immediately following the Merger, SellerCo will merge with and into Seller MergerCo, with Seller MergerCo continuing as the surviving entity.  Such transactions are collectively referred to as the “Brookfield Transaction.”  As a result of the Brookfield Transaction, Brookfield would indirectly own a majority economic interest in OCG’s business.  Upon consummation of the Brookfield Transaction, Brookfield and OCG will continue to operate their respective businesses independently, with each remaining under its current brand and led by its existing management and investment teams. As a result, our management team is expected to continue to operate in the same professional capacity for us following completion of the Brookfield Transaction.  The Brookfield Transaction is subject to various closing conditions, and there is no assurance the Brookfield Transaction will be completed.
If the Brookfield Transaction is consummated, OCG’s current management will maintain actual control of the management of OCG for an initial period of up to seven years following the closing of the Brookfield Transaction (or less if certain other conditions are triggered). Following the conclusion of this initial period, Brookfield will have the right to assume control of OCG. Our Adviser has informed our Board of Directors that it does not believe the consummation of the Brookfield Transaction would be deemed an ‘‘assignment’’ of the Investment Advisory Agreement under the Investment Company Act, although such a determination is inherently uncertain. In accordance with the Investment Company Act, however, the Investment Advisory Agreement automatically terminates upon its assignment. To prevent any potential disruption in our Adviser’s ability to provide services to us once an assignment is deemed to occur, whether as a result of the consummation of the Brookfield Transaction or as a result of Brookfield exercising actual control over OCG, we intend to file a preliminary proxy statement and to convene a special meeting seeking stockholder approval of a new investment advisory agreement between us and our Adviser, which agreement was approved by our Board of Directors on May 9, 2019. All material terms will remain unchanged from the Investment Advisory Agreement in effect as of May 9, 2019. The consummation of the Brookfield Transaction is currently expected to occur in the third quarter of 2019 and is subject to customary closing conditions, including receipt of approval for the transaction from OCG’s stockholders, as well as the receipt of required regulatory approvals.

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

•
Level III - Valuations for which one or more significant inputs are unobservable. These inputs reflect our assessment of the assumptions that market participants use to value the investment based on the best available information. Level III inputs include prices obtained from brokers in markets for which there are few transactions, less public information exists or prices vary among brokered market makers. The types of investments in Level III include non-publicly traded equity, debt, real estate and derivatives.

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
In the absence of observable market prices, we value Level III investments using valuation methodologies applied on a consistent basis. The quarterly valuation process for Level III investments begins with each portfolio company, property or security being initially valued by the Adviser's valuation team in conjunction with the investment team. The preliminary valuations are then reviewed and approved by the valuation team, the valuation committee, which consists of senior members of the investment team, and designated investment professionals as well as the valuation officer who is independent of the investment teams. The Audit Committee reviews the preliminary valuations provided by the valuation committee and makes a recommendation to our full board of directors regarding the fair value of the investments in our portfolio. Our board of directors ultimately determines in good faith the fair value of each investment in our portfolio. Results of the valuation process are evaluated each quarter, including an assessment of whether the underlying calculations should be adjusted or recalibrated. In connection with this process, we evaluate changes in fair value measurements from period to period for reasonableness, considering items such as industry trends, general economic and market conditions, and factors specific to the investment.
Certain Level III assets are valued using prices obtained from pricing vendors or brokers. These investments are classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustment for investment-specific factors or restrictions. We will seek to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If we are unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within our set threshold, we will seek to obtain a quote directly from a broker making a market for the asset. However, given the anticipated nature of our portfolio, we do not expect that all of our Level III assets will be valued at least annually using prices obtained from pricing vendors or brokers. Generally, we do not adjust any of the prices received from these sources, and all prices are reviewed by us. We evaluate the prices obtained from pricing vendors or brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Adviser also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, the Adviser performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process.
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

Investments made by us are, by nature, generally considered to be long-term investments and are not intended to be liquidated on a short-term basis. Additionally, these valuation methodologies involve a significant degree of management judgment. Accordingly, valuations by us do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments in the future. Estimated fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the consolidated financial statements.
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," and "credit facility payable," which are reported at amortized cost, all assets and liabilities approximate fair value on the Consolidated Statements of Assets and Liabilities. The carrying value of the line items titled "interest receivable," "receivable for shares sold," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliates," "interest payable," "director fees payable," and "payables from unsettled transactions" approximate fair value due to their short maturities.
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
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2019, there were no investments on which we had stopped accruing cash interest and/or PIK interest or OID income.
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
Fee Income
The Adviser may provide financial advisory services to portfolio companies and in return we may receive fees for capital structuring services. These fees are generally nonrecurring and are recognized by us upon the investment closing date. We may also receive additional fees in the ordinary course of business, including servicing, amendment, and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.
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
PIK Interest Income
Our investments in debt securities may contain PIK interest provisions. PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Based on this and other information, we determine whether to cease accruing PIK interest on a loan or debt security. Our determination to cease accruing PIK interest is generally made well before our full write-down of a loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost bases of these investments in our consolidated financial statements and, as a result, increases the cost bases of these investments for purposes of computing the capital gains incentive fee payable by us to the Adviser. To maintain our status as a RIC, income from PIK interest may be required to be distributed to our stockholders even though we have not yet collected the cash and may never do so.
Portfolio Composition
As of March 31, 2019, the fair value of our investment portfolio was $162.8 million and was comprised of investments in 53 portfolio companies. As of September 30, 2018, the fair value of our investment portfolio was $25.2 million and was comprised of investments in 16 portfolio companies.
As of March 31, 2019 and September 30, 2018, our investment portfolio consisted of the following:

	March 31, 2019	September 30, 2018
Cost:
Senior secured debt	$150,513,862	$21,868,595
Subordinated debt	10,002,816	3,141,284
Common equity & warrants	642,713	—
Total	$161,159,391	$25,009,879

	March 31, 2019	September 30, 2018
Fair Value:
Senior secured debt	$151,160,753	$22,058,366
Subordinated debt	10,142,546	3,174,240
Common equity & warrants	1,506,540	—
Total	$162,809,839	$25,232,606

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	March 31, 2019	September 30, 2018
Fair Value:
Application software	16.61%	5.48%
Biotechnology	9.40%	5.14%
Internet services & infrastructure	6.73%	1.03%
Systems software	6.06%	—%
Interactive media & services	5.09%	—%
Oil & gas refining & marketing	4.91%	—%
IT consulting & other services	4.72%	—%
Diversified support services	4.28%	7.96%
Aerospace & defense	4.28%	5.84%
Pharmaceuticals	3.31%	17.40%
Research & consulting services	3.15%	—%
Healthcare equipment	3.08%	—%
Building products	2.99%	—%
Cable & satellite	2.96%	—%
Integrated telecommunication services	2.57%	2.83%
Managed healthcare	2.46%	15.82%
Insurance brokers	2.37%	—%
Healthcare technology	2.08%	6.01%
Trading companies & distributors	1.84%	—%
Financial exchanges & data	1.51%	—%
Publishing	1.22%	8.02%
Oil & gas drilling	1.20%	—%
Household products	1.15%	—%
Metal & glass containers	0.91%	6.00%
Industrial machinery	0.87%	5.91%
Healthcare distributors	0.67%	—%
Healthcare services	0.63%	—%
Construction & engineering	0.62%	—%
Food retail	0.60%	5.83%
Auto parts & equipment	0.59%	3.97%
Oil & gas equipment & services	0.54%	—%
Oil & gas exploration & production	0.43%	2.78%
Specialized finance	0.17%	—%
Total	100.00%	100.00%

The table below describes investments by geographic composition at fair value as a percentage of total investments:

	March 31, 2019	September 30, 2018
Fair Value:
United States	91.97%	77.11%
Iceland	2.46%	—%
Luxembourg	2.10%	14.28%
Canada	1.75%	5.83%
United Kingdom	1.05%	2.78%
France	0.53%	—%
Denmark	0.14%	—%
Total	100.00%	100.00%

See the Schedule of Investments as of March 31, 2019 in our consolidated financial statements in Part I, Item 1, of this Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
For the Three and Six Months Ended March 31, 2019
Investment Income
Total investment income for the three months ended March 31, 2019 was $2,199,688 and consisted of $2,190,574 of interest income primarily from portfolio investments and $9,114 of fee income. Total investment income for the six months ended March 31, 2019 was $3,365,906 and consisted of $3,101,228 of interest income primarily from portfolio investments and $264,678 of fee income. Based on fair value as of March 31, 2019, the weighted average yield on our debt investments was 7.6%.
Expenses
Total expenses for the three and six months ended March 31, 2019 were $1,903,545 and $2,785,883, respectively. These amounts consisted of the following:

	Three months ended March 31, 2019	Six months ended March 31, 2019
Expenses:
Base management fee	$332,290	$453,219
Capital gains incentive fee	350,369	308,348
Offering costs	194,104	362,373
Organization expenses	710	56,921
Professional fees	190,929	383,769
Directors fees	26,250	52,500
Interest expense	453,272	587,155
Administrator expense	130,052	212,097
General and administrative expenses	225,569	369,501
Total expenses	$1,903,545	$2,785,883

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation on investments was $2,412,574 for the three months ended March 31, 2019 and was primarily driven by volatility experienced in the broadly syndicated loan market and unrealized appreciation from our investment in Sorrento Therapeutics, Inc. during the period.
Net unrealized appreciation on investments was $1,449,489 for the six months ended March 31, 2019 and was primarily driven by unrealized appreciation from our investment in Sorrento Therapeutics, Inc. during the period.
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
For the six months ended March 31, 2019, we experienced a net decrease in cash and cash equivalents of $2,955,575. During that period, $115,091,497 of cash was used in operating activities, primarily consisting of cash used to fund new investments. During the same period, cash provided by financing activities was $112,090,633, primarily consisting of $36,742,030 of net proceeds from Private Offerings and $76,000,000 of borrowings under our credit facility.
As of March 31, 2019, we had $7,175,693 of cash and cash equivalents, portfolio investments (at fair value) of $162,809,839, $697,777 of interest receivable, $24,349,079 of net payables from unsettled transactions and unfunded commitments of $9,524,546.
As of September 30, 2018, we had $10,131,268 of cash and cash equivalents, portfolio investments (at fair value) of $25,232,606, $87,979 of interest receivable, $4,334,741 of net payables from unsettled transactions and unfunded commitments of $88,235.
Equity Activity
Through March 31, 2019, we received $337,683,996 in Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser. As of March 31, 2019, we completed drawdowns of $67,536,799, or 20.0%, of such Capital Commitments.
We have the authority under our organizational documents to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for our Common Stock through March 31, 2019:

	Shares Issued	Price per Share	Proceeds
August 6, 2018 (1)	770,869	$20.00	$15,417,385
September 17, 2018	770,869	20.00	15,417,384
October 29, 2018	1,060,964	19.85	21,060,130
November 15, 2018	789,198	19.82	15,641,900
Total	3,391,900		$67,536,799
__________________

(1)	Includes 50 shares issued to one or more affiliates of the Adviser on July 23, 2018.
Leverage
On July 9, 2018, our sole stockholder approved our becoming subject to a minimum asset coverage ratio of 150% as set forth in Section 61(a)(2) of the Investment Company Act. As a result of this approval, we are permitted to borrow amounts so long as our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2019, our asset coverage ratio, as defined in the Investment Company Act, was 191.0%, and aggregate outstanding principal amount of indebtedness was $76.0 million.
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
As of March 31, 2019, we had $76.0 million outstanding under the Credit Facility. Our borrowings under the Credit Facility bore interest at a weighted average interest rate of 4.20% for the six months ended March 31, 2019. For the three and six months ended March 31, 2019, we recorded interest expense of $453,272 and $587,155, respectively, related to the Credit Facility.
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
Contractual Obligations

	Payments due by period as of March 31, 2019
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Credit Facility	$76,000,000	$—	$76,000,000	$—	$—
Interest due on Credit Facility	4,963,354	3,212,100	1,751,254	—	—
Total	$80,963,354	$3,212,100	$77,751,254	$—	$—
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2019, off-balance sheet arrangements consisted of $9,524,546 of unfunded commitments to provide debt financing. As of September 30, 2018, off-balance sheet arrangements consisted of $88,235 of unfunded commitments to provide debt financing. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

	March 31, 2019	September 30, 2018
Assembled Brands Capital LLC	$4,212,868	$—
Sorrento Therapeutics, Inc.	4,000,000	—
Mindbody, Inc.	761,905	—
Apptio, Inc.	461,538	—
iCIMs, Inc.	88,235	88,235
	$9,524,546	$88,235
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

We have elected to be treated, and to qualify annually, as a RIC under Subchapter M of the Code. To maintain RIC qualification, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income” for that year. In order to avoid certain excise taxes imposed on RICs, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to stockholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
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
During the six months ended March 31, 2019, no dividends or distributions had been declared or paid by us.
Related Party Transactions
We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator, a wholly-owned subsidiary of the Adviser. The Adviser is a registered investment adviser under the Advisers Act that is partially and indirectly owned by Oaktree Capital Group, LLC.
Recent Developments
Capital Drawdown
On April 29, 2019, we issued 1,655,314 shares of Common Stock for an aggregate offering price of approximately $33.8 million pursuant to the Subscription Agreement and a capital drawdown notice delivered by us to our investors dated April 18, 2019.
Credit Facility
On April 18, 2019, we increased the Maximum Commitment under the Credit Facility from $100 million to $120 million.

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
As of March 31, 2019, 88.1% of our debt investment portfolio at fair value bore interest at floating rates and had interest rate floors between 0% and 1%.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2019, the following table shows the approximate annualized increase or decrease in net investment income (loss) from hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Interest income	Interest expense	Net increase (decrease)
300	$4,328,354	$(2,280,000)	$2,048,354
200	2,885,570	(1,520,000)	1,365,570
100	1,442,785	(760,000)	682,785

Basis point decrease (1)	Interest income	Interest expense	Net increase (decrease)
100	$(1,414,713)	$760,000	$(654,713)
200	(2,486,551)	1,520,000	(966,551)
 __________
(1) The effect of a greater than 200 basis point decrease is limited by interest rate floors on certain investments.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for all floating rate loans is indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of March 31, 2019 and September 30, 2018:

	March 31, 2019		September 30, 2018
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Investments
Money market rate	$7,175,693	$—	$—
LIBOR:
30 day	93,645,964	76,000,000	10,204,227
60 day	—	—	3,000,000
90 day	47,825,393	—	6,000,000
EURIBOR:
30 day	2,807,125	—	2,903,750
Fixed rate	19,819,309	—	4,096,000
Total	$171,273,484	$76,000,000	$26,203,977

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, and, to our knowledge, no material legal proceeding is threatened against us.

Item 1A. Risk Factors

There have been no material changes during the three months ended March 31, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2018.

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
10.1
Amendment No.1 to Revolving Credit Agreement, dated as of April 18, 2019, by and between City National Bank, a national banking association and Oaktree Strategic Income II, Inc., a Delaware corporation, as borrower.*

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
Date: May 14, 2019