Form 10-Q
period 2019-06-30
Oaktree Strategic Income II, Inc.
filed 2019-08-14
CIK 1744179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2019
Common stock, $0.001 par value	5,047,214

OAKTREE STRATEGIC INCOME II, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Assets and Liabilities

	June 30, 2019 (unaudited)	September 30, 2018
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost June 30, 2019: $204,214,944; cost September 30, 2018: $25,009,879)	$205,960,405	$25,232,606
Cash and cash equivalents	6,981,822	10,131,268
Interest receivable	1,223,513	87,979
Deferred financing costs	378,652	—
Deferred offering costs	80,448	519,302
Receivable for shares sold	—	40,000
Other assets	133,480	225,597
Total assets	$214,758,320	$36,236,752
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$542,637	$307,213
Derivative liability at fair value	8,644	—
Base management fee and incentive fee payable	1,204,541	81,747
Due to affiliates	614,172	1,114,484
Interest payable	902,386	—
Payables from unsettled transactions	8,985,962	4,334,741
Director fees payable	26,250	26,250
Credit facility payable	98,000,000	—
Total liabilities	110,284,592	5,864,435
Commitments and contingencies (Note 11)
Net assets:
Common stock, $0.001 par value per share, 250,000,000 shares authorized; 5,047,214 shares issued and outstanding at June 30, 2019; 1,541,738 shares issued and outstanding at September 30, 2018	5,047	1,542
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized; none issued and outstanding at June 30, 2019 and September 30, 2018	—	—
Additional paid-in-capital	101,300,152	30,833,227
Accumulated distributable earnings (loss)	3,168,529	(462,452)
Total net assets (equivalent to $20.70 and $19.70 per common share at June 30, 2019 and September 30, 2018, respectively) (Note 10)	104,473,728	30,372,317
Total liabilities and net assets	$214,758,320	$36,236,752
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months ended June 30, 2019	Nine months ended June 30, 2019
Interest income:
Non-control/Non-affiliate investments	$3,737,196	$6,498,459
Interest on cash and cash equivalents	7,530	87,801
Total interest income	3,744,726	6,586,260
PIK interest income:
Non-control/Non-affiliate investments	151,667	411,361
Total PIK interest income	151,667	411,361
Fee income:
Non-control/Non-affiliate investments	103,158	367,836
Total fee income	103,158	367,836
Total investment income	3,999,551	7,365,457
Expenses:
Base management fee	474,567	927,786
Investment income incentive fee	352,680	352,680
Capital gains incentive fee	26,925	335,273
Offering costs	199,384	561,757
Organization expenses	—	56,921
Professional fees	238,916	622,685
Directors fees	26,250	78,750
Interest expense	1,008,482	1,595,637
Administrator expense	87,978	300,075
General and administrative expenses	195,265	564,766
Total expenses	2,610,447	5,396,330
Net investment income before taxes	1,389,104	1,969,127
Excise tax expense	5,158	14,515
Net investment income	1,383,946	1,954,612
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	95,107	1,535,356
Foreign currency forward contracts	(17,884)	(8,644)
Net unrealized appreciation (depreciation)	77,223	1,526,712
Realized gains (losses):
Non-control/Non-affiliate investments	57,403	66,349
Foreign currency forward contracts	—	83,308
Net realized gains (losses)	57,403	149,657
Net realized and unrealized gains (losses)	134,626	1,676,369
Net increase (decrease) in net assets resulting from operations	$1,518,572	$3,630,981
Net investment income per common share — basic and diluted	$0.30	$0.55
Earnings (loss) per common share — basic and diluted (Note 5)	$0.33	$1.03
Weighted average common shares outstanding — basic and diluted	4,537,886	3,534,991
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended June 30, 2019	Nine months ended June 30, 2019
Operations:
Net investment income	$1,383,946	$1,954,612
Net unrealized appreciation (depreciation)	77,223	1,526,712
Net realized gains (losses)	57,403	149,657
Net increase (decrease) in net assets resulting from operations	1,518,572	3,630,981
Capital share transactions:
Issuance of common stock	33,768,400	70,470,430
Net increase (decrease) in net assets from capital share transactions	33,768,400	70,470,430
Total increase (decrease) in net assets	35,286,972	74,101,411
Net assets at beginning of period	69,186,756	30,372,317
Net assets at end of period	$104,473,728	$104,473,728
Net asset value per common share	$20.70	$20.70
Common shares outstanding at end of period	5,047,214	5,047,214

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statement of Cash Flows
(unaudited)

Nine months ended June 30, 2019
Operating activities:
Net increase (decrease) in net assets resulting from operations	$3,630,981
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	(1,526,712)
Net realized (gains) losses	(149,657)
PIK interest income	(411,361)
Accretion of original issue discount on investments	(741,897)
Amortization of deferred financing costs	193,469
Amortization of deferred offering costs	561,757
Purchases of investments	(192,791,011)
Proceeds from sales and repayments of investments	14,427,798
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(803,867)
(Increase) decrease in other assets	92,117
Increase (decrease) in accounts payable, accrued expenses and other liabilities	256,047
Increase (decrease) in base management fee and incentive fee payable	1,122,794
Increase (decrease) in due to affiliates	(424,187)
Increase (decrease) in interest payable	902,386
Increase (decrease) in payables from unsettled transactions	4,651,221
Net cash used in operating activities	(171,010,122)
Financing activities:
Borrowings under the credit facility	118,000,000
Repayments of borrowings under the credit facility	(20,000,000)
Proceeds from the issuance of common stock	70,510,430
Deferred financing costs paid	(572,121)
Offering costs paid	(122,903)
Net cash provided by financing activities	167,815,406
Effect of exchange rate changes on foreign currency	45,270
Net decrease in cash and cash equivalents	(3,149,446)
Cash and cash equivalents, beginning of period	10,131,268
Cash and cash equivalents, end of period	$6,981,822
Supplemental information:
Cash paid for interest	$499,782

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value
Non-Control/Non-Affiliate Investments (6)
Access CIG, LLC		Diversified support services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025 (4)	6.19%		$5,070,562	$5,018,735	$5,053,144
				5,018,735	5,053,144
Adient US LLC		Auto parts & equipment
First Lien Term Loan, LIBOR+4.25% cash due 5/6/2024 (4)(9)	6.87%		5,000,000	4,975,000	4,883,350
				4,975,000	4,883,350
Al Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 7/10/2026 (4)(9)(10)	7.25%		€2,500,000	2,862,090	2,794,800
				2,862,090	2,794,800
Air Medical Group Holdings, Inc.		Healthcare services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025 (4)(10)	6.65%		$1,092,680	1,069,329	1,030,124
				1,069,329	1,030,124
Algeco Scotsman Global Finance Plc		Construction & engineering
Fixed Rate Bond, 8.00% cash due 2/15/2023 (9)			1,000,000	1,021,602	1,016,250
				1,021,602	1,016,250
Alvotech Holdings S.A.		Biotechnology
Fixed Rate Bond, 15.00% PIK note due 12/13/2023 (7)(9)			4,000,000	3,925,277	4,340,000
				3,925,277	4,340,000
Applovin Corporation		Application software
First Lien Term Loan, LIBOR+3.50% cash due 8/15/2025 (4)	5.90%		4,987,469	4,975,000	4,987,494
				4,975,000	4,987,494
Apptio, Inc.		Application software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025 (4)(7)(10)	9.67%		7,129,297	6,995,884	6,994,553
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025 (4)(7)(8)(10)			—	(8,506)	(8,723)
				6,987,378	6,985,830
Assembled Brands Capital LLC		Specialized finance
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 10/17/2023 (4)(7)(8)	8.33%		348,499	348,499	348,499
82,713.38 Class A Units (7)				82,713	82,713
63,107.22 Class B Units (7)				—	—
				431,212	431,212
Avantor Inc.		Healthcare distributors
Fixed Rate Bond, 9.00% cash due 10/1/2025			1,000,000	1,016,302	1,117,500
				1,016,302	1,117,500
Ball Metalpack Finco, LLC		Metal & glass containers
First Lien Term Loan, LIBOR+4.50% due 7/31/2025 (4)(7)	7.02%		1,485,000	1,478,489	1,470,150
				1,478,489	1,470,150
Boxer Parent Company Inc.		Systems software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025 (4)	6.58%		6,077,964	5,995,403	5,766,468
				5,995,403	5,766,468
Canyon Buyer, Inc.		Application software
First Lien Term Loan, LIBOR+4.25% 2/15/2025 (4)	6.58%		3,979,849	3,934,327	3,979,849
				3,934,327	3,979,849
Cast & Crew Payroll, LLC		Application software
First Lien Term Loan, LIBOR+4.00% cash due 2/9/2026 (4)	6.41%		3,990,000	3,950,100	4,013,940
				3,950,100	4,013,940
CGG Holding US, Inc.		Oil & gas equipment & services
Fixed Rate Bond, 9.00% cash due 5/1/2023 (9)			819,000	851,129	873,259
				851,129	873,259

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value

CITGO Petroleum Corp.		Oil & gas refining & marketing
First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024 (4)(10)	7.60%		$8,000,000	$7,920,000	$8,017,520
				7,920,000	8,017,520
Convergeone Holdings, Inc.		IT consulting & other services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026 (4)	7.40%		7,980,000	7,674,046	7,610,925
				7,674,046	7,610,925
DigiCert, Inc.		Internet services & infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 10/31/2024 (4)(10)	6.40%		3,931,942	3,896,069	3,923,350
				3,896,069	3,923,350
DKT Finance APS		Integrated telecommunication services
Fixed Rate Bond, 9.38% cash due 6/17/2023 (9)			207,000	216,505	224,802
				216,505	224,802
The Dun & Bradstreet Corporation		Research & consulting services
Fixed Rate Bond, 6.88% cash due 8/15/2026			5,000,000	5,000,000	5,300,000
				5,000,000	5,300,000
EHR Canada, LLC		Food retail
First Lien Term Loan, LIBOR+8.00% cash due 9/28/2020 (4)(7)(10)	10.33%		974,073	962,571	988,684
				962,571	988,684
Femur Buyer, Inc.		Healthcare equipment
First Lien Term Loan, LIBOR+4.50% cash due 3/5/2026 (4)	6.98%		5,000,000	4,950,000	5,021,875
				4,950,000	5,021,875
Frontier Communications Corporation		Integrated telecommunication services
First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024 (4)(9)(10)	6.16%		3,290,213	3,225,792	3,234,016
				3,225,792	3,234,016
Gentiva Health Services, Inc.		Healthcare services
First Lien Term Loan, LIBOR+3.75% cash due 7/2/2025 (4)	6.19%		2,992,462	2,988,722	2,999,016
				2,988,722	2,999,016
GI Chill Acquisition LLC		Managed healthcare
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025 (4)(7)	6.32%		1,985,000	1,975,075	1,985,000
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026 (4)(7)	9.83%		2,000,000	1,982,203	1,991,400
				3,957,278	3,976,400
GoodRx, Inc.		Interactive media & services
First Lien Term Loan, LIBOR+2.75% cash due 10/10/2025 (4)	5.14%		1,967,982	1,965,543	1,955,997
Second Lien Term Loan, LIBOR+7.50% cash due 10/12/2026 (4)(7)	9.90%		1,333,333	1,307,434	1,346,666
				3,272,977	3,302,663
Horizon Pharma, Inc.		Pharmaceuticals
Fixed Rate Callable Bond, 8.75% cash due 11/1/2024 (9)			1,000,000	1,054,361	1,077,800
				1,054,361	1,077,800
HUB International, Ltd		Insurance brokers
First Lien Term Loan, LIBOR+3.00% cash due 4/25/2025 (4)	5.59%		3,979,899	3,910,258	3,887,407
				3,910,258	3,887,407
iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024 (4)(7)(10)	8.90%		1,671,765	1,642,129	1,641,732
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024 (4)(7)(8)(10)			—	(1,530)	(1,552)
				1,640,599	1,640,180
Informatica, LLC		Application software
First Lien Term Loan, LIBOR+3.25% cash due 8/5/2022 (4)	5.65%		3,979,741	3,963,886	3,988,039
				3,963,886	3,988,039

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value
KIK Custom Products Inc.		Household products
First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023 (4)(9)(10)	6.40%		$2,000,000	$1,904,275	$1,891,250
				1,904,275	1,891,250
Ligand Pharmaceuticals Inc.		Biotechnology
Fixed Rate Bond, .75% cash due 5/15/2023 (9)			1,001,000	876,802	866,728
				876,802	866,728
Lightbox Intermediate, L.P.		Real estate services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026 (4)(7)	7.45%		9,000,000	8,866,979	8,910,000
				8,866,979	8,910,000
LTI Holdings, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026 (4)	9.15%		1,000,000	1,000,000	931,500
				1,000,000	931,500
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 8/2/2025 (4)(7)	6.69%		1,290,250	1,277,348	1,290,250
				1,277,348	1,290,250
McAfee, LLC		Systems software
First Lien Term Loan, LIBOR+3.75% cash due 9/30/2024 (4)(10)	6.15%		4,856,762	4,845,087	4,857,515
				4,845,087	4,857,515
Mindbody, Inc.		Internet services & infrastructure
First Lien Revolver, LIBOR+7.00% cash due 2/15/2025 (4)(7)(8)(10)			—	(14,293)	(15,238)
First Lien Term Loan, LIBOR+7.00% cash due 2/15/2025 (4)(7)(10)	9.39%		7,238,095	7,102,315	7,093,333
				7,088,022	7,078,095
Numericable SFR SA		Integrated Telecommunication Services
Fixed Rate Bond, 7.38% cash due 5/1/2026 (9)			380,000	380,950	390,450
				380,950	390,450
P&L Development, LLC		Pharmaceuticals
First Lien Term Loan, LIBOR +7.50% cash due 6/19/2024 (4)(7)(10)	9.83%		4,110,000	4,007,250	3,996,975
				4,007,250	3,996,975
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan, LIBOR+6.25% cash due 9/15/2023 (4)(7)(10)	8.66%		1,409,167	1,397,273	1,380,983
				1,397,273	1,380,983
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.50% cash due 8/29/2025 (4)	6.83%		1,985,000	1,965,150	1,991,213
				1,965,150	1,991,213
Refinitiv Holdings, Inc.		Financial exchanges & data
First Lien Term Loan, LIBOR+3.75% cash due 10/1/2025 (4)	6.15%		2,524,315	2,464,274	2,452,132
				2,464,274	2,452,132
Scilex Pharmaceuticals, Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond, cash due 8/15/2026 (7)			2,390,163	1,634,329	1,661,164
				1,634,329	1,661,164
Signify Health, LLC		Healthcare services
First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024 (4)(10)	6.83%		6,982,323	6,913,935	6,977,959
				6,913,935	6,977,959
Sirva Worldwide, Inc.		Diversified support services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025 (4)	7.90%		1,975,000	1,945,375	1,921,932
				1,945,375	1,921,932
Sorrento Therapeutics, Inc.		Biotechnology
First Lien Term Loan, LIBOR+7.00% cash due 11/7/2023 (4)(7)(9)(10)	9.38%		9,600,000	8,965,579	9,312,001
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 11/7/2023 (4)(7)(8)(9)(10)			—	(20,898)	(22,080)
Stock Warrants (exercise price $3.28) expiration date 5/7/2029 (7)(9)			503,119	560,000	689,273
Stock Warrants (exercise price $3.94) expiration date 11/3/2029 (7)(9)			106,664	—	123,730
				9,504,681	10,102,924

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value
StandardAero Aviation Holdings Inc.		Aerospace & defense
First Lien Term Loan, LIBOR+4.00% cash due 4/6/2026 (4)	6.33%		$3,000,000	$2,996,270	$3,016,605
				2,996,270	3,016,605
TIBCO Software Inc.		Application software
First Lien Term Loan, LIBOR+3.50% cash due 12/4/2020 (4)(10)	5.91%		2,984,693	2,984,693	2,994,498
First Lien Term Loan, LIBOR+4.00% cash due 6/30/2026 (4)(10)	6.39%		2,000,000	1,990,000	2,006,250
				4,974,693	5,000,748
Transact Holdings Inc.		Application software
First Lien Term Loan, LIBOR+4.75% cash due 4/30/2026 (4)	7.33%		8,000,000	7,880,000	8,000,000
				7,880,000	8,000,000
Tullow Oil PLC		Oil & gas exploration & production
Fixed Rate Callable Bond 6.25% cash due 04/15/2022 (9)			700,000	690,544	707,700
				690,544	707,700
Uber Technologies, Inc.		Application software
First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025 (4)(10)	6.41%		983,549	976,710	985,393
First Lien Term Loan, LIBOR+3.50% cash due 7/13/2023 (4)	5.90%		3,979,540	3,963,610	3,981,609
				4,940,320	4,967,002
UOS, LLC		Trading companies & distributors
First Lien Term Loan, LIBOR+5.50% cash due 4/18/2023 (4)(10)	7.83%		2,977,215	3,000,145	2,995,823
				3,000,145	2,995,823
Veritas US Inc.		Application software
First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023 (4)(10)	6.90%		4,326,215	4,093,966	3,950,396
				4,093,966	3,950,396
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025 (4)(10)	6.90%		3,390,882	3,371,450	3,399,902
				3,371,450	3,399,902
WeddingWire, Inc.		Interactive media & services
First Lien Term Loan, LIBOR+4.50% cash due 12/19/2025 (4)	6.90%		2,985,000	2,971,066	2,996,194
				2,971,066	2,996,194
WideOpenWest Finance, LLC		Cable & satellite
First Lien Term Loan, LIBOR+3.25% cash due 8/18/2023 (4)(9)(10)	5.65%		4,974,684	4,821,033	4,872,703
				4,821,033	4,872,703
WP CPP Holdings, LLC		Aerospace & defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025 (4)(10)	6.34%		3,979,950	3,954,237	3,979,950
				3,954,237	3,979,950
Zillow Group, Inc.		Interactive media & services
Fixed Rate Bond, 1.50% cash due 7/1/2023 (9)			497,000	469,817	490,394
Fixed Rate Bond, 2.00% cash due 12/1/2021 (9)			834,000	855,236	945,871
				1,325,053	1,436,265
Total Non-Control/Non-Affiliate Investments (197.1% of net assets)				$204,214,944	$205,960,405
Cash and Cash Equivalents (6.7% of net assets)				$6,981,822	$6,981,822
Total Portfolio Investments, Cash and Cash Equivalents (203.8% of net assets)				$211,196,766	$212,942,227

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$2,819,767	€2,475,000	8/15/2019	Bank of New York Mellon	$(8,644)

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2019
(unaudited)

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

(4)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate based rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of June 30, 2019, the reference rates for our variable rate loans were the 30-day LIBOR at 2.40%, 60-day LIBOR at 2.35%, the 90-day LIBOR at 2.33% and the 180-day EURIBOR at (0.30)%.

(5)	"€" signifies the investment is denominated in Euros. All other investments are denominated in U.S. dollars.

(6)
Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the Investment Company Act of 1940, as amended (the "Investment Company Act"), as investments in companies in which the Company owns more than 25% of the voting securities and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.

(7)
As of June 30, 2019, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.

(8)
Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

(9)
Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2019, qualifying assets represented 81.8% of the Company's total assets and non-qualifying assets represented 18.2% of the Company's total assets.

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

The Company was formed on April 30, 2018 as a Delaware corporation and is externally managed by Oaktree Capital Management, L.P. (the "Adviser"). The Company conducts private offerings (each, a “Private Offering”) of its common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing of a Private Offering, each investor participating in that closing makes a capital commitment (each, a “Capital Commitment”) to purchase the Company's Common Stock pursuant to a subscription agreement entered into with the Company in connection with its Capital Commitment ("Subscription Agreement"). Investors are required to fund drawdowns to purchase the Company's Common Stock up to the amount of their respective Capital Commitments on an as-needed basis. On July 23, 2018, the Company was initially capitalized with a $1,000 investment by the Adviser. The initial closing of a Private Offering occurred on August 6, 2018 (the "Initial Closing"). The Company's operations commenced on August 6, 2018, and loan origination and investment activities commenced shortly after the Initial Closing. As of June 30, 2019, the Company received $337,683,996 in Capital Commitments from investors in connection with Private Offerings.

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
Consolidation:
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, OSI 2 AB Blocker LLC and OSI 2 Senior Lending SPV, LLC. OSI 2 AB Blocker LLC and OSI 2 Senior Lending SPV, LLC are wholly-owned and, as such, consolidated into the consolidated financial statements. The assets of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of the Company. As an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements but rather are included on the Consolidated Statements of Assets and Liabilities as investments at fair value.

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company may structure exit fees across certain of its portfolio investments to be received upon the future exit of those investments. These fees are typically paid to the Company upon the earliest to occur of (i) a sale of the borrower or substantially all of its assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. These fees are included in net investment income over the life of the loan.
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
Organization and Offering Expenses:
Costs incurred to organize the Company are expensed as incurred. For the three and nine months ended June 30, 2019, the Company incurred organizational costs of $0 and $56,921, respectively.
Offering costs incurred in connection with Private Offerings are recognized as a deferred cost and amortized on a straight line basis over twelve months beginning on August 6, 2018 (commencement of operations). For the three and nine months ended June 30, 2019, the Company incurred additional offering costs of $1,911 and $122,903, respectively and amortized $199,384 and $561,757 of deferred offering costs, respectively.
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
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each taxable year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a taxable year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next taxable year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company incurred a U.S. federal excise tax of $14,515 for calendar year 2018.

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

Note 3. Portfolio Investments
Portfolio Composition
 As of June 30, 2019, the fair value of the Company's investment portfolio was $206.0 million and was comprised of investments in 58 portfolio companies. As of September 30, 2018, the fair value of the Company's investment portfolio was $25.2 million and was comprised of investments in 16 portfolio companies.
As of June 30, 2019 and September 30, 2018, the Company's investment portfolio consisted of the following:

	June 30, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$194,885,604	95.43%	$21,868,595	87.44%
Subordinated debt	8,686,627	4.25%	3,141,284	12.56%
Common equity & warrants	642,713	0.32%	—	—%
Total	$204,214,944	100.00%	$25,009,879	100.00%

	June 30, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$196,083,221	95.20%	187.69%	$22,058,366	87.42%	72.63%
Subordinated debt	8,981,468	4.36%	8.60%	3,174,240	12.58%	10.45%
Common equity & warrants	895,716	0.44%	0.86%	—	—%	—%
Total	$205,960,405	100.00%	197.15%	$25,232,606	100.00%	83.08%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's debt investments as of June 30, 2019 and September 30, 2018 by floating rates and fixed rates was as follows:

	June 30, 2019		September 30, 2018
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$186,052,771	90.73%	$22,058,366	87.42%
Fixed rate	19,011,918	9.27%	3,174,240	12.58%
Total	$205,064,689	100.00%	$25,232,606	100.00%

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

	June 30, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
United States	$191,400,001	93.72%	$19,289,006	77.13%
Iceland	3,925,277	1.92%	—	—%
Canada	2,866,846	1.40%	1,470,123	5.88%
Luxembourg	2,862,090	1.40%	3,562,467	14.24%
United Kingdom	1,712,146	0.84%	688,283	2.75%
France	1,232,079	0.60%	—	—%
Denmark	216,505	0.12%	—	—%
Total	$204,214,944	100.00%	$25,009,879	100.00%

	June 30, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$192,733,210	93.57%	184.48%	$19,459,150	77.11%	64.07%
Iceland	4,340,000	2.11%	4.15%	—	—%	—%
Canada	2,879,934	1.40%	2.76%	1,470,000	5.83%	4.84%
Luxembourg	2,794,800	1.36%	2.68%	3,602,441	14.28%	11.86%
United Kingdom	1,723,950	0.84%	1.65%	701,015	2.78%	2.31%
France	1,263,709	0.61%	1.21%	—	—%	—%
Denmark	224,802	0.11%	0.22%	—	—%	—%
Total	$205,960,405	100.00%	197.15%	$25,232,606	100.00%	83.08%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of June 30, 2019 and September 30, 2018 was as follows:

	June 30, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Application software	$47,340,269	23.19%	$1,382,025	5.53%
Biotechnology	15,584,108	7.63%	1,287,000	5.15%
Internet services & infrastructure	10,984,091	5.38%	252,625	1.01%
Healthcare services	10,971,986	5.37%	—	—%
Systems software	10,840,490	5.31%	—	—%
Pharmaceuticals	9,558,030	4.68%	4,362,090	17.44%
Real estate services	8,866,979	4.34%	—	—%
Oil & gas refining & marketing	7,920,000	3.88%	—	—%
IT consulting & other services	7,674,046	3.76%	—	—%
Interactive media & services	7,569,096	3.71%	—	—%
Diversified support services	6,964,110	3.41%	1,970,000	7.88%
Aerospace & defense	6,950,507	3.40%	1,484,303	5.93%
Auto parts & equipment	5,975,000	2.93%	1,000,000	4.00%
Research & consulting services	5,000,000	2.45%	—	—%
Healthcare equipment	4,950,000	2.42%	—	—%
Cable & satellite	4,821,033	2.36%	—	—%
Managed healthcare	3,957,278	1.94%	3,970,329	15.88%
Insurance brokers	3,910,258	1.91%	—	—%
Integrated telecommunication services	3,823,247	1.87%	700,377	2.80%
Healthcare technology	3,371,450	1.65%	1,488,750	5.95%
Trading companies & distributors	3,000,145	1.47%	—	—%
Financial exchanges & data	2,464,274	1.21%	—	—%
Publishing	1,965,150	0.96%	1,980,000	7.92%
Household products	1,904,275	0.93%	—	—%
Metal & glass containers	1,478,489	0.72%	1,488,884	5.95%
Industrial machinery	1,397,273	0.68%	1,485,091	5.93%
Construction & engineering	1,021,602	0.50%	—	—%
Healthcare distributors	1,016,302	0.50%	—	—%
Food retail	962,571	0.47%	1,470,123	5.88%
Oil & gas equipment & services	851,129	0.42%	—	—%
Oil & gas exploration & production	690,544	0.34%	688,282	2.75%
Specialized finance	431,212	0.21%	—	—%
Total	$204,214,944	100.00%	$25,009,879	100.00%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application software	$47,513,478	23.07%	45.47%	$1,381,764	5.48%	4.55%
Biotechnology	16,599,902	8.06%	15.89%	1,295,938	5.14%	4.27%
Healthcare services	11,007,099	5.34%	10.54%	—	—%	—%
Internet services & infrastructure	11,001,445	5.34%	10.53%	260,015	1.03%	0.86%
Systems software	10,623,983	5.16%	10.17%	—	—%	—%
Pharmaceuticals	9,530,739	4.63%	9.12%	4,389,231	17.38%	14.45%
Real estate services	8,910,000	4.33%	8.53%	—	—%	—%
Oil & gas refining & marketing	8,017,520	3.89%	7.67%	—	—%	—%
Interactive media & services	7,735,122	3.76%	7.40%	—	—%	—%
IT consulting & other services	7,610,925	3.70%	7.29%	—	—%	—%
Aerospace & defense	6,996,555	3.40%	6.70%	1,474,390	5.84%	4.85%
Diversified support services	6,975,076	3.39%	6.68%	2,007,500	7.96%	6.61%
Auto parts & equipment	5,814,850	2.82%	5.57%	1,002,710	3.97%	3.30%
Research & consulting services	5,300,000	2.57%	5.07%	—	—%	—%
Healthcare equipment	5,021,875	2.44%	4.81%	—	—%	—%
Cable & satellite	4,872,703	2.37%	4.66%	—	—%	—%
Managed healthcare	3,976,400	1.93%	3.81%	3,992,500	15.82%	13.15%
Insurance brokers	3,887,407	1.89%	3.72%	—	—%	—%
Integrated telecommunication services	3,849,268	1.87%	3.68%	713,210	2.83%	2.35%
Healthcare technology	3,399,902	1.65%	3.25%	1,515,315	6.01%	4.99%
Trading companies & distributors	2,995,823	1.45%	2.87%	—	—%	—%
Financial exchanges & data	2,452,132	1.19%	2.35%	—	—%	—%
Publishing	1,991,213	0.97%	1.91%	2,022,500	8.02%	6.66%
Household products	1,891,250	0.92%	1.81%	—	—%	—%
Metal & glass containers	1,470,150	0.71%	1.41%	1,514,018	6.00%	4.98%
Industrial machinery	1,380,983	0.67%	1.32%	1,492,500	5.91%	4.91%
Healthcare distributors	1,117,500	0.54%	1.07%	—	—%	—%
Construction & engineering	1,016,250	0.49%	0.97%	—	—%	—%
Food retail	988,684	0.48%	0.95%	1,470,000	5.83%	4.84%
Oil & Gas equipment & services	873,259	0.42%	0.84%	—	—%	—%
Oil & gas exploration & production	707,700	0.34%	0.68%	701,015	2.78%	2.31%
Specialized finance	431,212	0.21%	0.41%	—	—%	—%
Total	$205,960,405	100.00%	197.15%	$25,232,606	100.00%	83.08%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of June 30, 2019 on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$143,040,588	$53,042,633	$196,083,221
Subordinated debt	—	7,320,304	1,661,164	8,981,468
Common equity & warrants	—	—	895,716	895,716
Total investments at fair value	—	150,360,892	55,599,513	205,960,405
Derivative liability	—	8,644	—	8,644
Total liabilities at fair value	$—	$8,644	$—	$8,644
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
The following table provides a roll-forward of the changes in fair value from March 31, 2019 to June 30, 2019, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Three months ended June 30, 2019
	Senior Secured Debt	Subordinated Debt	Common Equity & Warrants	Total
Fair value as of March 31, 2019	$40,983,118	$1,604,857	$1,506,540	$44,094,515
New investments	16,356,182	—	—	16,356,182
Redemptions/repayments/sales	(2,053,667)	(5,145)	—	(2,058,812)
Transfers out (a)	(2,694,840)	—	—	(2,694,840)
Accretion of OID	141,374	44,762	—	186,136
Net unrealized appreciation (depreciation)	310,466	16,690	(610,824)	(283,668)
Fair value as of June 30, 2019	$53,042,633	$1,661,164	$895,716	$55,599,513
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at June 30, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2019	$338,298	$16,690	$(610,824)	$(255,836)

(a) There was a transfer out of Level 3 to Level 2 for an investment during the three months ended June 30, 2019 as a result of a change in the number of market quotes available and/or a change in market liquidity.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in fair value from September 30, 2018 to June 30, 2019, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Nine months ended June 30, 2019
	Senior Secured Debt	Subordinated Debt	Common Equity & Warrants	Total
Fair value as of September 30, 2018	$11,655,202	$1,500,000	$—	$13,155,202
New investments	43,511,251	—	642,713	44,153,964
Redemptions/repayments/sales	(2,718,500)	(9,836)	—	(2,728,336)
Transfers in (a)	1,514,018	—	—	1,514,018
Transfers out (a)	(2,022,500)	—	—	(2,022,500)
Capitalized PIK interest income	65,740	—	—	65,740
Accretion of OID	247,134	144,166	—	391,300
Net unrealized appreciation (depreciation)	790,288	26,834	253,003	1,070,125
Fair value as of June 30, 2019	$53,042,633	$1,661,164	$895,716	$55,599,513
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at June 30, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2019	$790,288	$26,834	$253,003	$1,070,125

(a) There were transfers in/out of Level 3 from/to Level 2 for certain investments during the nine months ended June 30, 2019 as a result of a change in the number of market quotes available and/or a change in market liquidity.

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of June 30, 2019:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average (a)
Senior secured debt	$32,662,608	Market yield technique	Market yield	(b)	8.0%	15.0%	11.3%
	20,380,025	Broker quotations	Broker quoted price	(c)	N/A	N/A	N/A
Subordinated debt	1,661,164	Market yield technique	Market yield	(b)	13.0%	15.0%	14.0%
Common equity & warrants	895,716	Enterprise value technique	Asset multiple	(d)	0.7x	0.9x	0.8x
Total	$55,599,513
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
(d) Used when market participant would use such multiples when pricing the investment.

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
Under the enterprise value technique, the significant unobservable input used in the fair value measurement of the Company's investments is the earnings before interest, taxes, depreciation and amortization ("EBITDA"), revenue or asset multiple, as applicable. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.

Note 4. Fee Income
For the three and nine months ended June 30, 2019, the Company recorded total fee income of $103,158 and $367,836, respectively, of which $9,665 and $29,842, respectively, was recurring in nature.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three and nine months ended June 30, 2019:

	Three months ended June 30, 2019	Nine months ended June 30, 2019
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$1,518,572	$3,630,981
Weighted average common shares outstanding	4,537,886	3,534,991
Earnings (loss) per common share — basic and diluted	$0.33	$1.03

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Net Assets
The following table presents the changes in net assets for the three and nine months ended June 30, 2019:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2018	1,541,738	$1,542	$30,833,227	$(462,452)	$30,372,317
Net investment income	—	—	—	274,523	274,523
Net unrealized appreciation (depreciation)	—	—	—	(963,085)	(963,085)
Net realized gains (losses)	—	—	—	9,469	9,469
Issuance of common stock	1,850,162	1,850	36,700,180	—	36,702,030
Balance at December 31, 2018	3,391,900	3,392	67,533,407	(1,141,545)	66,395,254
Net investment income	—	—	—	296,143	296,143
Net unrealized appreciation (depreciation)	—	—	—	2,412,574	2,412,574
Net realized gains (losses)	—	—	—	82,785	82,785
Balance at March 31, 2019	3,391,900	$3,392	$67,533,407	$1,649,957	$69,186,756
Net investment income	—	—	—	1,383,946	1,383,946
Net unrealized appreciation (depreciation)	—	—	—	77,223	77,223
Net realized gains (losses)	—	—	—	57,403	57,403
Issuance of common stock	1,655,314	1,655	33,766,745	—	33,768,400
Balance at June 30, 2019	5,047,214	$5,047	$101,300,152	$3,168,529	$104,473,728
Capital Activity
Through June 30, 2019, the Company received $337,683,996 in Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser. As of June 30, 2019, the Company completed drawdowns of $101,305,199, or 30.0%, of such Capital Commitments.
The Company has the authority to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for the Company’s Common Stock through June 30, 2019:

	Shares Issued	Price per Share	Proceeds
August 6, 2018 (1)	770,869	$20.00	$15,417,385
September 17, 2018	770,869	20.00	15,417,384
October 29, 2018	1,060,964	19.85	21,060,130
November 15, 2018	789,198	19.82	15,641,900
April 29, 2019	1,655,314	20.40	33,768,400
Total	5,047,214		$101,305,199
__________________

(1)	Includes 50 shares issued to one or more affiliates of the Adviser on July 23, 2018.

Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The Company is required to distribute dividends each taxable year to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such net realized capital gains for investment. There were no distributions paid during the nine months ended June 30, 2019.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Borrowings
On October 16, 2018, the Company entered into a revolving credit agreement (the “Credit Agreement”) between the Company, as borrower, and City National Bank (“CNB”), as lender. As of June 30, 2019, the Credit Agreement provides for a senior secured revolving credit facility (the “Credit Facility”) of up to $120 million (the “Maximum Commitment”) in aggregate principal amount, subject to (i) the lesser of a percentage of unfunded commitments from certain classes of eligible investors in the Company and (ii) the Maximum Commitment. The maturity date of the Credit Facility is October 15, 2020. Borrowings under the Credit Facility bear interest at a rate equal to (a) the LIBOR for the selected period plus 1.65% for LIBOR loans or (b) the prime rate of CNB minus 0.25% for prime rate loans. There is a non-usage fee of 25 basis points per year on the unused portion of the Credit Facility, payable quarterly.
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
As of June 30, 2019, the Company had $98.0 million outstanding under the Credit Facility. The Company’s borrowings under the Credit Facility bore interest at a weighted average interest rate of 4.11% for the nine months ended June 30, 2019. For the three and nine months ended June 30, 2019, the Company recorded interest expense (including financing costs) of $1,008,482 and $1,595,637, respectively, related to the Credit Facility.

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
Listed below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three and nine months ended June 30, 2019:

	Three months ended June 30, 2019	Nine months ended June 30, 2019
Net increase (decrease) in net assets resulting from operations	$1,518,572	$3,630,981
Net unrealized (appreciation) depreciation	(77,223)	(1,526,712)
Book/tax differences due to capital gains incentive fee	26,925	335,273
Book/tax difference due to organizational and deferred offering costs	191,782	595,872
Other book/tax differences	14,515	23,872
Taxable income (1)	$1,674,571	$3,059,286

__________________

(1)
The Company's taxable income for the three and nine months ended June 30, 2019 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2019. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2018, the Company's tax year end, the components of accumulated undistributed losses on a tax basis were as follows:

Undistributed ordinary loss, net	$(189,507)
Net realized capital losses	—
Unrealized losses, net	$(272,945)
As a RIC, the Company is also subject to a U.S. federal excise tax based on distribution requirements of its taxable income on a calendar year basis. The Company anticipates timely distribution of its taxable income in accordance with tax rules. The Company

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incurred a U.S. federal excise tax of $14,515 for calendar year 2018, which has been recognized on the Company's Consolidated Statement of Operations for the nine months ended June 30, 2019.
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
For purposes of calculating the Management Fee, the Gross Asset Value is determined by the Company’s board of directors (including any committee thereof). Until (a) the 12-month anniversary of the Initial Closing or (b) the completion of a Qualified Listing, whichever occurs first, the Management Fee for each quarter is calculated based on the Company’s average Gross Asset Value at the end of each month during such calendar quarter (prior to taking into account any Incentive Fee); provided, that the Management Fee for the Company’s first calendar quarter is calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). Following (a) the 12-month anniversary of the Initial Closing or (b) the completion of a Qualified Listing, whichever occurs first, the Management Fee for each quarter will be calculated based on the Company’s average Gross Asset Value at the end of such quarter and at the end of the preceding quarter (in each case, prior to taking into account any Incentive Fee); provided, that the Management Fee for the calendar quarter in which the Company consummates a Qualified Listing will be calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). For the three and nine months ended June 30, 2019, base management fees were $474,567 and $927,786, respectively.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The foregoing calculations will be appropriately prorated for any period of less than three months and adjusted for any issuances or repurchases of Common Stock during a quarter. For the three and nine months ended June 30, 2019, Investment Income Incentive Fees were $352,680.
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
Although the Capital Gains Incentive Fee due to the Adviser will not be payable until it is contractually due based on the Investment Advisory Agreement, the Company will accrue this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 20% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended June 30, 2019, the Company accrued $26,925 of Capital Gains Incentive Fee, and for the nine months ended

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019, the Company accrued $335,273 of Capital Gains Incentive Fee. As of June 30, 2019, there was $377,295 of Capital Gains Incentive Fee accrued on a cumulative basis.
As of June 30, 2019, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $1,204,541 reflecting the unpaid portion of the base management fee and incentive fee payable to the Adviser. As of September 30, 2018, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $81,747 reflecting the unpaid portion of the base management fee and incentive fee payable to the Adviser.
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
For the three and nine months ended June 30, 2019, the Company incurred $117,695 and $495,700, respectively, of expenses under the Administration Agreement. As of June 30, 2019, $614,172 was included in “Due to affiliates” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses. As of September 30, 2018, $1,114,484 was included in “Due to affiliates” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses, including deferred offering costs, payable to the Administrator.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Financial Highlights

	Three months ended June 30, 2019	Nine months ended June 30, 2019
Net asset value at beginning of period	$20.40	$19.70
Net investment income (1)	0.30	0.55
Net realized gains (losses) (1)	0.01	0.04
Net unrealized appreciation (depreciation) (2)	(0.01)	0.32
Effect of offering price of drawdowns (3)	—	0.09
Net asset value at end of period	$20.70	$20.70
Total return (4)	1.47%	5.08%
Common stock outstanding at beginning of period	3,391,900	1,541,738
Common stock outstanding at end of period	5,047,214	5,047,214
Net assets at beginning of period	$69,186,756	$30,372,317
Net assets at end of period	$104,473,728	$104,473,728
Average net assets (5)	$93,332,509	$71,210,554
Ratio of net investment income to average net assets (6)	1.48%	2.74%
Ratio of total expenses to average net assets (6)	2.80%	7.58%
Ratio of portfolio turnover to average investments at fair value (6)	4.75%	12.76%
Weighted average outstanding debt	$87,280,220	$40,602,564
Average debt per share (1)	$19.23	$11.49
Asset coverage ratio (7)	206.61%	206.61%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	The amount shown does not correspond with the net unrealized appreciation (depreciation) for the period as it includes the effect of the timing of equity issuances.
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

(5)	Calculated based upon the weighted average net assets for the period.
(6)	Financial results for the three and nine months ended June 30, 2019 have not been annualized for purposes of this ratio.
(7)	Based on outstanding senior securities of $98.0 million as of June 30, 2019.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As of June 30, 2019, off-balance sheet arrangements consisted of $7,774,559 of unfunded commitments to provide debt financing. As of September 30, 2018, off-balance sheet arrangements consisted of $88,235 of unfunded commitments to provide debt financing. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

	June 30, 2019	September 30, 2018
Assembled Brands Capital LLC	$4,062,881	$—
Sorrento Therapeutics, Inc.	2,400,000	—
Mindbody, Inc.	761,905	—
Apptio, Inc.	461,538	—
iCIMs, Inc.	88,235	88,235
	$7,774,559	$88,235

Note 12. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of June 30, 2019, the counterparty to these forward currency contracts was Bank of New York Mellon. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statement of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2019.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$2,819,767	€2,475,000	8/15/2019	$—	$8,644	Derivative liability

Note 13. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three and nine months ended June 30, 2019, except as discussed below.
Citibank Credit Facility
On July 26, 2019 (the “Closing Date”), the Company and OSI 2 Senior Lending SPV, LLC (“OSI 2 SPV”), a wholly-owned and consolidated subsidiary of the Company, entered into a loan and security agreement (the “Loan Agreement”) with the lenders from time to time party thereto and the other parties referenced below. Under the terms of the Loan Agreement, the Company serves as the collateral manager and seller and OSI 2 SPV serves as borrower with Citibank, N.A., as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent.
The Loan Agreement provides for a senior secured revolving credit facility (the “SPV Facility”) of up to $100 million (the “Maximum Commitment”) in aggregate principal amount, subject to the lesser of (i) the borrowing base, which is an amount based on advance rates that vary depending on the class of assets and the value assigned to such assets under the Loan Agreement and (ii) the Maximum Commitment. The SPV Facility has a three year reinvestment period (the “Reinvestment Period”) during which advances may be made and matures five years from the Closing Date. Following the Reinvestment Period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the SPV Facility bear interest payable quarterly at a rate per year equal to

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) in the case of a lender that is identified as a conduit lender under the Loan Agreement, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) the London Interbank Offered Rate for a three month maturity (“LIBOR”) and (b) for all other lenders under the SPV Facility, LIBOR, plus, in each case, an applicable spread. During the Reinvestment Period, the applicable spread is the greater of (i) a weighted average rate of (x) 1.65% per year for broadly syndicated loans and (y) 2.25% per year for all other eligible loans and (ii) 1.85%. After the Reinvestment Period, the applicable spread is 3.00% per year. There is also a non-usage fee of (i) 0.40% per year for the first six months following the Closing Date (the “Ramp-Up Period”) and (ii) 0.50% per year thereafter, in each case, on the unused portion of the SPV Facility, payable quarterly; provided that if after the Ramp-Up Period the unused portion of the SPV Facility is greater than 30% of the commitments under the SPV Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the SPV Facility.
The SPV Facility is secured by a first priority security interest in substantially all of OSI 2 SPV’s assets.
As part of the SPV Facility, OSI 2 SPV will be subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by OSI 2 SPV including, but not limited to, restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The SPV Facility also contains certain requirements relating to interest coverage, collateral quality and portfolio performance, certain violations of which could result in the acceleration of the amounts due under the SPV Facility.
Under the SPV Facility, the Company and OSI 2 SPV, as applicable, have made customary representations and warranties, and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities.
OSI 2 SPV’s borrowings are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.
Distribution Declaration
On August 8, 2019, the Company's Board of Directors declared a quarterly distribution of $0.47 per share, payable in cash on August 29, 2019, to the Company's stockholders of record as of the close of business on August 15, 2019. Additionally, the Company's Board of Directors declared a quarterly distribution not to exceed $2.5 million, payable in cash on November 21, 2019 in an amount per share based on the outstanding number of shares held by the Company's stockholders of record on the close of business on November 7, 2019.

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
We conduct Private Offerings of shares of our Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act. At each Closing of a Private Offering, each investor participating in that closing makes a Capital Commitment to purchase our Common Stock pursuant to a Subscription Agreement entered into with us in connection with its Capital Commitment. Investors are required to fund drawdowns to purchase our Common Stock up to the amount of their respective Capital Commitments on an as-needed basis. The Initial Closing occurred on August 6, 2018. Loan origination and investment activities commenced shortly after the Initial Closing. As of June 30, 2019, we received $337,683,996 in Capital Commitments from investors in connection with Private Offerings.
We commenced our loan origination and investment activities shortly after the Initial Closing. The proceeds from the Initial Closing provided us with the necessary seed capital to commence operations. As of June 30, 2019, we completed drawdowns of

$101,305,199, or 30.0%, on Capital Commitments. As of June 30, 2019, we held $205,960,405 of investments at fair value, up from $25,232,606 held at September 30, 2018, primarily consisting of net proceeds from Private Offerings and net borrowings under our credit facility.
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
As of June 30, 2019, 90.7% of our debt investment portfolio (at fair value) and 91.2% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the London Interbank Offered Rate, or LIBOR, and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option.  In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it remains unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.  If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate and may also need to renegotiate the terms of our credit facilities.
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
If the Brookfield Transaction is consummated, OCG’s current management will maintain actual control of the management of OCG for an initial period of up to seven years following the closing of the Brookfield Transaction (or less if certain other conditions are triggered). Following the conclusion of this initial period, Brookfield will have the right to assume control of OCG. Our Adviser has informed our Board of Directors that it does not believe the consummation of the Brookfield Transaction would be deemed an ‘‘assignment’’ of the Investment Advisory Agreement under the Investment Company Act, although such a determination is inherently uncertain. In accordance with the Investment Company Act, however, the Investment Advisory Agreement automatically terminates upon its assignment. To prevent any potential disruption in our Adviser’s ability to provide services to us once an assignment is deemed to occur, whether as a result of the consummation of the Brookfield Transaction or as a result of Brookfield exercising actual control over OCG, we filed a proxy statement with the SEC on June 7, 2019, and will convene a special meeting seeking stockholder approval of a new investment advisory agreement between us and our Adviser, which agreement was approved by our Board of Directors at an in-person meeting on May 9, 2019. All material terms will remain unchanged from the Investment Advisory Agreement in effect as of May 9, 2019. The consummation of the Brookfield Transaction is currently expected to occur in the third quarter of 2019 and is subject to customary closing conditions, including receipt of approval for the transaction from OCG’s stockholders, as well as the receipt of required regulatory approvals.

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
Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2019, there were no investments on which we had stopped accruing cash interest and/or PIK interest or OID income.
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
We have also structured exit fees across certain of our portfolio investments to be received upon the future exit of those investments. Exit fees are payable upon the exit of a debt security. These fees are to be paid to us upon the sooner to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. These fees are included in net investment income over the life of the loan.
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
Portfolio Composition
As of June 30, 2019, the fair value of our investment portfolio was $206.0 million and was comprised of investments in 58 portfolio companies. As of September 30, 2018, the fair value of our investment portfolio was $25.2 million and was comprised of investments in 16 portfolio companies.
As of June 30, 2019 and September 30, 2018, our investment portfolio consisted of the following:

	June 30, 2019	September 30, 2018
Cost:
Senior secured debt	$194,885,604	$21,868,595
Subordinated debt	8,686,627	3,141,284
Common equity & warrants	642,713	—
Total	$204,214,944	$25,009,879

	June 30, 2019	September 30, 2018
Fair Value:
Senior secured debt	$196,083,221	$22,058,366
Subordinated debt	8,981,468	3,174,240
Common equity & warrants	895,716	—
Total	$205,960,405	$25,232,606

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	June 30, 2019	September 30, 2018
Fair Value:
Application software	23.07%	5.48%
Biotechnology	8.06%	5.14%
Healthcare services	5.34%	—%
Internet services & infrastructure	5.34%	1.03%
Systems software	5.16%	—%
Pharmaceuticals	4.63%	17.38%
Real estate services	4.33%	—%
Oil & gas refining & marketing	3.89%	—%
Interactive media & services	3.76%	—%
IT consulting & other services	3.70%	—%
Aerospace & defense	3.40%	5.84%
Diversified support services	3.39%	7.96%
Auto parts & equipment	2.82%	3.97%
Research & consulting services	2.57%	—%
Healthcare equipment	2.44%	—%
Cable & satellite	2.37%	—%
Managed healthcare	1.93%	15.82%
Insurance brokers	1.89%	—%
Integrated telecommunication services	1.87%	2.83%
Healthcare technology	1.65%	6.01%
Trading companies & distributors	1.45%	—%
Financial exchanges & data	1.19%	—%
Publishing	0.97%	8.02%
Household products	0.92%	—%
Metal & glass containers	0.71%	6.00%
Industrial machinery	0.67%	5.91%
Healthcare distributors	0.54%	—%
Construction & engineering	0.49%	—%
Food retail	0.48%	5.83%
Oil & Gas equipment & services	0.42%	—%
Oil & gas exploration & production	0.34%	2.78%
Specialized finance	0.21%	—%
Total	100.00%	100.00%

The table below describes investments by geographic composition at fair value as a percentage of total investments:

	June 30, 2019	September 30, 2018
Fair Value:
United States	93.57%	77.11%
Iceland	2.11%	—%
Canada	1.40%	5.83%
Luxembourg	1.36%	14.28%
United Kingdom	0.84%	2.78%
France	0.61%	—%
Denmark	0.11%	—%
Total	100.00%	100.00%

See the Schedule of Investments as of June 30, 2019 in our consolidated financial statements in Part I, Item 1, of this Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
For the Three and Nine Months Ended June 30, 2019
Investment Income
Total investment income for the three months ended June 30, 2019 was $3,999,551 and consisted of $3,896,393 of interest income primarily from portfolio investments and $103,158 of fee income. Total investment income for the nine months ended June 30, 2019 was $7,365,457 and consisted of $6,997,621 of interest income primarily from portfolio investments and $367,836 of fee income. Based on fair value as of June 30, 2019, the weighted average yield on our debt investments was 7.6%.
Expenses
Total expenses for the three and nine months ended June 30, 2019 were $2,610,447 and $5,396,330, respectively. These amounts consisted of the following:

	Three months ended June 30, 2019	Nine months ended June 30, 2019
Expenses:
Base management fee	$474,567	$927,786
Investment income incentive fee	352,680	352,680
Capital gains incentive fee	26,925	335,273
Offering costs	199,384	561,757
Organization expenses	—	56,921
Professional fees	238,916	622,685
Directors fees	26,250	78,750
Interest expense	1,008,482	1,595,637
Administrator expense	87,978	300,075
General and administrative expenses	195,265	564,766
Total expenses	$2,610,447	$5,396,330
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation on investments was $77,223 for the three months ended June 30, 2019.
Net unrealized appreciation on investments was $1,526,712 for the nine months ended June 30, 2019, and was primarily driven by unrealized appreciation on three investments.
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
For the nine months ended June 30, 2019, we experienced a net decrease in cash and cash equivalents of $3,149,446. During that period, $171,010,122 of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by cash proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $167,815,406, primarily consisting of $70,510,430 of net proceeds from Private Offerings and $98,000,000 of net borrowings under our credit facility.
As of June 30, 2019, we had $6,981,822 of cash and cash equivalents, portfolio investments (at fair value) of $205,960,405, $1,223,513 of interest receivable, $8,985,962 of net payables from unsettled transactions and unfunded commitments of $7,774,559.
As of September 30, 2018, we had $10,131,268 of cash and cash equivalents, portfolio investments (at fair value) of $25,232,606, $87,979 of interest receivable, $4,334,741 of net payables from unsettled transactions and unfunded commitments of $88,235.
Equity Activity
Through June 30, 2019, we received $337,683,996 in Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser. As of June 30, 2019, we completed drawdowns of $101,305,199, or 30.0%, of such Capital Commitments.
We have the authority under our organizational documents to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for our Common Stock through June 30, 2019:

	Shares Issued	Price per Share	Proceeds
August 6, 2018 (1)	770,869	$20.00	$15,417,385
September 17, 2018	770,869	20.00	15,417,384
October 29, 2018	1,060,964	19.85	21,060,130
November 15, 2018	789,198	19.82	15,641,900
April 29, 2019	1,655,314	20.40	33,768,400
Total	5,047,214		$101,305,199
__________________

(1)	Includes 50 shares issued to one or more affiliates of the Adviser on July 23, 2018.
Leverage
On July 9, 2018, our sole stockholder approved our becoming subject to a minimum asset coverage ratio of 150% as set forth in Section 61(a)(2) of the Investment Company Act. As a result of this approval, we are permitted to borrow amounts so long as our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2019, our asset coverage ratio, as defined in the Investment Company Act, was 206.6%, and aggregate outstanding principal amount of indebtedness was $98.0 million.
On October 16, 2018, we entered into the Credit Agreement between us, as borrower, and CNB, as lender. The Credit Agreement provides for the Credit Facility of up to $120 million, or the Maximum Commitment, in aggregate principal amount, subject to (i) the lesser of a percentage of unfunded commitments from certain classes of eligible investors in the Company and (ii) the Maximum Commitment. The maturity date of the Credit Facility is October 15, 2020. Borrowings under the Credit Facility bear interest at a rate equal to (a) the LIBOR for the selected period plus 1.65% for LIBOR loans or (b) the prime rate of CNB minus 0.25% for prime rate loans. There is a non-usage fee of 25 basis points per year on the unused portion of the Credit Facility, payable quarterly.
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

As of June 30, 2019, we had $98.0 million outstanding under the Credit Facility. Our borrowings under the Credit Facility bore interest at a weighted average interest rate of 4.11% for the nine months ended June 30, 2019. For the three and nine months ended June 30, 2019, we recorded interest expense of $1,008,482 and $1,595,637, respectively, related to the Credit Facility.
As described below under “– Recent Developments”, on July 26, 2019 we and a wholly-owned subsidiary of ours entered into a loan and security agreement providing for up to $100,000,000 of additional collateralized borrowings by our subsidiary.
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
Contractual Obligations

	Payments due by period as of June 30, 2019
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Credit Facility	$98,000,000	$—	$98,000,000	$—	$—
Interest due on Credit Facility	5,182,266	3,999,000	1,183,266	—	—
Total	$103,182,266	$3,999,000	$99,183,266	$—	$—
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2019, off-balance sheet arrangements consisted of $7,774,559 of unfunded commitments to provide debt financing. As of September 30, 2018, off-balance sheet arrangements consisted of $88,235 of unfunded commitments to provide debt financing. Such commitments are subject to the portfolio companies' satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

	June 30, 2019	September 30, 2018
Assembled Brands Capital LLC	$4,062,881	$—
Sorrento Therapeutics, Inc.	2,400,000	—
Mindbody, Inc.	761,905	—
Apptio, Inc.	461,538	—
iCIMs, Inc.	88,235	88,235
	$7,774,559	$88,235
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
During the nine months ended June 30, 2019, no dividends or distributions had been declared or paid by us.
Related Party Transactions
We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator, a wholly-owned subsidiary of the Adviser. The Adviser is a registered investment adviser under the Advisers Act that is partially and indirectly owned by Oaktree Capital Group, LLC.
Recent Developments
Citibank Credit Facility
On July 26, 2019, we and OSI 2 SPV, a wholly-owned and consolidated subsidiary of us, entered into the Loan Agreement with the lenders from time to time party thereto and the other parties referenced below. Under the terms of the Loan Agreement, we serve as the collateral manager and seller and OSI 2 SPV serves as borrower with Citibank, N.A., as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent.
The Loan Agreement provides for a senior secured revolving credit facility of up to $100 million in aggregate principal amount, subject to the lesser of (i) the borrowing base, which is an amount based on advance rates that vary depending on the class of assets and the value assigned to such assets under the Loan Agreement and (ii) the Maximum Commitment. The SPV Facility has a three year reinvestment period during which advances may be made and matures five years from the Closing Date. Following the Reinvestment Period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the SPV Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender under the Loan Agreement, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) the London Interbank Offered Rate for a three month maturity LIBOR and (b) for all other lenders under the SPV Facility, LIBOR, plus, in each case, an applicable spread. During the Reinvestment Period, the applicable spread is the greater of (i) a weighted average rate of (x) 1.65% per year for broadly syndicated loans and (y) 2.25% per year for all other eligible loans and (ii) 1.85%. After the Reinvestment Period, the applicable spread is 3.00% per year. There is also a non-usage fee of (i) 0.40% per year for the first six months following the Closing Date (the “Ramp-Up Period”) and (ii) 0.50% per year thereafter, in each case, on the unused portion of the SPV Facility, payable quarterly; provided that if after the Ramp-Up Period the unused portion of the SPV Facility is greater than 30% of the commitments under the SPV Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the SPV Facility.
The SPV Facility is secured by a first priority security interest in substantially all of OSI 2 SPV’s assets.
As part of the SPV Facility, OSI 2 SPV will be subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by OSI 2 SPV including, but not limited to, restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The SPV Facility also contains certain requirements relating to interest coverage, collateral quality and portfolio performance, certain violations of which could result in the acceleration of the amounts due under the SPV Facility.
Under the SPV Facility, we and OSI 2 SPV, as applicable, have made customary representations and warranties, and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities.
OSI 2 SPV’s borrowings are non-recourse to us but are considered borrowings by us for purposes of complying with the asset coverage requirements under the Investment Company Act.
Distribution Declaration
On August 8, 2019, our Board of Directors declared a quarterly distribution of $0.47 per share, payable in cash on August 29, 2019, to our stockholders of record as of the close of business on August 15, 2019. Additionally, our Board of Directors declared a quarterly distribution not to exceed $2.5 million, payable in cash on November 21, 2019 in an amount per share based on the outstanding number of shares held by our stockholders of record on the close of business on November 7, 2019.

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
As of June 30, 2019, 90.7% of our debt investment portfolio at fair value bore interest at floating rates and had interest rate floors between 0% and 2%.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2019, the following table shows the approximate annualized increase or decrease in net investment income (loss) from hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Interest income	Interest expense	Net increase (decrease)
300	$5,661,550	$(2,940,000)	$2,721,550
200	3,771,124	(1,960,000)	1,811,124
100	1,880,699	(980,000)	900,699

Basis point decrease (1)	Interest income	Interest expense	Net increase (decrease)
100	$(1,830,462)	$980,000	$(850,462)
200	(3,270,531)	1,960,000	(1,310,531)
 __________
(1) The effect of a greater than 200 basis point decrease is limited by interest rate floors on certain investments.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for all floating rate loans is indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our interest-bearing cash and outstanding investments, at principal, and our outstanding borrowings as of June 30, 2019 and September 30, 2018:

	June 30, 2019		September 30, 2018
	Interest Bearing Cash and Investments	Borrowings	Interest Bearing Investments
Money market rate	$6,981,822	$—	$—
LIBOR:
30 day	93,951,431	98,000,000	10,204,227
60 day	—	—	3,000,000
90 day	91,848,939	—	6,000,000
EURIBOR:
30 day	—	—	2,903,750
180 day	3,242,164	—	—
Fixed rate	18,828,163	—	4,096,000
Total	$214,852,519	$98,000,000	$26,203,977

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended June 30, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2018.

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
10.1
Loan and Security Agreement, dated as of July 26, 2019, by and among Oaktree Strategic Income II, Inc., OSI 2 Senior Lending SPV, LLC, each of the lenders from time to time party thereto, Citibank, N.A. and Deutsche Bank Trust Company Americas.*

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
Date: August 13, 2019