Form 10-K
period 2019-09-30
Oaktree Strategic Income II, Inc.
filed 2019-12-18
CIK 1744179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 16, 2019
Common stock, $0.001 par value	8,309,861

As of September 30, 2019, there was no established public market for the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein. The Company expects to hold its 2020 annual meeting of stockholders on March 9, 2020.

OAKTREE STRATEGIC INCOME II, INC.

FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2019

PART I

Item 1.     Business
General
Oaktree Strategic Income II, Inc. (together with its subsidiaries, where applicable, the "Company", which may also be referred to as "we," "us" or "our") is structured as a closed-end investment company focused on lending to small-and medium-sized companies. We have elected to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "Investment Company Act") and have elected to be treated, and to comply with the requirements to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the "Code").
We were formed on April 30, 2018 as a Delaware corporation and are externally managed by Oaktree Capital Management, L.P. (the "Adviser" or "Oaktree"). Oaktree is a subsidiary of Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Oaktree Fund Administration, LLC (the “Administrator”), a subsidiary of our Adviser, provides certain administrative and other services necessary for us to operate.
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
As of September 30, 2019, we received $337,683,996 in Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser. As of September 30, 2019, we completed drawdowns of $168,841,998, or 50.0%, of such Capital Commitments. As of September 30, 2019, the fair value of our investment portfolio was $291.1 million and was comprised of investments in 69 portfolio companies. At fair value, 97.1% of our portfolio consisted of senior secured debt investments as of September 30, 2019. The weighted average annual yield of our debt investments at fair value as of September 30, 2019 was approximately 7.1%.
We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a BDC, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act. On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended Section 61(a) of the Investment Company Act to add a new Section 61(a)(2) that reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements, which we have made, and obtains certain approvals, which we have obtained. Accordingly, we are subject to an asset coverage requirement of 150%. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2019, we had outstanding borrowings of $83.0 million and an asset coverage ratio of 306.8%.
Our Adviser
Our investment activities are managed by our Adviser. Subject to the overall supervision of our board of directors, our Adviser manages our day-to-day operations and provides investment advisory services to us pursuant to the investment advisory agreement (the “Investment Advisory Agreement”) by and between our Adviser and us.
Our Adviser is a Delaware limited partnership registered with the SEC as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Adviser is a leading global investment management firm headquartered in Los Angeles, California, focused on less efficient markets and alternative investments. A number of our Adviser’s senior executives and investment professionals have been investing together for over 33 years and have generated impressive investment performance through multiple market cycles. As of September 30, 2019, our Adviser (together with its affiliates) had approximately $122 billion in assets under management1. Our Adviser emphasizes an opportunistic, value oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high-yield debt and senior loans), control investing, real estate, convertible securities and listed equities.
In 2019, Brookfield acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Brookfield is a leading global alternative asset manager with a 120-year history and over $500 billion of assets under management (inclusive of Oaktree) across a broad portfolio of real estate, infrastructure, renewable power, credit and private equity assets. Commencing in 2022, Oaktree's founders, senior management and current and former employee-unitholders of OCG will be able to sell their remaining OCG units to Brookfield over time pursuant to an agreed upon liquidity schedule and approach to valuing such units at the time of liquidation. Pursuant to this liquidity schedule, the earliest year in which Brookfield could own 100% of the OCG business is 2029.
Our Adviser’s primary firm-wide goal is to achieve attractive returns while bearing less than commensurate risk. Our Adviser believes that it can achieve this goal by taking advantage of market inefficiencies in which financial markets and their participants fail to accurately value assets or fail to make available to companies the capital that they reasonably require. Our Adviser believes that its defining characteristic is its adherence to the highest professional standards, which has yielded several important benefits. First and foremost, this characteristic has allowed our Adviser to attract and retain an extremely talented group of investment professionals (the "Investment Professionals"). As of September 30, 2019, our Adviser had over 950 professionals in 18 cities and 13 countries, including 39 portfolio managers with an average experience of 24 years and approximately 950 years of combined industry experience. Specifically, the Strategic Credit group that is primarily responsible for implementing our investment strategy consists of over 20 Investment Professionals led by Armen Panossian, our Chief Executive Officer and Chief Investment Officer, who focus on the investment strategy employed by our Adviser and certain of its affiliates. In addition, this characteristic has permitted the investment team to build strong relationships with brokers, banks and other market participants. These institutional relationships have been instrumental in strengthening access to trading opportunities, to understanding the current market, and to executing the investment team’s investment strategies.
Our Adviser and its affiliates provide discretionary investment management services to other managed accounts and investment funds, which may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. The activities of such managed accounts and investment funds may raise actual or potential conflicts of interest. See "-Allocation of Investment Opportunities and Potential Conflicts of Interest" below and "Item 1A. Risk Factors - Risks Relating to Our Business and Structure - Conflicts of Interest may exist from time to time between our Adviser and certain of its affiliates involved with us, which could impair our investments returns."

______________________
1 References to “assets under management” or “AUM” represent assets managed by our Adviser and a proportionate amount of the AUM reported by DoubleLine Capital LP ("Doubleline"), in which our Adviser owns a 20% minority interest. Our Adviser’s methodology for calculating AUM includes (i) the net asset value of assets managed directly by our Adviser, (ii) the leverage on which management fees are charged, (iii) undrawn capital that our Adviser is entitled to call from investors in Oaktree funds pursuant to their capital commitments, (iv) for collateralized loan obligation vehicles ("CLOs"), the aggregate par value of collateral assets and principal cash, (v) for publicly-traded BDCs, gross assets (including assets acquired with leverage), net of cash, and (vi) our Adviser’s pro rata portion of the AUM reported by DoubleLine. Our Adviser’s calculation of AUM may differ from the calculations of other asset managers and, as a result, our Adviser’s measurements of AUM may not be comparable to similar measures presented by other asset managers. Our Adviser’s definition of AUM is not based on the definitions of AUM that may be set forth in agreements governing the investment funds, vehicles or accounts that it manages and is not calculated pursuant to regulatory definitions.

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
Our Administrator
We entered into an administration agreement (the “Administration Agreement”) with the Administrator, a Delaware limited liability company and a wholly owned subsidiary of Oaktree. The principal executive offices of our Administrator are located at 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071. Pursuant to the Administration Agreement, our Administrator provides services to us, and we reimburse our Administrator for costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement and providing personnel and facilities thereunder.
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

•
Emphasis on Proprietary Deals. Our Adviser is focused on proprietary opportunities as well as partnering with other lenders as appropriate. Dedicated sourcing professionals of our Adviser are in continuous contact with financial sponsors and corporate clients to originate proprietary deals and seek to leverage the networks and relationships of Oaktree’s Investment Professionals with management teams and corporations to originate non-sponsored transactions. Since 2005, our Adviser has invested more than $14 billion in over 250 directly originated loans, and the Oaktree platform has the capacity to invest in large deals and to solely underwrite transactions.

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

•
Disciplined Portfolio Management. Our Adviser monitors our portfolio on an ongoing basis to manage risk and take preemptive action to resolve potential problems where possible. Our Adviser intends to seek to reduce the impact of individual investment risks by diversifying portfolios across industry sectors and limiting positions to no more than 5% of our portfolio after we have drawn down and invested our remaining Capital Commitments.

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
We seek to invest opportunistically across asset classes and geographies and expect most of our investments to be in securities of eligible portfolio companies, in the form of senior loans, and to a lesser extent, high yield bonds, where such companies may be in need of direct loans, rescue financings or other capital solutions or that may have had challenged or unsuccessful primary offerings. As of September 30, 2019, the fair value of our investment portfolio was $291.1 million and was comprised of investments in 69 portfolio companies. At fair value as of September 30, 2019, 97.1% of our portfolio consisted of senior secured loans, including 93.5% of first lien loans and 3.6% of second lien loans, and 2.5% of our portfolio consisted of unsecured debt investments.
When we make a debt investment, we may also be granted equity, such as warrants to purchase common stock in a portfolio company. To a lesser extent, we may also make preferred and/or common equity investments, which are usually in conjunction with a concurrent debt investment or the result of an investment restructuring. For non-control equity investments, we generally seek to structure our non-control equity investments to provide us with minority rights protections and event-driven put rights. We also seek to obtain limited registration rights in connection with these investments, which may include “piggyback” registration rights. At fair value as of September 30, 2019, 0.4% of our portfolio consisted of common equity, preferred equity and warrants.
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

•
Covenant Protections. We generally expect to invest in loans that have covenants that may help to minimize our risk of capital loss and meaningful equity investments in the portfolio company. We intend to target investments that have strong credit protections, including default penalties, information rights and affirmative, negative and financial covenants, such as limitations on debt incurrence, lien protection and prohibitions on dividends.

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

Source
Our Adviser's Strategic Credit group has dedicated sourcing professionals and also leverages its strong market presences and relationships across Oaktree’s global platform to gain access to opportunities from advisers, sponsors, banks, management teams, capital raising advisers and other sources. Our Adviser is a trusted partner to financial sponsors and management teams based on its long-term commitment and focus on lending across economic cycles. We believe this will give us access to proprietary deal flow and "first looks" at investment opportunities and that we are well-positioned for difficult and complex transactions.
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
Monitor
Our Adviser prioritizes managing risk. In managing our portfolio, our Adviser intends to monitor each portfolio company and be well-positioned to make hold and exit decisions when credit events occur, our collateral becomes overvalued or opportunities with more attractive risk/reward profiles are identified. Investment analysts are assigned to each investment to monitor industry developments, review company financial statements, attend company presentations and regularly speak with company management. Based on their monitoring, the Investment Professionals seek to determine the optimal time and strategy for exiting and maximizing the return on the investment, typically when prices or yields reach target valuations. In circumstances where a particular investment is underperforming, our Adviser intends to employ a variety of strategies to maximize its recovery based on the specific facts and circumstances of the underperforming investment, including actively working with the management to restructure all or a portion of the business, explore the possibility of a sale or merger of all or a portion of the assets, recapitalize or refinance the balance sheet, negotiate deferrals or other concessions from existing creditors and arrange new liquidity or new equity contributions. We believe that our Adviser’s experience with restructurings and our access to our Adviser’s deep knowledge, expertise and contacts in the distressed debt area will help us preserve the value of our investments.
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
For purposes of calculating the Management Fee, the Gross Asset Value is determined by our board of directors (including any committee thereof). Until August 6, 2019, the Management Fee for each quarter was calculated based on our average Gross Asset Value at the end of each month during such calendar quarter (prior to taking into account any Incentive Fee); provided, that the Management Fee for our first calendar quarter was calculated based on our Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). Following August 6, 2019, the Management Fee for each quarter is calculated based on our average Gross Asset Value at the end of such quarter and at the end of the preceding quarter (in each case, prior to taking into account any Incentive Fee); provided, that the Management Fee for the calendar quarter in which we consummate a Qualified Listing will be calculated based on our Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). The Unleveraged Asset Value is determined in a manner consistent with the determination of Gross Asset Value.
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
Capital Gains Incentive Fee
In addition to the Investment Income Incentive Fee described above, our Adviser is entitled to receive a Capital Gains Incentive Fee (as defined below). The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each year. The Capital Gains Incentive Fee is equal to 20% of the realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee with respect to each of the investments in our portfolio, provided that the Capital Gains Incentive Fee determined as of December 31, 2018, was calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of the Initial Closing through the end of 2018 (the “Capital Gains Incentive Fee,” and together with the Investment Income Incentive Fee, the “Incentive Fee”).

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

Administration Agreement
Pursuant to the Administration Agreement, our Administrator furnishes us with office facilities (certain of which are located in buildings owned by a Brookfield affiliate), equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to stockholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing the Net Asset Value (as defined below), overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
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
Expenses
All personnel of the Adviser, when and to the extent engaged in providing investment advisory services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser and not by us. We bear all other costs and expenses of our organization, operations, administration and transactions, including (without limitation) fees and expenses relating to: (a) all costs, fees, expenses and liabilities incurred in connection with our formation and organization and the offering and sale of the Common Stock, including expenses of registering or qualifying securities held by us for sale and blue sky filing fees; (b) diligence and monitoring of our financial, regulatory and legal affairs, and, if necessary, enforcing rights in respect of investments (to the extent an investment opportunity is being considered for us and any other funds or accounts managed by the Adviser or its affiliates, the Adviser’s out-of-pocket expenses related to the due diligence for such investment will be shared with such other funds and accounts pro rata based on the anticipated allocation of such investment opportunity between us and the other funds and accounts); (c) the cost of calculating our Net Asset Value (as defined below) (including third-party valuation firms); (d) the cost of effecting sales and repurchases of shares of our Common Stock and other securities; (e) Management and Incentive Fees payable pursuant to the Investment Advisory Agreement; (f) fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms); (g) retainer, finder’s, placement, adviser, consultant, custodian, sub-custodian, transfer agent, trustee, disbursal, brokerage, registration, legal and other similar fees, commissions and expenses attributable to making or holding investments; (h) fees and expenses associated with marketing efforts (including travel and attendance at investment conferences and similar events); (i) allocable out-of-pocket costs incurred in providing managerial assistance to those portfolio companies that request it; (j) fees, interest and other costs payable on or in connection with any indebtedness; (k) federal and state registration fees and other governmental charges; (l) any exchange listing fees; (m) federal, state and local taxes; (n) independent directors’ fees and expenses; (o) brokerage commissions; (p) costs of proxy statements, stockholders’ reports and notices and any other regulatory reporting expenses; (q) costs of preparing government filings, including periodic and current reports with the SEC; (r) fidelity bond, liability insurance and other insurance premiums; (s) printing, mailing, independent accountants and outside legal costs; (t) costs of winding up and liquidation; (u) litigation, indemnification and other extraordinary or non-recurring expenses; (v) dues, fees and charges of any trade association of which we are a member; (w) research and software expenses, quotation equipment and services and other expenses incurred in connection with data services, including subscription costs, providing real-time price feeds, real-time news feeds, securities and company information, and company fundamental data attributable to such investments; (x) costs and expenses relating to investor reporting and communications; (y) all costs, expenses, fees and liabilities incurred in connection with a Liquidity Event (as defined below); (z) all other out-of-pocket expenses, fees and liabilities that are incurred by us or by the Adviser on our behalf or that arise out of our operation and activities, including expenses related to organizing and maintaining persons through or in which investments may be made and the allocable portion of any Adviser costs, including personnel, incurred in connection therewith; (aa) accounting expenses, including expenses associated with the preparation of our financial statements and tax information reporting returns and the filing of various tax withholding forms and treaty forms; (bb) the allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs; and (cc) all other expenses incurred by the Administrator, any affiliate of the Administrator or the Company in connection with administering our business, including payments under the Administration Agreement to the Administrator or any such affiliate in an amount equal to our allocable portion of overhead and other expenses incurred by the Administrator or such affiliate in performing its obligations and services under the Administration Agreement, such as rent and our allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by the Administrator or such affiliate for us. For the avoidance of doubt, we bear our allocable portion of the costs of the compensation, benefits, and related administrative expenses (including travel expenses) of our officers who provide operational and administrative services under the Administration Agreement, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Administrator or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to us. We reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to our business and affairs and to acting on our behalf).
Competition
We operate in a highly competitive market for investment opportunities. We compete for investments with various other investors, such as other public and private funds, other BDCs, commercial and investment banks, commercial finance companies and to the extent they provide an alternative form of financing, private equity funds, some of which may be our affiliates. Other Oaktree funds have investment objectives that overlap with ours, which may create competition for investment opportunities. Many competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures could impair our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities. See “Item 1A. Risk Factors – Risks Relating to Our Business and Structure – We operate in a highly competitive market for investment opportunities.”
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
Key Person Event
A key person event will occur if, during the Investment Period, Armen Panossian or his Qualified Replacement (as defined below, each a “Key Executive”) fails to remain actively involved in our investment activities (a “Key Person Event”). In the event of a Key Person Event, we will send written notice to stockholders within ten business days following such occurrence and the Investment Period will automatically be suspended (the “Suspension Period”) until the appointment of a Qualified Replacement or the reinstatement of the Investment Period by the directors, as described below, after which, in either case, the Suspension Period will terminate and the Investment Period will be reinstated. During the Suspension Period, stockholders will not be obligated to pay amounts due under drawdown notices that we may issue other than in respect of Runoff Activities. If during the 60-day period following the sending of written notice (the “Notice Period”), the Key Executive has not been replaced by a Qualified Replacement, we will convene a meeting of our directors who are not “interested persons” (as such term is defined in Section 2(a)(19) of the Investment Company Act) to be held not more than 30 calendar days following the expiration of the Notice Period for the purpose of determining whether the Investment Period will be continued. If a majority of such directors do not vote to approve the continuation of the Investment Period, then the Investment Period will terminate and the stockholders will thereafter be obligated to pay amounts due under drawdown notices that we may issue for Runoff Activities. For the avoidance of doubt, following the termination of the Investment Period pursuant to the foregoing, any unused Capital Commitment (other than any defaulted Capital Commitment) will automatically be reduced to zero, except to the extent necessary to pay amounts due under drawdown notices we may thereafter issue for Runoff Activities.
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
Allocation of Investment Opportunities and Potential Conflicts of Interest
Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our Adviser’s affiliates. For example, Oaktree presently serves as the investment adviser to Oaktree Strategic Income, LLC (“OSI I”), which is a private fund, Oaktree Strategic Income Corporation (“OCSI”) and Oaktree Specialty Lending Corporation (“OCSL”), both of which are publicly traded business development companies. OSI I, OCSI and OCSL have historically invested in debt and debt-like instruments similar to those we target for investment. Therefore, there may be certain investment opportunities that satisfy our investment criteria and that of OSI I, OCSI and OCSL as well as private investment funds and accounts advised or sub-advised by Oaktree or its affiliates. OSI I, OCSI and OCSL each operate as distinct and separate entities, and any investment in the Common Stock will not be an investment in OSI I, OCSI or OCSL. In addition, all of our executive officers serve in substantially similar capacities for OCSI and OCSL. Accordingly, our executive officers may have obligations to investors in those entities, the fulfillment of which might not be in our best interests or the best interests of our stockholders. For example, the personnel of the Adviser may face conflicts of interest in the allocation of investment opportunities to us, OSI I, OCSI and OCSL.
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
We invest alongside the Other Oaktree Funds in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such Other Oaktree Funds consistent with guidance promulgated by the staff of the SEC permitting us and such Other Oaktree Funds to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price or terms related to price.
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
Although Oaktree will endeavor to allocate investment opportunities in a fair and equitable manner, we and our stockholders could be adversely affected to the extent investment opportunities are allocated among us and the Other Oaktree Funds. We might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Oaktree and its affiliates. Oaktree is committed to treating all clients fairly and equitably over time such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them, however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds or accounts receive allocations where others do not.
Pursuant to the Investment Advisory Agreement, our Adviser’s liability is limited and we are required to indemnify our Adviser against certain liabilities. This may lead our Adviser to act in a riskier manner in performing its duties and obligations under the Investment Advisory Agreement than it would if it were acting for its own account, and creates a potential conflict of interest.
Pursuant to the Administration Agreement, our Administrator furnishes us with the facilities and administrative services necessary to conduct our day-to-day operations. We pay the Administrator its allocable portion of overhead and other expenses incurred in performing its obligations under the Administration Agreement. This arrangement creates conflicts of interest that our board of directors must monitor.
Election to be Taxed as a Regulated Investment Company
We have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not be required to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each tax year, at least 90% of the Company’s “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses (the “Annual Distribution Requirement”).
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
In order to maintain our qualification as a RIC for federal income tax purposes, we must, among other things:

•	at all times during each tax year, have in effect an election to be treated as a BDC under the Investment Company Act;

•
derive in each tax year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities (including loans), gains from the sale of stock or other securities or currencies, or other income derived with respect to our business of investing in such stock, securities or currencies and (b) net income derived from an interest in a “qualified publicly traded partnership;” (the “90% Gross Income Test”) and

•	diversify our holdings so that at the end of each quarter of the tax year:

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

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with increasing interest rates or debt instruments issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.
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
If, in any particular tax year, we do not qualify as a RIC, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to stockholders, and distributions will be taxable to the stockholders as ordinary dividends to the extent of our current and accumulated earnings and profits.
Certain BDC Regulatory Considerations
We have elected to be a BDC under the Investment Company Act and to be taxed as a RIC. As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters.
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
We are not generally able to issue and sell our Common Stock at a price below Net Asset Value per share. We may, however, sell our Common Stock, or warrants, options or rights to acquire our Common Stock, at a price below the then-current Net Asset Value of our Common Stock if the following conditions, among others, are satisfied: (i) a majority of our stockholders and a majority of our stockholders that are not our affiliates approve such sales within one year immediately prior to such sales and (ii) a majority of our directors who are not "interested persons" of the Company as that term is defined in the Investment Company Act and a majority of our directors who have no financial interest in the transaction determine that such sales are in the best interests of the Company and its stockholders. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the Investment Company Act.
Investment Restrictions
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under such limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject stockholders to additional indirect expenses. None of the policies described above are fundamental and each such policy may be changed without stockholder approval, subject to any limitations imposed by the Investment Company Act. Our investment portfolio is also subject to certain source-of-income and asset diversification requirements by virtue of its status to be a RIC for U.S. tax purposes. See “– Election to be Taxed as a Regulated Investment Company” above for more information.
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
Other
We are subject to periodic examination by the SEC for compliance with the Investment Company Act.
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
We and our Adviser are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.
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

Reporting Obligations
We file with the SEC annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.
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
Sarbanes-Oxley Act
The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•
pursuant to Rule 13a-14 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•
pursuant to Rule 13a-15 under the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting and (starting from the date on which we cease to be an emerging growth company under the JOBS Act and have become an "accelerated filer" under the Exchange Act) must obtain an audit performed by our independent registered public accounting firm of the effectiveness of the Company's internal control over financial reporting. Foregoing the attestation requirement may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected; and

•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

RISK FACTORS
Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our Net Asset Value and the trading price of our securities could decline, and you may lose part or all of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.
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

Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. We expect to continue to use leverage to partially finance our investments, through borrowings from banks and other lenders, which will increase the risks of investing in our Common Stock, including the likelihood of default. We borrow under our credit facilities, and may issue other debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause Net Asset Value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. To the extent we incur additional leverage, these effects would be further magnified, increasing the risk of investing in us. Such a decline could negatively affect our ability to make Common Stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.

As of September 30, 2019, we had $65.0 million of outstanding indebtedness under our CNB Facility and $18.0 million outstanding indebtedness under our Citibank Facility. These debt instruments require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2019 was 3.8% (exclusive of deferred financing costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2019 total assets of at least 1.23%. If we are unable to meet the financial obligations under our credit facilities, the lenders under the credit facilities will have a superior claim to our assets over our stockholders.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to common stockholder	-16.66%	-9.25%	-1.83%	5.59%	13.01%

For purposes of this table, we have assumed $254.6 million in total assets (less all liabilities and indebtedness not represented by senior securities), $83.0 million in debt outstanding, $171.6 million in net assets as of September 30, 2019, and a weighted average interest rate of 3.8% as of September 30, 2019 (exclusive of deferred financing costs). Actual interest payments may be different.

We are subject to certain risks associated with our credit facilities.

As of September 30, 2019, certain of our assets were pledged as collateral under our credit facilities and may be pledged as collateral under future credit facilities. If we default on our obligations under these facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.

We own 100% of the equity interests in OSI 2 SPV, the borrower under the Citibank Facility. We consolidate the financial statements of OSI 2 SPV in our consolidated financial statements and treat the indebtedness of this entity as our leverage. Our interest in OSI 2 SPV is subordinated in priority of payment to every other obligation of OSI 2 SPV and is subject to certain payment restrictions set forth in the Citibank Facility. We receive cash distributions on our equity interest in this entity only if it has made all required cash interest payments to the lenders and no default exists. We cannot assure you that distributions on the assets held by OSI 2 SPV will be sufficient to make any distributions to us or that such distributions will meet our expectations.

We receive cash from OSI 2 SPV only to the extent that we receive distributions on our equity interest in such entity. OSI 2 SPV may make distributions on its equity interests only to the extent permitted by the payment priority provisions of the Citibank Facility, which generally provides that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full.

In addition, if the lenders exercise their right to sell the assets pledged under the Citibank Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Citibank Facility.

Our indebtedness could adversely affect our business, financial conditions or results of operations.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities or otherwise in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before it matures. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.
Changes in interest rates, changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and our net investment income.

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our common stock. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the London Interbank Offered Rate (“LIBOR”), the federal funds rate or prime rate. An increase in interest rates may make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and increase defaults even where our investment income increases. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.

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

In addition, because we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income to the extent we use debt to finance investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities.

Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. Any transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established and we may also need to renegotiate the terms of our credit facilities. Any such renegotiations may have a material adverse effect on our business, financial condition and results of operations, including as a result of changes in interest rates payable to us by our portfolio companies or payable by us under our credit facilities.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make or that impose limits on our ability to pledge a significant amount of our assets to secure loans or that restrict the operations of a portfolio company, any of which could harm us and our stockholders and the value of our investments, potentially with retroactive effect. For example, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which influences many aspects of the financial services industry, have been amended or repealed and the Code has been substantially amended and reformed. Any amendment or repeal of legislation, or changes in regulations or regulatory interpretations thereof, could create uncertainty in the near term, which could have a material adverse impact on our business, financial condition and results of operations. In addition, on March 20, 2019, the SEC proposed a series of rule and form amendments pursuant to the SBCAA. However, in the absence of final rules, the revisions required under the SBCAA became self-implementing on March 24, 2019. In the continued absence of transition guidance and through the effectiveness of the final rules, the appropriate mechanisms for implementing offering reform may remain in flux.

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

We invest alongside funds and accounts managed or sub-advised by our Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price or terms related to price.

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
We operate in a highly competitive market for investment opportunities. We compete for investments with various other investors, such as other public and private funds, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity funds, some of which may be our affiliates. Other Oaktree funds have investment objectives that overlap with ours, which may create competition for investment opportunities. Many competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, and may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships. Furthermore, many competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures could impair our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities.

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

In addition, the Investment Income Incentive Fee payable to Oaktree is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as OID interest, debt instruments with PIK interest and zero coupon securities and obligations. This fee structure may be considered to involve a conflict of interest for Oaktree to the extent that it may encourage Oaktree to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Oaktree may have an incentive for us to invest in deferred interest securities or obligations in circumstances where it would not have done so but for the opportunity to continue to earn the Investment Income Incentive Fee even when the issuers of the deferred interest securities or obligations would not be able to make actual cash payments on such securities and obligations. Moreover, certain of the types of investments within our investment objective, such as PIK “toggle” debt, may result in a PIK election, which may have the simultaneous effect of increasing the assets under management, thereby increasing the Management Fee, and increasing investment income, thus increasing the Incentive Fee.

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
In order to qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute to our stockholders at least 90% of our taxable income each tax year, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we would be subject to income taxes at the corporate rate on such deemed distributions on behalf of our stockholders.

As a BDC, we have issued and may continue to issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the Investment Company Act, equals at least 150% after such incurrence or issuance. These requirements limit the amount that we may borrow, may unfavorably limit our investment opportunities and may reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which could prohibit us from paying distributions and could prevent us from being subject to tax as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations.

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

In addition, we securitize and may in the future seek to securitize our portfolio securities to generate cash for funding new investments. To securitize loans, we typically create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We then typically sell interests in the subsidiary on a non-recourse basis to purchasers and would retain all or a portion of the equity in the subsidiary. An inability to successfully securitize our loan portfolio could limit our ability to grow our business or fully execute our business strategy and may decrease our earnings, if any. The securitization market is subject to changing market conditions and we may not be able to access this market when we would otherwise deem appropriate. Moreover, the successful securitization of our portfolio might subject us to losses as the residual investments in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The Investment Company Act also may impose restrictions on the structure of any securitization.

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
Although we have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code, there can be no assurances that we will be able to qualify for and maintain RIC status. To obtain and maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to stockholders, we must, among other things, meet the Annual Distribution Requirement, the 90% Gross Income Test and the Diversification Tests (each as defined and explained more fully in Part I, Item 1 of this Form 10-K "Business – Election to be Taxed as a Regulated Investment Company.").

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

Finally, as noted above, little public information generally exists about privately owned companies, and these companies often do not have third-party debt ratings or audited financial statements. Stockholders, therefore, must rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and stockholders may lose money on our investments.
Our investments in portfolio companies may be risky, and we could lose all or parts of our investments.

The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies are not rated by any rating agency. If such investments were rated, we believe that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade (i.e., below BBB- or Baa), which is often referred to as "high yield" and "junk." Exposure to below investment grade securities involves certain risks, and those securities are viewed as having predominately speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Investing in small and mid-sized companies involves a number of significant risks. Securities in the lower-rated categories and comparable non-rated securities are subject to greater risk of loss of principal and interest than higher-rated and comparable non-rated securities and are generally considered to be predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal. Such issuers typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of financial risk. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Because investors generally perceive that there are greater risks associated with the lower-rated and comparable non-rated securities, the yields and prices of such securities may be more volatile than those for higher-rated and comparable non-rated securities. The market for lower-rated and comparable non-rated securities is thinner, often less liquid and less active than that for higher-rated or comparable non-rated securities, and the market prices of such securities are subject to erratic and abrupt movements. The spread between bid and asked prices for such securities may be greater than normally expected. Such factors can adversely affect the prices at which these securities can be sold and may even make it difficult to sell such securities.

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

Except to the extent required as a BDC or RIC, the Adviser is not under any other obligation to diversify our investments, whether by reference to the amount invested or the industries or geographical areas in which portfolio companies operate. Oaktree may allocate capital among investments as it determines in its sole discretion, subject to the goal of maximizing our returns, and stockholders will have no assurances with respect to the diversification or geographic concentration of the investment program. This lack of diversification will expose us to losses disproportionate to market declines in general if there are disproportionately greater adverse price movements in the particular investments, and our investment portfolio may be subject to more rapid changes in value than would be the case if we were required to maintain a wide diversification among companies, industries and types of securities. To the extent we hold investments concentrated in a particular issuer, security, asset class, industry or geographic region, we will be more susceptible than a more widely diversified investment vehicle to the negative consequences of a single corporate, economic, political or regulatory event. Unfavorable performance by any number of investments could substantially adversely affect the aggregate returns realized by stockholders. Approximately 20.6% of the Company's investments as of September 30, 2019 are concentrated in the Application Software industry.
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

Furthermore, we engage in certain investment activities that involve the use of leverage. The cumulative effect of our use of leverage in a market that moves adversely to our investments could result in a loss to us that would be greater than if leverage had not been used, including loss of the entire investment and also the possibility of loss exceeding the original amount of a particular investment. To the extent that we engage in any leveraging, it will be subject to the risks normally associated with debt financing, including those relating to the ability to refinance and the insufficiency of cash flow to meet principal and interest payments, which could significantly reduce or even eliminate the value of our investment. Leveraging the capital structure will mean that third parties, such as banks, may be entitled to the cash flow generated by such investments prior to our receiving a return. Also, if an asset of us is mortgaged or otherwise used as collateral to secure repayment of indebtedness and such payments are not made, the asset could be foreclosed upon by the lender or otherwise transferred to the lender.

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
If we acquire the securities and obligations of distressed or bankrupt companies, such investments may be subject to significant risks, including lack of income, extraordinary expenses, uncertainty with respect to satisfaction of debt, lower-than-expected investment values or income potentials and resale restrictions.
We may acquire the securities and other obligations of distressed or bankrupt companies. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, to the extent we invest in distressed debt, our ability to achieve current income for our stockholders may be diminished, particularly where the portfolio company has negative EBITDA.

We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt we invest in will eventually be satisfied whether through a liquidation, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation. In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt held by us, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made.
Moreover, any securities received by us upon completion of an exchange offer or plan of reorganization may be restricted as to resale. As a result of our participation in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities.
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
Our investments include OID and contractual PIK interest, which typically represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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
While not anticipated to be a meaningful aspect of our investment strategy, we have and may in the future enter into certain foreign exchange and possibly certain other types of OTC derivative instruments from time to time. While Oaktree expects us to enter into OTC contracts on a bilateral basis with banks or other dealers, we may enter into certain derivatives that are traded on swap execution facilities (“SEFs”), security-based swap execution facilities or other similar multi-lateral trading platforms. Certain of such derivatives may be cleared through central counterparties (“CCPs”).
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
A portion of our investments are, and may continue to be, located in jurisdictions other than the United States and, consequently, we are expected to make certain investments denominated in currencies other than the U.S. Dollar. Changes in the rates of exchange between the U.S. Dollar and other currencies will have an effect, which could be adverse, on our performance, amounts available for withdrawal and the value of securities distributed by us. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. Additionally, a particular foreign country may impose exchange controls, devalue its currency or take other measures relating to its currency which could adversely affect us. Finally, we could incur costs in connection with conversions between various currencies.
We are not obligated to hedge currency risks. Even if Oaktree does so, Oaktree may not be able to put a hedge in place on commercially reasonable terms given the credit terms offered by our counterparties or the volatility of the currency. There can be no guarantee that instruments suitable for hedging market shifts will be available at the time when we wish to use them or that any hedge would reduce applicable risks. More specifically, if we hedge currency risk, we do not expect that the full risk of currency fluctuations can be eliminated due to the complexity of the investment characteristics of the portfolio and limitations in the foreign currency market. We will conduct our foreign currency exchange transactions in anticipation of funding investment commitments or receiving proceeds upon dispositions.

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
Because certain purchases, sales, securities lending, derivatives and other transactions in which we engage involve instruments that are not traded on an exchange, but are instead traded between counterparties based on contractual relationships, we are subject to the risk that a counterparty will not perform its obligations under the related contracts, as well as risks of transfer, clearance or settlement default. Such risks may be exacerbated with respect to non-U.S. securities or transactions with non-U.S. counterparties. There can be no assurance that a counterparty will not default and that we will not sustain a loss on a transaction as a result. Such risks may differ materially from those entailed in exchange-traded transactions that generally are backed by clearing organization guarantees, daily marking-to-market and settlement of positions and segregation and minimum capital requirements applicable to intermediaries. There can be no assurance that Oaktree’s monitoring activities will be sufficient to adequately control counterparty risk.
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
Our Adviser has broad discretion in selecting our investments and investment techniques.
We may employ investment techniques and invest in other instruments that the Adviser believes will help achieve our investment objective, whether or not such investment techniques or instruments are specifically described herein. Consistent with our investment objective, we may invest in financial instruments of any and all types, which exist now or are hereafter created. Such investments may entail risks not described herein.
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
The lack of liquidity in our investments may adversely affect our business.
We invest, and will continue to invest, in companies whose securities are not publicly traded, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. In fact, all of our assets may be invested in illiquid securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments and suffer losses. Our investments may be subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. In addition, we may also face restrictions on our ability to liquidate our investments if our Adviser or any of its affiliates have material nonpublic information regarding the portfolio company.
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
When recessionary conditions exist, the financial results of middle-market companies, like those in which we invest, typically experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services would likely experience negative economic trends. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions may require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and may continue to be, negatively impacted by these economic or other conditions, which may result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.
Global economic, political and market conditions, including downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The decision made in the United Kingdom referendum to leave the EU (the so-called “Brexit”) has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. While the United Kingdom was expected to leave the EU on March 29, 2019, the timing of such departure has been delayed and uncertainty remains as to the exact timing and process (and whether such departure will ultimately occur), which may lead to continued volatility. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
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
Holders
As of December 17, 2019, there were 1,747 holders of record of our Common Stock.
Distributions
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
We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. To maintain RIC qualification, we must distribute to our stockholders, for each tax year, at least 90% of our “investment company taxable income” for that year. In order to avoid certain excise taxes imposed on RICs, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to stockholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
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
On August 8, 2019, our board of directors declared a quarterly distribution of $0.47 per share, which was paid in cash on August 29, 2019 to our stockholders of record as of the close of business on August 15, 2019. Additionally, on August 8, 2019, our board of directors approved a quarterly distribution not to exceed $2.5 million, payable in cash on November 21, 2019 in an amount per share based on the outstanding number of shares held by our stockholders of record on the close of business on November 7, 2019. Pursuant to this approval, we declared a quarterly distribution of $2.4 million or $0.29 per share, which was paid in cash on November 21, 2019 to our stockholders of record as of the close of business on November 7, 2019.
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
The following selected financial data should be read together with the information contained in Part II, Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited financial statements and the notes thereto in Part II, Item 8 of this Form 10-K, "Consolidated Financial Statements and Supplementary Data." The financial information as of September 30, 2019 and 2018 and for the year ended September 30, 2019 and for the period from the commencement of operations, August 6, 2018, through September 30, 2018 set forth below was derived from our audited financial statements and related notes, which are included in "Consolidated Financial Statements and Supplementary Data" in Part II, Item 8 of this Form 10-K.

	As of September 30, 2019 and for the year ended September 30, 2019	As of September 30, 2018 and for the period from August 6, 2018 (commencement of operations) through September 30, 2018
Statement of Operations data:
Total investment income	$11,667,397	$110,886
Base management fee	1,570,326	39,726
Investment income incentive fee	411,257	—
Capital gains incentive fee	385,550	42,021
All other expenses	5,608,624	701,695
Net investment income (loss)	3,691,640	(672,556)
Net unrealized appreciation (depreciation)	1,691,630	210,104
Net realized gains (losses)	236,124	—
Net increase (decrease) in net assets resulting from operations	5,619,394	(462,452)
Per share data:
Net asset value per common share at period end	$20.65	$19.70
Net investment income (loss) (1)	0.90	(0.70)
Net unrealized appreciation (depreciation) (1)	0.41	0.22
Net realized gains (losses) (1)	0.06	—
Net increase (decrease) in net assets resulting from operations (1)	1.37	(0.48)
Balance Sheet data at period end:
Total investments at fair value	$291,147,011	$25,232,606
Cash, cash equivalents and restricted cash	11,348,126	10,131,268
Other assets	8,454,350	872,878
Total assets	310,949,487	36,236,752
Credit facility	83,000,000	—
Other liabilities	56,322,737	5,864,435
Total liabilities	139,322,737	5,864,435
Total net assets	171,626,750	30,372,317
Other data:
Weighted average yield on debt investments at fair value (2)	7.1%	7.7%
Number of portfolio companies at period end	69	16

(1)	Calculated based on weighted average shares outstanding for the period.

(2)	Weighted average yield is calculated based upon our debt investments at fair value at the end of the period.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this annual report on Form 10-K.
Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results and distribution projections;

•	the ability of our Adviser to implement its future plans with respect to our business and to achieve our investment objective;

•	the ability of Oaktree to attract and retain highly talented professionals;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments and additional leverage we may seek to incur in the future;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.
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
Other factors that could cause actual results to differ materially include:

•	changes or potential disruptions in our operations, the economy, financial markets or political environment;

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
Business Overview
We are structured as a closed-end investment company focused on lending to small-and medium-sized companies. We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.
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
We conduct Private Offerings of shares of our Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act. At each Closing of a Private Offering, each investor participating in that closing makes a Capital Commitment to purchase our Common Stock pursuant to a Subscription Agreement entered into with us in connection with its Capital Commitment. Investors are required to fund drawdowns to purchase our Common Stock up to the amount of their respective Capital Commitments on an as-needed basis. The Initial Closing occurred on August 6, 2018. Loan origination and investment activities commenced shortly after the Initial Closing. As of September 30, 2019, we received $337,683,996 in Capital Commitments from investors in connection with Private Offerings.
We commenced our loan origination and investment activities shortly after the Initial Closing. The proceeds from the Initial Closing provided us with the necessary seed capital to commence operations. As of September 30, 2019, we completed drawdowns of

$168,841,998, or 50.0%, on Capital Commitments. As of September 30, 2019, we held $291,147,011 of investments at fair value, up from $25,232,606 held at September 30, 2018, primarily driven by net proceeds from Private Offerings and net borrowings under our credit facilities.
Business Environment and Developments
We believe that the shift of commercial banks away from lending to middle-market companies following the 2008 financial crisis, including as a result of the passage of the Dodd-Frank Act, and the adoption of the Basel III Accord continues to create opportunities for non-bank lenders such as us. We believe middle-market companies represent a significant opportunity for direct lending as there are nearly 200,000 middle-market businesses, representing one-third of private sector gross domestic product and accounting for approximately 48 million jobs according to the National Center for the Middle Market. In addition, according to the S&P Global Market Intelligence LCD Middle Market Review, there was a total of $2.6 billion of syndicated middle market loan issuance in the first half of calendar year 2019.
We believe that quantitative easing and other similar monetary policies implemented by central banks worldwide in reaction to the 2008 financial crisis have created significant inflows of capital, including from private equity sponsors, focused on yield-driven products such as sub-investment grade debt. While we believe that private equity sponsors continue to have a large pool of available capital and will continue to pursue acquisitions in the middle market, increased competition from other lenders to middle-market companies together with increased capital focused on the sector have led to spread compression and higher leverage multiples across the middle market, resulting in spreads near historically low levels, and average debt levels near historically high levels.
Despite the heightened competition, we believe that the fundamentals of middle-market companies remain strong. In this environment, we believe attractive risk-adjusted returns can be achieved by investing in companies that cannot efficiently access traditional debt capital markets. We believe that we have the resources and experience to source, diligence and structure investments in these companies and are well placed to generate attractive returns for investors.
As of September 30, 2019, 93.3% of our debt investment portfolio (at fair value) and 93.6% of our debt investment portfolio (at cost) bore interest at floating rates indexed to LIBOR, and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option.  In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it remains unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.  If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate and may also need to renegotiate the terms of our borrowing facilities. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.
Critical Accounting Policies
Basis of Presentation
Our accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. All intercompany balances and transactions have been eliminated. We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board ("FASB"), Accounting Standards Codification ("ASC"), Topic 946, Financial Services – Investment Companies, or ASC 946.
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
Certain Level III assets are valued using prices obtained from pricing vendors or brokers. These investments are classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustment for investment-specific factors or restrictions. We will seek to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If we are unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within our set threshold, we will seek to obtain a quote directly from a broker making a market for the asset. However, given the nature of our portfolio, we do not expect that all of our Level III assets will be valued at least annually using prices obtained from pricing vendors or brokers. Generally, we do not adjust any of the prices received from these sources, and all prices are reviewed by us. We evaluate the prices obtained from pricing vendors or brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Adviser also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, the Adviser performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process.
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
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, we value such investments using different valuation techniques. One valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The market yield technique is considered in the valuation of non-publicly traded debt investments, utilizing expected future cash flows, discounted using estimated current market rates. Discounted cash flow calculations may be adjusted to reflect current market conditions and/or the perceived credit risk of the borrowers. Consideration is also given to a borrower’s ability to meet principal and interest obligations; this may include an evaluation of collateral or the underlying value of the borrower, utilizing either the market or income techniques. A market technique utilizes valuations of comparable public companies or transactions and generally seeks to establish the enterprise value of the portfolio company using a market multiple technique. This technique takes into account a specific financial measure (such as earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted EBITDA, free cash flow, net operating income, net income, book value or net asset value) believed to be most relevant for the given company. Consideration may also be given to such factors as acquisition price of the security, historical and projected operational and financial results for the portfolio company, the strengths and weaknesses of the portfolio company relative to its comparable companies, industry trends, general economic and market conditions and other factors deemed relevant. The income technique is typically a discounted cash flow method that incorporates expected timing and level of cash flows. It incorporates assumptions in determining growth rates, income and expense projections, discount rates, capital structure, terminal values and other factors. The applicability and weight assigned to market and income techniques are determined based on the availability of reliable projections and comparable companies and transactions.
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
We may estimate the fair value of privately held warrants using a Black Scholes pricing model, which includes an analysis of various factors and subjective assumptions, including the current stock price (by using an enterprise value analysis as described above), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk-free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," and "credit facilities payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "interest receivable," "receivables from unsettled transactions," "receivable for shares sold," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliates," "interest payable," "director fees payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.

Revenue Recognition
We generate revenues in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments provide for deferred interest payments or payment-in-kind ("PIK") interest. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date.

Interest Income
Interest income, adjusted for accretion of original issue discount, or OID, is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30, 2019, there were no investments on which we had stopped accruing cash interest and/or PIK interest or OID income.
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
Fee Income
The Adviser may provide financial advisory services to portfolio companies in connection with structuring a transaction and in return we may receive fees for capital structuring services. These fees are generally nonrecurring and are recognized by us upon the investment closing date. We may also receive additional fees in the ordinary course of business, including servicing, amendment, and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.
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

Portfolio Composition
As of September 30, 2019, the fair value of our investment portfolio was $291.1 million and was comprised of investments in 69 portfolio companies. As of September 30, 2018, the fair value of our investment portfolio was $25.2 million and was comprised of investments in 16 portfolio companies.
As of September 30, 2019 and September 30, 2018, our investment portfolio consisted of the following:

	September 30, 2019	September 30, 2018
Cost:
Senior secured debt	$281,238,755	$21,868,595
Subordinated debt	7,201,102	3,141,284
Common equity & warrants	772,692	—
Preferred equity	110,285	—
Total	$289,322,834	$25,009,879

	September 30, 2019	September 30, 2018
Fair Value:
Senior secured debt	$282,841,206	$22,058,366
Subordinated debt	7,325,965	3,174,240
Common equity & warrants	869,555	—
Preferred equity	110,285	—
Total	$291,147,011	$25,232,606

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	September 30, 2019	September 30, 2018
Fair Value:
Application Software	20.64%	5.48%
Biotechnology	7.14%	5.14%
Internet Services & Infrastructure	6.52%	1.03%
Integrated Telecommunication Services	6.38%	2.83%
Systems Software	4.51%	—%
Health Care Technology	4.27%	6.01%
Health Care Services	3.78%	—%
Diversified Support Services	3.22%	7.96%
Alternative Carriers	3.22%	—%
Real Estate Services	3.05%	—%
Pharmaceuticals	2.90%	17.38%
Data Processing & Outsourced Services	2.80%	—%
Oil & Gas Refining & Marketing	2.75%	—%
Research & Consulting Services	2.74%	—%
Aerospace & Defense	2.40%	5.84%
Interactive Media & Services	2.31%	—%
Auto Parts & Equipment	2.00%	3.97%
Financial Exchanges & Data	1.95%	—%
IT Consulting & Other Services	1.83%	—%
Personal Products	1.73%	—%
Health Care Equipment	1.72%	—%
Cable & Satellite	1.46%	—%
Managed Health Care	1.37%	15.82%
Insurance Brokers	1.35%	—%
Movies & Entertainment	1.20%	—%
Specialized REITs	1.15%	—%
Trading Companies & Distributors	1.03%	—%
Publishing	0.68%	8.02%
Household Products	0.65%	—%
Metal & Glass Containers	0.48%	6.00%
Industrial Machinery	0.47%	5.91%
Electric Utilities	0.42%	—%
Health Care Distributors	0.39%	—%
Construction & Engineering	0.34%	—%
Food Retail	0.34%	5.83%
Oil & Gas Equipment & Services	0.30%	—%
Specialized Finance	0.27%	—%
Oil & Gas Exploration & Production	0.24%	2.78%
Total	100.00%	100.00%

The table below describes investments by geographic composition at fair value as a percentage of total investments:

	September 30, 2019	September 30, 2018
Fair Value:
United States	89.06%	77.11%
United Kingdom	3.81%	2.78%
Luxembourg	2.64%	14.28%
France	1.81%	—%
Iceland	1.61%	—%
Canada	0.99%	5.83%
Denmark	0.08%	—%
Total	100.00%	100.00%

See the Schedule of Investments as of September 30, 2019 in our consolidated financial statements in Part I, Item 1, of this Form 10-K for more information on these investments, including a list of companies and the type, cost and fair value of investments.
 Discussion and Analysis of Results and Operations
Results of Operations
The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest income and fee income and total expenses. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation (depreciation) when gains or losses are realized. The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation.
Comparison of the Year Ended September 30, 2019 and the period from August 6, 2018 (commencement of operations) through September 30, 2018
Investment Income
Total investment income for the year ended September 30, 2019 was $11,667,397 and consisted of $11,195,658 of interest income primarily from portfolio investments and $471,739 of fee income. Total investment income for the period from August 6, 2018 (commencement of operations) through September 30, 2018 was $110,886 and consisted primarily of interest income from portfolio investments. The increase in total investment income was primarily due to the prior period not being a full fiscal year and an increase in the size of our investment portfolio during the year. Based on fair value as of September 30, 2019, the weighted average yield on our debt investments was 7.1%, compared to 7.7% as of September 30, 2018.

Expenses
Total expenses for the year ended September 30, 2019 and for the period from the commencement of operations, August 6, 2018, through September 30, 2018 were $7,961,242 and $783,442, respectively. The increase in expenses was primarily due to the prior period not being a full fiscal year, an increase in the size of our investment portfolio during the year and an increase in borrowings during the year which led to higher interest expense, partially offset by a decrease in organizational expenses incurred in the current period compared to the prior period in connection with our formation. These amounts consisted of the following:

	Year ended September 30, 2019	For the period from August 6, 2018 (commencement of operations) through September 30, 2018
Expenses:
Base management fee	$1,570,326	$39,726
Investment income incentive fee	411,257	—
Capital gains incentive fee	385,550	42,021
Offering costs	642,205	87,598
Organization expenses	56,921	399,894
Professional fees	810,823	95,000
Directors fees	105,000	26,250
Interest expense	2,817,393	—
Administrator expense	421,173	12,780
General and administrative expenses	740,594	80,173
Total expenses	$7,961,242	$783,442
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation was $1,691,630 for the year ended September 30, 2019, and was primarily driven by unrealized appreciation across various investments in the portfolio. Net unrealized appreciation on investments was $210,104 for the period from August 6, 2018 (commencement of operations) through September 30, 2018.
Net Realized Gains (Losses)
Net realized gains were $236,124 for the year ended September 30, 2019, primarily driven by realized gains on foreign currency forward contracts.
Financial Condition, Liquidity and Capital Resources
We generate cash from (1) the cash proceeds from Private Offerings and any other future offerings of securities, (2) cash flows from operations, including earnings on investments, as well as interest earned from the temporary investment of cash in cash-equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, and (3) borrowings from banks and issuances of senior securities, including before we have fully invested the cash proceeds of the Private Offerings.
Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including our expenses, the Management Fee and the Incentive Fee), (3) debt service of borrowings under our credit facilities, and (4) cash distributions to the stockholders.
For the year ended September 30, 2019, we experienced a net increase in cash and cash equivalents of $1,216,858. During that period, $215,909,925 of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by cash proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $217,097,515, primarily consisting of $137,699,729 of net proceeds from Private Offerings and $83,000,000 of net borrowings under our credit facilities.
For the period from August 6, 2018 (commencement of operations) through September 30, 2018, we experienced a net increase in cash and cash equivalents of $10,130,268. During that period, $20,650,878 of cash was used in operating activities, primarily consisting of cash used to fund investments. During the same period, cash provided by financing activities was $30,793,769, consisting of net proceeds from Private Offerings.

As of September 30, 2019, we had $11,348,126 of cash and cash equivalents (including $269,111 of restricted cash), portfolio investments (at fair value) of $291,147,011, $1,005,398 of interest receivable, $47,048,497 of net payables from unsettled transactions and unfunded commitments of $11,030,903.
As of September 30, 2018, we had $10,131,268 of cash and cash equivalents, portfolio investments (at fair value) of $25,232,606, $87,979 of interest receivable, $4,334,741 of net payables from unsettled transactions and unfunded commitments of $88,235.
Equity Activity
As of September 30, 2019, we received $337,683,996 in Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser. As of September 30, 2019, we completed drawdowns of $168,841,998, or 50.0%, of such Capital Commitments.
We have the authority under our organizational documents to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for our Common Stock through September 30, 2019:

	Shares Issued	Price per Share	Proceeds
August 6, 2018 (1)	770,869	$20.00	$15,417,385
September 17, 2018	770,869	20.00	15,417,384
October 29, 2018	1,060,964	19.85	21,060,130
November 15, 2018	789,198	19.82	15,641,900
April 29, 2019	1,655,314	20.40	33,768,400
August 30, 2019	1,631,324	20.70	33,768,400
September 23, 2019	1,631,323	20.70	33,768,399
Total	8,309,861		$168,841,998
__________________

(1)	Includes 50 shares issued to one or more affiliates of the Adviser on July 23, 2018.
Leverage
On July 9, 2018, our sole stockholder approved our becoming subject to a minimum asset coverage ratio of 150% as set forth in Section 61(a)(2) of the Investment Company Act. As a result of this approval, we are permitted to borrow amounts so long as our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2019, our asset coverage ratio, as defined in the Investment Company Act, was 306.8%, and aggregate outstanding principal amount of indebtedness was $83.0 million.
We may issue debt securities or preferred stock and/or borrow additional money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the Investment Company Act. We have securitized and may in the future securitize a portion of our investments to the extent permitted by applicable law and regulation. To securitize investments, we typically create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We then typically sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. Our primary uses of funds are investments in our targeted asset classes and cash distributions to holders of our common stock.
CNB Facility
On October 16, 2018, we entered into the Credit Agreement between us, as borrower, and CNB, as lender. As of September 30, 2019, the Credit Agreement provided for a senior secured revolving credit facility, or the CNB Facility, of up to $100 million, or the Maximum Commitment, in aggregate principal amount, subject to (i) the lesser of a percentage of unfunded commitments from certain classes of eligible investors in the Company and (ii) the Maximum Commitment. The maturity date of the CNB Facility is October 15, 2020. Borrowings under the CNB Facility bear interest at a rate equal to (a) the LIBOR for the selected period plus 1.65% for LIBOR loans or (b) the prime rate of CNB minus 0.25% for prime rate loans. There is a non-usage fee of 25 basis points per year on the unused portion of the CNB Facility, payable quarterly.
The CNB Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all Capital Commitments, (ii) our right to make capital calls, receive payment of capital contributions from investors and enforce payment of capital commitments and capital contributions under our Subscription Agreements with investors and other operative documents and (iii) a cash collateral account into which the capital contributions from investors are made. We have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. Our borrowings, including under the CNB Facility, are subject to the leverage restrictions contained in the Investment Company Act.
As of September 30, 2019, we had $65.0 million outstanding under the CNB Facility. Our borrowings under the CNB Facility bore interest at a weighted average interest rate of 4.09% for the year ended September 30, 2019. For the year ended September 30, 2019, we recorded interest expense (including amortized financing costs) of $2,657,341 related to the CNB Facility.
Citibank Facility
On July 26, 2019 or the Closing Date, we and OSI 2 Senior Lending SPV, LLC ("OSI 2 SPV"), a wholly-owned and consolidated subsidiary of us, entered into a loan and security agreement (the "Loan Agreement"), with the lenders from time to time party thereto and the other parties referenced below. Under the terms of the Loan Agreement, we serve as the collateral manager and seller and OSI 2 SPV serves as borrower with Citibank, N.A., as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent.
The Loan Agreement provides for a senior secured revolving credit facility (the "Citibank Facility"), of up to $100 million, or the Maximum Commitment, in aggregate principal amount, subject to the lesser of (i) the borrowing base, which is an amount based on advance rates that vary depending on the class of assets and the value assigned to such assets under the Loan Agreement and (ii) the Maximum Commitment. The Citibank Facility has a three year reinvestment period, or the Reinvestment Period, during which advances may be made; and matures five years from the Closing Date. Following the Reinvestment Period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the Citibank Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender under the Loan Agreement, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) the London Interbank Offered Rate for a three month maturity LIBOR and (b) for all other lenders under the Citibank Facility, LIBOR, plus, in each case, an applicable spread. During the Reinvestment Period, the applicable spread is the greater of (i) a weighted average rate of (x) 1.65% per year for broadly syndicated loans and (y) 2.25% per year for all other eligible loans and (ii) 1.85%. After the Reinvestment Period, the applicable spread is 3.00% per year. There is also a non-usage fee of (i) 0.40% per year for the first six months following the Closing Date, or the Ramp-Up Period, and (ii) 0.50% per year thereafter, in each case, on the unused portion of the Citibank Facility, payable quarterly; provided that if after the Ramp-Up Period the unused portion of the Citibank Facility is greater than 30% of the commitments under the Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the Citibank Facility.
The Citibank Facility is secured by a first priority security interest in substantially all of OSI 2 SPV’s assets.
As part of the Citibank Facility, OSI 2 SPV is subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by OSI 2 SPV including, but not limited to, restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The Citibank Facility also contains certain requirements relating to interest coverage, collateral quality and portfolio performance, certain violations of which could result in the acceleration of the amounts due under the Citibank Facility.
Under the Citibank Facility, we and OSI 2 SPV, as applicable, have made customary representations and warranties, and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities.
OSI 2 SPV’s borrowings are non-recourse to us but are considered borrowings of us for purposes of complying with the asset coverage requirements under the Investment Company Act.
As of September 30, 2019, we had $18.0 million outstanding under the Citibank Facility. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 4.03% for the year ended September 30, 2019. For the year ended September 30, 2019, we recorded interest expense (including amortized financing costs) of $160,052 related to the Citibank Facility.
Contractual Obligations

	Payments due by period as of September 30, 2019
	Total	< 1 year	1-3 years	3-5 years	> 5 years
CNB Facility	$65,000,000	$—	$65,000,000	$—	$—
Interest due on CNB Facility	2,534,746	2,428,300	106,446	—	—
Citibank Facility	18,000,000	—	—	18,000,000	—
Interest due on Citibank Facility	3,417,418	708,323	1,416,647	1,292,448	—
Total	$88,952,164	$3,136,623	$66,523,093	$19,292,448	$—

Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As included in the table below, as of September 30, 2019, off-balance sheet arrangements consisted of $11,030,903 of unfunded commitments to provide debt financing to certain of our portfolio companies. As included in the table below, as of September 30, 2018, off-balance sheet arrangements consisted of $88,235 of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

	September 30, 2019	September 30, 2018
Assembled Brands Capital LLC	$3,807,021	$—
PaySimple, Inc.	2,695,000	—
Sorrento Therapeutics, Inc.	2,400,000	—
OEConnection LLC	817,204	—
Mindbody, Inc.	761,905	—
Apptio, Inc.	461,538	—
iCIMs, Inc.	88,235	88,235
	$11,030,903	$88,235
Regulated Investment Company Status and Distributions
We anticipate that we will make quarterly distributions of at least 90% of our realized net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any, then available for distribution, each as determined by our board of directors in accordance with applicable law and the terms of the Governing Documents. Any distributions will be declared out of assets legally available for distribution. We expect quarterly distributions to be paid from income primarily generated by interest earned on our investments, although distributions to stockholders may also include a return of capital.
We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. To maintain RIC qualification, we must distribute to our stockholders, for each tax year, at least 90% of our “investment company taxable income” for that year. In order to avoid certain excise taxes imposed on RICs, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to stockholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
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
We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains for the year ended September 30, 2019, our last tax year end.

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2019	96.0%	—

On August 8, 2019, our board of directors declared a quarterly distribution of $0.47 per share, which was paid in cash on August 29, 2019 to our stockholders of record as of the close of business on August 15, 2019. Additionally, on August 8, 2019, our board of directors approved a quarterly distribution not to exceed $2.5 million, payable in cash on November 21, 2019 in an amount per share based on the outstanding number of shares held by our stockholders of record on the close of business on November 7, 2019. Pursuant to this approval, we declared a quarterly distribution of $2.4 million or $0.29 per share, which was paid in cash on November 21, 2019 to our stockholders of record as of the close of business on November 7, 2019.
Related Party Transactions
We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator, a wholly-owned subsidiary of the Adviser. The Adviser is a registered investment adviser under the Advisers Act that is partially and indirectly owned by Oaktree Capital Group, LLC.
Recent Developments
Distribution Declaration
On December 16, 2019, our board of directors declared a special distribution of $0.32 per share, which is payable in cash on December 30, 2019 to our stockholders of record as of the close of business on December 13, 2019.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in the valuations of our investment portfolio and interest rates.
Valuation Risk
Our investments often do not have a readily available market price, and we value these investments at fair value as determined in good faith by our board of directors, with the assistance of the Audit Committee and the Adviser. There is no single standard for determining fair value in good faith and valuation methodologies involve a significant degree of management judgment. In addition, our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments. Accordingly, valuations by us do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments. Estimated fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to our consolidated financial statements.
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
As of September 30, 2019, 93.3% of our debt investment portfolio at fair value bore interest at floating rates and had interest rate floors between 0% and 2%. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK interest) as of September 30, 2019 and September 30, 2018 was as follows:

	September 30, 2019		September 30, 2018
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$155,679,055	57.52%	$16,239,712	73.62%
1% to 2%	114,974,092	42.48	5,818,654	26.38
Total	$270,653,147	100.00%	$22,058,366	100.00%
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2019, the following table shows the approximate annualized increase or decrease in net investment income (loss) from hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Interest income	Interest expense	Net increase (decrease)
300	$8,201,235	$(2,490,000)	$5,711,235
200	5,467,490	(1,660,000)	3,807,490
100	2,733,745	(830,000)	1,903,745

Basis point decrease (1)	Interest income	Interest expense	Net increase (decrease)
100	$(2,653,368)	$830,000	$(1,823,368)
200	(4,226,279)	1,660,000	(2,566,279)
 __________
(1) The effect of a greater than 200 basis point decrease is limited by interest rate floors on certain investments.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for all floating rate loans is indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of September 30, 2019 and September 30, 2018:

	September 30, 2019		September 30, 2018
	Debt Investments	Borrowings	Debt Investments
LIBOR:
30 day	$177,185,974	$65,000,000	$10,204,227
60 day	—	—	3,000,000
90 day	92,053,874	18,000,000	6,000,000
180 day	1,409,167	—	—
EURIBOR:
30 day	2,725,500	—	2,903,750
Fixed rate	19,020,775	—	4,096,000
Total	$292,395,290	$83,000,000	$26,203,977

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	65
Consolidated Statements of Assets and Liabilities as of September 30, 2019 and 2018	66
Consolidated Statements of Operations for the year ended September 30, 2019 and the period from August 6, 2018 (commencement of operations) through September 30, 2018	67
Consolidated Statements of Changes in Net Assets for the year ended September 30, 2019 and the period from August 6, 2018 (commencement of operations) through September 30, 2018	68
Consolidated Statements of Cash Flows for the year ended September 30, 2019 and the period from August 6, 2018 (commencement of operations) through September 30, 2018	69
Consolidated Schedule of Investments as of September 30, 2019	70
Consolidated Schedule of Investments as of September 30, 2018	76
Notes to Consolidated Financial Statements	78

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Oaktree Strategic Income II, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Oaktree Strategic Income II, Inc. (the Company), including the consolidated schedules of investments, as of September 30, 2019 and 2018, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended September 30, 2019 and the period from August 6, 2018 (commencement of operations) through September 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019 and 2018, and the results of its operations, changes in its net assets, and its cash flows for the year ended September 30, 2019 and the period from August 6, 2018 (commencement of operations) through September 30, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2019 and 2018 by correspondence with the custodians, syndication agents and underlying investee companies, and by other appropriate auditing procedures where confirmation was not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Los Angeles, California
December 17, 2019

Oaktree Strategic Income II, Inc.
Consolidated Statements of Assets and Liabilities

	September 30, 2019	September 30, 2018
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost September 30, 2019: $289,322,834; cost September 30, 2018: $25,009,879)	$291,147,011	$25,232,606
Cash and cash equivalents	11,079,015	10,131,268
Restricted cash	269,111	—
Interest receivable	1,005,398	87,979
Receivables from unsettled transactions	5,326,435	—
Derivative assets at fair value	77,558	—
Deferred financing costs	1,314,732	—
Deferred offering costs	—	519,302
Receivable for shares sold	347,500	40,000
Other assets	382,727	225,597
Total assets	$310,949,487	$36,236,752
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$999,579	$307,213
Base management fee and incentive fee payable	1,128,658	81,747
Due to affiliates	753,665	1,114,484
Interest payable	1,065,903	—
Payables from unsettled transactions	52,374,932	4,334,741
Director fees payable	—	26,250
Credit facilities payable	83,000,000	—
Total liabilities	139,322,737	5,864,435
Commitments and contingencies (Note 11)
Net assets:
Common stock, $0.001 par value per share, 250,000,000 shares authorized; 8,309,861 shares issued and outstanding at September 30, 2019; 1,541,738 shares issued and outstanding at September 30, 2018	8,310	1,542
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized; none issued and outstanding at September 30, 2019 and September 30, 2018	—	—
Additional paid-in-capital	168,819,173	30,833,227
Accumulated distributable earnings (loss)	2,799,267	(462,452)
Total net assets (equivalent to $20.65 and $19.70 per common share at September 30, 2019 and 2018, respectively) (Note 10)	171,626,750	30,372,317
Total liabilities and net assets	$310,949,487	$36,236,752
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Operations

	Year ended September 30, 2019	For the period from August 6, 2018 (commencement of operations) through September 30, 2018
Interest income:
Non-control/Non-affiliate investments	$10,529,550	$105,530
Interest on cash and cash equivalents	108,057	5,356
Total interest income	10,637,607	110,886
PIK interest income:
Non-control/Non-affiliate investments	558,051	—
Total PIK interest income	558,051	—
Fee income:
Non-control/Non-affiliate investments	471,739	—
Total fee income	471,739	—
Total investment income	11,667,397	110,886
Expenses:
Base management fee	1,570,326	39,726
Investment income incentive fee	411,257	—
Capital gains incentive fee	385,550	42,021
Offering costs	642,205	87,598
Organization expenses	56,921	399,894
Professional fees	810,823	95,000
Directors fees	105,000	26,250
Interest expense	2,817,393	—
Administrator expense	421,173	12,780
General and administrative expenses	740,594	80,173
Total expenses	7,961,242	783,442
Net investment income (loss) before taxes	3,706,155	(672,556)
Excise tax expense	14,515	—
Net investment income (loss)	3,691,640	(672,556)
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	1,614,072	210,104
Foreign currency forward contracts	77,558	—
Net unrealized appreciation (depreciation)	1,691,630	210,104
Realized gains (losses):
Non-control/Non-affiliate investments	82,402	—
Foreign currency forward contracts	153,722	—
Net realized gains (losses)	236,124	—
Net realized and unrealized gains (losses)	1,927,754	210,104
Net increase (decrease) in net assets resulting from operations	$5,619,394	$(462,452)
Net investment income (loss) per common share — basic and diluted	$0.90	$(0.70)
Earnings (loss) per common share — basic and diluted (Note 5)	$1.37	$(0.48)
Weighted average common shares outstanding — basic and diluted	4,094,929	963,587
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Changes in Net Assets

	Year ended September 30, 2019	For the period from August 6, 2018 (commencement of operations) through September 30, 2018
Operations:
Net investment income (loss)	$3,691,640	$(672,556)
Net unrealized appreciation (depreciation)	1,691,630	210,104
Net realized gains (losses)	236,124	—
Net increase (decrease) in net assets resulting from operations	5,619,394	(462,452)
Capital share transactions:
Distributions to stockholders	(2,372,190)	—
Net increase (decrease) in net assets from capital share transactions	(2,372,190)	—
Capital share transactions:
Issuance of common stock	138,007,229	30,833,769
Net increase (decrease) in net assets from capital share transactions	138,007,229	30,833,769
Total increase (decrease) in net assets	141,254,433	30,371,317
Net assets at beginning of period	30,372,317	1,000
Net assets at end of period	$171,626,750	$30,372,317
Net asset value per common share	$20.65	$19.70
Common shares outstanding at end of period	8,309,861	1,541,738

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Cash Flows

	Year ended September 30, 2019	For the period from August 6, 2018 (commencement of operations) through September 30, 2018
Operating activities:
Net increase (decrease) in net assets resulting from operations	$5,619,394	$(462,452)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	(1,691,630)	(210,104)
Net realized (gains) losses	(236,124)	—
PIK interest income	(558,051)	—
Accretion of original issue discount on investments	(883,180)	(1,531)
Amortization of deferred financing costs	304,888	—
Amortization of deferred offering costs	642,205	87,598
Purchases of investments	(287,154,230)	(25,015,886)
Proceeds from sales and repayments of investments	24,405,237	7,538
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(917,419)	(87,979)
(Increase) decrease in other assets	(157,130)	(225,597)
(Increase) decrease in receivables from unsettled transactions	(5,326,435)	—
Increase (decrease) in accounts payable, accrued expenses and other liabilities	200,489	231,275
Increase (decrease) in base management fee and incentive fee payable	1,046,911	81,747
Increase (decrease) in due to affiliates	(284,694)	583,522
Increase (decrease) in interest payable	1,065,903	—
Increase (decrease) in payables from unsettled transactions	48,040,191	4,334,741
Increase (decrease) in director fees payable	(26,250)	26,250
Net cash used in operating activities	(215,909,925)	(20,650,878)
Financing activities:
Distributions paid in cash	(2,372,190)	—
Borrowings under the credit facilities	158,000,000	—
Repayments of borrowings under the credit facilities	(75,000,000)	—
Proceeds from the issuance of common stock	137,699,729	30,793,769
Deferred financing costs paid	(1,107,121)	—
Offering costs paid	(122,903)	—
Net cash provided by financing activities	217,097,515	30,793,769
Effect of exchange rate changes on foreign currency	29,268	(12,623)
Net increase in cash and cash equivalents and restricted cash	1,216,858	10,130,268
Cash and cash equivalents and restricted cash, beginning of period	10,131,268	1,000
Cash and cash equivalents and restricted cash, end of period	$11,348,126	$10,131,268
Supplemental information:
Cash paid for interest	$1,446,602	$—
Deferred offering costs incurred	$—	$606,900
Deferred financing costs incurred	$512,500	$—

Reconciliation to the Consolidated Statement of Assets and Liabilities	September 30, 2019	September 30, 2018
Cash and cash equivalents	$11,079,015	$10,131,268
Restricted cash	269,111	—
Total cash and cash equivalents and restricted cash	$11,348,126	$10,131,268

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments						(6)
Access CIG, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	6.07%		$7,551,410	$7,483,710	$7,471,214	(4)
				7,483,710	7,471,214
Adient US LLC		Auto Parts & Equipment
First Lien Term Loan, LIBOR+4.25% cash due 5/6/2024	6.46%		4,987,500	4,962,563	4,918,922	(4)(9)
				4,962,563	4,918,922
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 7/10/2026	7.25%		€2,500,000	2,862,090	2,667,597	(4)(9)
				2,862,090	2,667,597
Air Medical Group Holdings, Inc.		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	6.29%		$1,089,907	1,067,643	1,023,602	(4)
				1,067,643	1,023,602
Aldevron, L.L.C.		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 9/20/2026	6.36%		4,000,000	3,960,000	4,020,000	(4)(11)
				3,960,000	4,020,000
Algeco Scotsman Global Finance Plc		Construction & Engineering
Fixed Rate Bond, 8.00% cash due 2/15/2023			1,000,000	1,020,274	1,002,800	(9)
				1,020,274	1,002,800
Altice France S.A.		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	6.03%		4,000,000	4,000,000	3,997,500	(4)(9)
				4,000,000	3,997,500
Alvotech Holdings S.A.		Biotechnology
Fixed Rate Bond, 15.00% PIK Note A due 12/13/2023			2,000,000	2,203,231	2,444,400	(7)(9)(10)
Fixed Rate Bond, 15.00% PIK Note B due 12/13/2023			2,000,000	2,203,231	2,244,400	(7)(9)(10)
				4,406,462	4,688,800
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	9.56%		7,129,297	7,001,960	6,997,404	(4)(7)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(8,119)	(8,538)	(4)(7)(8)
				6,993,841	6,988,866
Assembled Brands Capital LLC		Specialized Finance
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 10/17/2023	8.10%		—	604,359	604,359	(4)(7)(8)
174,131 Class A Units				82,713	84,576	(7)
110,285 Preferred Units, 6%				110,285	110,285	(7)
7,621 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(7)
				797,357	799,220
Avantor Inc.		Health Care Distributors
Fixed Rate Bond, 9.00% cash due 10/1/2025			1,000,000	1,015,805	1,126,250
				1,015,805	1,126,250
Ball Metalpack Finco, LLC		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 7/31/2025	6.62%		1,481,250	1,475,024	1,397,930	(4)(7)(11)
				1,475,024	1,397,930
Boxer Parent Company Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	6.29%		8,573,368	8,404,544	8,265,456	(4)
				8,404,544	8,265,456
Canyon Buyer, Inc.		Application Software
First Lien Term Loan, LIBOR+4.25% cash due 2/15/2025	6.36%		3,969,773	3,926,398	3,949,924	(4)
				3,926,398	3,949,924

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value	Notes
Cast & Crew Payroll, LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 2/9/2026	6.05%		$3,980,000	$3,940,200	$4,014,825	(4)
				3,940,200	4,014,825
CGG Holding (U.S.) Inc.		Oil & Gas Equipment & Services
Fixed Rate Bond, 9.00% cash due 5/1/2023			819,000	849,160	876,330	(9)
				849,160	876,330
Cincinnati Bell Inc.		Integrated Telecommunication Services
29,443 Common Equity Shares				129,979	149,276
First Lien Term Loan, LIBOR+3.25% cash due 10/2/2024	5.29%		4,987,406	4,944,677	4,982,543	(4)(11)
				5,074,656	5,131,819
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	7.10%		7,960,000	7,880,400	8,009,750	(4)(11)
				7,880,400	8,009,750
Connect U.S. Finco LLC		Alternative Carriers
First Lien Term Loan, LIBOR+4.50% cash due 9/23/2026	7.10%		9,500,000	9,310,000	9,367,143	(4)(9)(11)
				9,310,000	9,367,143
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	7.04%		5,908,300	5,690,535	5,341,103	(4)
				5,690,535	5,341,103
Dcert Buyer, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 8/8/2026	6.26%		8,000,000	7,980,000	7,985,000	(4)(11)
				7,980,000	7,985,000
DigiCert, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 10/31/2024	6.04%		3,922,038	3,887,944	3,921,214	(4)
				3,887,944	3,921,214
DKT Finance APS		Integrated Telecommunication Services
Fixed Rate Bond, 9.38% cash due 6/17/2023			207,000	215,982	223,250	(9)
				215,982	223,250
The Dun & Bradstreet Corporation		Research & Consulting Services
First Lien Term Loan, LIBOR+5.00% cash due 2/6/2026	7.05%		2,500,000	2,509,371	2,518,525	(4)(11)
Fixed Rate Bond, 6.88% cash due 8/15/2026			5,000,000	5,000,000	5,459,375
				7,509,371	7,977,900
EHR Canada, LLC		Food Retail
First Lien Term Loan, LIBOR+8.00% cash due 9/28/2020	10.10%		974,073	964,897	993,555	(4)(7)
				964,897	993,555
ExGen Renewables IV, LLC		Electric Utilities
First Lien Term Loan, LIBOR+3.00% cash due 11/28/2024	5.13%		1,251,000	1,202,830	1,227,156	(4)
				1,202,830	1,227,156
Femur Buyer, Inc.		Health Care Equipment
First Lien Term Loan, LIBOR+4.25% cash due 3/5/2026	6.38%		4,987,500	4,937,625	4,996,851	(4)
				4,937,625	4,996,851
Financial & Risk US Holdings, Inc.		Financial Exchanges & Data
First Lien Term Loan, LIBOR+3.75% cash due 10/1/2025	5.79%		5,637,116	5,591,298	5,673,531	(4)(11)
				5,591,298	5,673,531

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value	Notes
Frontier Communications Corporation		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.80%		$6,772,891	$6,691,179	$6,770,487	(4)(9)(11)
Fixed Rate Bond, 8.50% cash due 4/1/2026			2,035,000	1,980,283	2,039,884
				8,671,462	8,810,371
Gentiva Health Services, Inc.		Health Care Services
First Lien Term Loan, LIBOR+3.75% cash due 7/2/2025	5.81%		2,992,443	2,988,796	3,013,016	(4)(11)
				2,988,796	3,013,016
GI Chill Acquisition LLC		Managed Health Care
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	6.10%		1,980,000	1,970,100	1,975,050	(4)(7)
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	9.60%		2,000,000	1,982,835	2,000,000	(4)(7)
				3,952,935	3,975,050
GoodRx, Inc.		Interactive Media & Services
First Lien Term Loan, LIBOR+2.75% cash due 10/10/2025	4.81%		1,962,982	1,960,647	1,965,435	(4)
Second Lien Term Loan, LIBOR+7.50% cash due 10/12/2026	9.54%		1,333,333	1,308,330	1,350,000	(4)(7)
				3,268,977	3,315,435
HUB International Limited		Insurance Brokers
First Lien Term Loan, LIBOR+3.00% cash due 4/25/2025	5.27%		3,969,849	3,903,391	3,930,369	(4)
				3,903,391	3,930,369
iCIMs, Inc.		Application Software
First Lien Revolver, LIBOR+6.50% cash due 09/12/2024			—	(1,456)	(1,478)	(4)(7)(8)
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	8.56%		1,671,765	1,643,564	1,643,761	(4)(7)
				1,642,108	1,642,283
Informatica, LLC		Application Software
First Lien Term Loan, LIBOR+3.25% cash due 8/5/2022	5.29%		3,969,612	3,955,083	3,990,293	(4)
				3,955,083	3,990,293
KIK Custom Products Inc.		Household Products
First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	6.26%		2,000,000	1,910,503	1,902,500	(4)(9)
				1,910,503	1,902,500
Ligand Pharmaceuticals Inc.		Biotechnology
Fixed Rate Bond, 0.75% cash due 5/15/2023			1,001,000	884,224	836,788	(9)
				884,224	836,788
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	7.05%		8,977,500	8,849,687	8,887,725	(4)(7)
				8,849,687	8,887,725
LTI Holdings, Inc.		Auto Parts & Equipment
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	8.79%		1,000,000	1,000,000	916,250	(4)
				1,000,000	916,250
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 8/2/2025	6.31%		1,287,000	1,274,130	1,279,761	(4)(7)
				1,274,130	1,279,761
McAfee, LLC		Systems Software
First Lien Term Loan, LIBOR+3.75% cash due 9/30/2024	5.79%		4,844,529	4,833,441	4,861,315	(4)
				4,833,441	4,861,315
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Revolver, LIBOR+7.00% cash due 2/15/2025			—	(13,652)	(14,476)	(4)(7)(8)
First Lien Term Loan, LIBOR+7.00% cash due 2/14/2025	9.06%		7,238,095	7,108,397	7,100,571	(4)(7)
				7,094,745	7,086,095
Navicure, Inc.		Health Care Technology
First Lien Term Loan, LIBOR+4.00% cash due 9/18/2026	6.13%		4,000,000	3,980,000	4,005,000	(4)(11)
				3,980,000	4,005,000

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value	Notes
Numericable SFR SA		Integrated Telecommunication Services
Fixed Rate Bond, 7.38% cash due 5/1/2026			$380,000	$380,950	$408,865	(9)
				380,950	408,865
OEConnection LLC		Application Software
First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/24/2026			—	(4,086)	(1,532)	(4)(8)(11)
First Lien Term Loan, LIBOR+4.00% cash due 9/24/2026	6.13%		8,682,796	8,639,382	8,666,515	(4)(11)
				8,635,296	8,664,983
P & L Development, LLC		Pharmaceuticals
First Lien Term Loan, LIBOR+7.50% cash due 6/28/2024	9.55%		4,110,000	4,011,515	4,068,900	(4)(7)
				4,011,515	4,068,900
PaySimple, Inc.		Data Processing & Outsourced Services
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 8/23/2025			—	(53,281)	(40,425)	(4)(7)(8)(11)
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	7.55%		8,305,000	8,140,807	8,180,425	(4)(7)(11)
				8,087,526	8,140,000
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+6.25% cash due 9/15/2023	8.66%		1,409,167	1,397,985	1,380,983	(4)(7)(11)
				1,397,985	1,380,983
Project Boost Purchaser, LLC		Application Software
First Lien Term Loan, LIBOR+3.50% cash due 6/1/2026	5.54%		2,800,000	2,772,000	2,785,650	(4)
Second Lien Term Loan, LIBOR+8.00% cash due 5/9/2027	10.14%		1,500,000	1,500,000	1,500,000	(4)(7)
				4,272,000	4,285,650
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.50% cash due 8/29/2025	6.54%		1,980,000	1,960,200	1,984,960	(4)(11)
				1,960,200	1,984,960
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond, cash due 8/15/2026			2,381,775	1,671,956	1,702,969	(7)
				1,671,956	1,702,969
Signify Health, LLC		Health Care Services
First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.60%		6,964,646	6,899,566	6,955,941	(4)(11)
				6,899,566	6,955,941
Sirva Worldwide, Inc.		Diversified Support Services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	7.54%		1,962,500	1,933,062	1,903,625	(4)
				1,933,062	1,903,625
Sorrento Therapeutics, Inc.		Biotechnology
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 11/7/2023			—	(19,689)	(22,080)	(4)(7)(8)(9)
First Lien Term Loan, LIBOR+7.00% cash due 11/7/2023	9.13%		9,600,000	9,002,287	9,360,000	(4)(7)(9)
Stock Warrants (exercise price $3.28) expiration date 5/7/2029				560,000	533,306	(7)(9)
Stock Warrants (exercise price $3.94) expiration date 11/3/2029				—	102,397	(7)(9)
				9,542,598	9,973,623
StandardAero Aviation Holdings Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+4.00% cash due 4/6/2026	6.10%		3,000,000	2,996,318	3,017,805	(4)
				2,996,318	3,017,805
Sunshine Luxembourg VII SARL		Personal Products
First Lien Term Loan, LIBOR+4.25% cash due 9/25/2026	6.59%		5,000,000	4,975,000	5,029,700	(4)(9)
				4,975,000	5,029,700
TIBCO Software Inc.		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 6/30/2026	6.07%		9,484,693	9,496,896	9,510,397	(4)(11)
				9,496,896	9,510,397

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2019

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value	Notes
Transact Holdings Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 4/30/2026	7.01%		$8,000,000	$7,880,000	$7,960,000	(4)
				7,880,000	7,960,000
Tullow Oil PLC		Oil & Gas Exploration & Production
Fixed Rate Callable Bond, 6.25% cash due 4/15/2022			700,000	691,321	709,800	(9)
				691,321	709,800
Uber Technologies, Inc.		Application Software
First Lien Term Loan, LIBOR+3.50% cash due 7/13/2023	5.55%		3,969,309	3,954,413	3,948,649	(4)
First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	6.03%		981,065	974,542	977,185	(4)
				4,928,955	4,925,834
UFC Holdings, LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	5.30%		3,491,003	3,491,003	3,504,338	(4)
				3,491,003	3,504,338
Uniti Group LP		Specialized REITs
First Lien Term Loan, LIBOR+5.00% cash due 10/24/2022	7.04%		3,429,488	3,345,831	3,351,793	(4)(9)(11)
				3,345,831	3,351,793
UOS, LLC		Trading Companies & Distributors
First Lien Term Loan, LIBOR+5.50% cash due 4/18/2023	7.54%		2,969,620	2,990,975	3,006,741	(4)(11)
				2,990,975	3,006,741
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.60%		4,315,150	4,099,814	4,089,619	(4)(11)
				4,099,814	4,089,619
Verscend Holding Corp.		Health Care Technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	6.54%		8,369,747	8,374,824	8,413,353	(4)(11)
				8,374,824	8,413,353
WeddingWire, Inc.		Interactive Media & Services
First Lien Term Loan, LIBOR+4.50% cash due 12/19/2025	6.54%		2,977,500	2,964,142	2,981,222	(4)(11)
				2,964,142	2,981,222
WideOpenWest Finance, LLC		Cable & Satellite
First Lien Term Loan, LIBOR+3.25% cash due 8/18/2023	5.29%		4,383,110	4,258,195	4,246,138	(4)(9)
				4,258,195	4,246,138
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	6.01%		3,969,925	3,945,385	3,981,100	(4)(11)
				3,945,385	3,981,100
Zillow Group, Inc.		Interactive Media & Services
Fixed Rate Bond, 1.50% cash due 7/1/2023			497,000	471,430	438,913	(9)
				471,430	438,913
Total Non-Control/Non-Affiliate Investments (169.6% of net assets)				$289,322,834	$291,147,011
Cash and Cash Equivalents and Restricted Cash (6.6% of net assets)				$11,348,126	$11,348,126
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (176.3% of net assets)				$300,670,960	$302,495,137

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$2,798,483	€2,475,000	1/16/2020	Bank of New York Mellon	$77,558

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2019

(3)
Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.

(4)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate based rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2019, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 2.04%, the 60-day LIBOR at 2.09%, the 90-day LIBOR at 2.10% and the 30-day EURIBOR at (0.51)%. Most loans include an interest floor, which generally ranges from 0% to 1%.

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

(7)
As of September 30, 2019, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.

(8)
Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

(9)
Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2019, qualifying assets represented 80.1% of the Company's total assets and non-qualifying assets represented 19.9% of the Company's total assets.

(10)
PIK interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of September 30, 2019, the accumulated PIK interest balance for each of the A notes and the B notes was $0.2 million. The fair value of this investment is inclusive of PIK.

(11)	This investment is pledged as collateral under the Citibank Facility (as defined in Note 6 to the accompanying notes to the consolidated financial statements).
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments						(6)
AI Sirona (Luxembourg) Acquisition S.a.r.l		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% (0% Floor) cash due 7/10/2026	7.25%		€2,500,000	$2,862,090	$2,889,231	(4)(9)
				2,862,090	2,889,231
Altice France S.A.		Integrated telecommunication services
Fixed Rate Callable Bond 7.75% cash due 5/15/2022			$465,000	445,977	454,305	(9)
Fixed Rate Callable Bond 7.75% cash due 5/15/2022			265,000	254,400	258,905	(9)
				700,377	713,210
Ball Metalpack Finco, LLC		Metal & glass containers
First Lien Term Loan, LIBOR+4.50% due 7/31/2025	6.74%		1,496,250	1,488,884	1,514,018	(4)
				1,488,884	1,514,018
EHR Canada, LLC		Food retail
First Lien Term Loan, LIBOR+8.00% (1% Floor) cash due 9/28/2020	10.30%		1,500,000	1,470,123	1,470,000	(4)(7)
				1,470,123	1,470,000
GI Chill Acquisition LLC		Managed healthcare
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	6.39%		2,000,000	1,990,000	2,012,500	(4)(7)
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	9.68%		2,000,000	1,980,329	1,980,000	(4)(7)
				3,970,329	3,992,500
GTT Communications Inc.		Internet services & infrastructure
Fixed Rate Callable Bond 7.88% cash due 12/31/2024			266,000	252,625	260,015	(9)
				252,625	260,015
iCIMs, Inc.		Application software
First Lien Term Loan, LIBOR+6.50% (1% Floor) cash due 9/12/2024	8.64%		1,411,765	1,383,774	1,383,529	(4)(7)
First Lien Revolver, LIBOR+6.50% (1% Floor) cash due 9/12/2024			—	(1,749)	(1,765)	(4)(7)(8)
				1,382,025	1,381,764
LTI Holdings, Inc.		Auto parts & equipment
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	8.99%		1,000,000	1,000,000	1,002,710	(4)
				1,000,000	1,002,710
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 8/2/2025	6.38%		1,300,000	1,287,000	1,295,938	(4)(7)
				1,287,000	1,295,938
ProFrac Services, LLC		Industrial machinery
First Lien Term Loan, LIBOR+5.75% (1% Floor) cash due 9/15/2023	8.07%		1,500,000	1,485,091	1,492,500	(4)(7)
				1,485,091	1,492,500
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.50% cash due 8/29/2025	6.89%		2,000,000	1,980,000	2,022,500	(4)(7)
				1,980,000	2,022,500
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			2,400,000	1,500,000	1,500,000	(7)
				1,500,000	1,500,000
Sequa Mezzanine Holdings, LLC		Aerospace & defense
First Lien Term Loan, LIBOR+5.00% (1% Floor) cash due 11/28/2021	7.19%		1,496,212	1,484,303	1,474,390	(4)
				1,484,303	1,474,390

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2018

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value	Notes
Sirva Worldwide, Inc.		Diversified support services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	7.75%		$2,000,000	$1,970,000	$2,007,500	(4)
				1,970,000	2,007,500
Tullow Oil PLC		Oil & gas exploration & production
Fixed Rate Callable Bond 6.25% cash due 04/15/2022			700,000	688,282	701,015	(9)
				688,282	701,015
Verscend Holding Corp.		Healthcare technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	6.74%		1,500,000	1,488,750	1,515,315	(4)
				1,488,750	1,515,315
Total Non-Control/Non-Affiliate Investments (83.1% of net assets)				$25,009,879	$25,232,606
Cash and Cash Equivalents (33.4% of net assets)				$10,131,268	$10,131,268
Total Portfolio Investments, Cash and Cash Equivalents (116.4% of net assets)				$35,141,147	$35,363,874

(1)	All debt investments are income producing unless otherwise noted.

(2)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)
Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.

(4)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate based rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2018, the reference rates for our variable rate loans were the 30-day LIBOR at 2.24%, the 60-day LIBOR at 2.29%, the 90-day LIBOR at 2.39%, the 180-day LIBOR at 2.59% and the 30-day EURIBOR at (0.40)%.

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

See notes to Consolidated Financial Statements.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization
Oaktree Strategic Income II, Inc. (together with its consolidated subsidiaries, the "Company") is structured as a closed-end investment company focused on lending to small- and medium-sized companies. The Company has elected to be regulated as a business development company (a "BDC") under the Investment Company Act and has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the "Code").

The Company was formed on April 30, 2018 as a Delaware corporation and is externally managed by Oaktree Capital Management, L.P. (the "Adviser"), a subsidiary of Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

The Company conducts private offerings (each, a “Private Offering”) of its common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing of a Private Offering, each investor participating in that closing makes a capital commitment (each, a “Capital Commitment”) to purchase the Company's Common Stock pursuant to a subscription agreement entered into with the Company in connection with its Capital Commitment ("Subscription Agreement"). Investors are required to fund drawdowns to purchase the Company's Common Stock up to the amount of their respective Capital Commitments on an as-needed basis. On July 23, 2018, the Company was initially capitalized with a $1,000 investment by the Adviser. The initial closing of a Private Offering occurred on August 6, 2018 (the "Initial Closing"). The Company's operations commenced on August 6, 2018, and loan origination and investment activities commenced shortly after the Initial Closing. As of September 30, 2019, the Company received $337,683,996 in Capital Commitments from investors in connection with Private Offerings.

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Certain Level III assets are valued using prices obtained from pricing vendors or brokers. These investments are classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustment for investment-specific factors or restrictions. The Company seeks to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If the Company is unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within our set threshold, the Company will seek to obtain a quote directly from a broker making a market for the asset. However, given the nature of our portfolio, the Company does not expect that all of our Level III assets will be valued at least annually using prices obtained from pricing vendors or brokers. Generally, the Company does not adjust any of the prices received from these sources, and all prices are reviewed by the Company. The Company evaluates the prices obtained from pricing vendors or brokers based on available market information, including trading activity of the subject or similar securities, or

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Adviser also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, the Adviser performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process.
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
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, we value such investments using different valuation techniques. One valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The market yield technique is considered in the valuation of non-publicly traded debt investments, utilizing expected future cash flows, discounted using estimated current market rates. Discounted cash flow calculations may be adjusted to reflect current market conditions and/or the perceived credit risk of the borrowers. Consideration is also given to a borrower’s ability to meet principal and interest obligations; this may include an evaluation of collateral or the underlying value of the borrower, utilizing either the market or income techniques. A market technique utilizes valuations of comparable public companies or transactions and generally seeks to establish the enterprise value of the portfolio company using a market multiple technique. This technique takes into account a specific financial measure (such as earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted EBITDA, free cash flow, net operating income, net income, book value or net asset value) believed to be most relevant for the given company. Consideration may also be given to such factors as acquisition price of the security, historical and projected operational and financial results for the portfolio company, the strengths and weaknesses of the portfolio company relative to its comparable companies, industry trends, general economic and market conditions and other factors deemed relevant. The income technique is typically a discounted cash flow method that incorporates expected timing and level of cash flows. It incorporates assumptions in determining growth rates, income and expense projections, discount rates, capital structure, terminal values and other factors. The applicability and weight assigned to market and income techniques are determined based on the availability of reliable projections and comparable companies and transactions.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dispositions of investments in the future. Estimated fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the consolidated financial statements.
The Company may estimate the fair value of privately held warrants using a Black Scholes pricing model, which includes an analysis of various factors and subjective assumptions, including the current stock price (by using an enterprise value analysis as described above), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk-free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," and "credit facilities payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "interest receivable," "receivables from unsettled transactions," "receivable for shares sold," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliates," "interest payable," "director fees payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.
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
Derivative Instruments
The Company does not utilize hedge accounting and as such values its derivative instruments at fair value with the unrealized gains or losses recorded in “net unrealized appreciation (depreciation)” in the Company’s Consolidated Statements of Operations.
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
PIK Interest Income
The Company's investments in debt securities may contain payment-in-kind ("PIK") interest provisions. PIK interest, which typically represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest on a loan or debt security involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success; information obtained by the Company in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which the portfolio company operates. The Company's determination to cease accruing PIK interest is generally made well before the Company's full write-down of a loan or debt security. In addition, if it is subsequently determined that the Company will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on the Company’s debt investments increases the recorded cost bases of these investments in the consolidated financial statements for purposes of computing the capital gains incentive fee payable by the Company to the Adviser. To maintain its status as a RIC, certain income from PIK interest may be required to be distributed to the Company’s stockholders, even though the Company has not yet collected the cash and may never do so.
Fee Income
The Adviser may provide financial advisory services to portfolio companies in connection with structuring a transaction and in return the Company may receive fees for capital structuring services. These fees are generally nonrecurring and are recognized by the Company upon the investment closing date. The Company may also receive additional fees in the ordinary course of business, including servicing, amendment, and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.
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
Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents and restricted cash consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Cash and cash equivalents and restricted cash are included on the Company's Schedule of Investments and cash equivalents are classified as Level I assets.
As of September 30, 2019, included in restricted cash was $269,111 that was held at Deutsche Bank Trust Company Americas in connection with the Company's Citibank Facility (defined in Note 6 – Borrowings). The Company was restricted in terms of access to the $269,111 until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the credit agreement.
Organization and Offering Expenses:
Costs incurred to organize the Company are expensed as incurred. For the year ended September 30, 2019 and the period from August 6, 2018 (commencement of operations) through September 30, 2018, the Company incurred organizational costs of $56,921 and $399,894, respectively.
Offering costs incurred in connection with Private Offerings were recognized as a deferred cost and amortized on a straight line basis over twelve months beginning on August 6, 2018 (commencement of operations). For the year ended September 30, 2019 and the period from August 6, 2018 (commencement of operations) through September 30, 2018, the Company incurred offering costs of $122,903 and $606,900, respectively. For the year ended September 30, 2019 and the period from August 6, 2018 (commencement of operations) through September 30, 2018, the Company amortized $642,205 and $87,598 of deferred offering costs, respectively. As of September 30, 2019, all offering costs incurred to date have been fully amortized.
Receivables/Payables From Unsettled Transactions:
Receivables/payables from unsettled transactions consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date.
Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities and debt offerings. Deferred financing costs incurred in connection with credit facilities are capitalized as an asset when incurred. Deferred financing costs incurred in connection with all other debt arrangements are a direct deduction from the related debt liability when incurred. Deferred financing costs are amortized using the effective interest method over the term of the respective credit facility or other debt arrangement. This amortization expense is included in interest expense in the Company's Consolidated Statements of

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operations. Upon early termination or modification of a credit facility or other debt arrangement, all or a portion of unamortized fees related to such facility or other debt arrangement may be accelerated into interest expense.
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company incurred a U.S. federal excise tax of $14,515 for calendar year 2018 and does not expect to incur U.S. federal excise tax for calendar year 2019.
The Company may hold certain portfolio investments through taxable subsidiaries. The purpose of a taxable subsidiary is to permit the Company to hold equity investments in portfolio companies which are "pass through" entities for U.S. federal income tax purposes in order to comply with the RIC tax requirements. The taxable subsidiaries are consolidated for financial reporting purposes, and portfolio investments held by them are included in the Company’s consolidated financial statements as portfolio investments and recorded at fair value. The taxable subsidiaries are not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, if any, would be reflected in the Company's Consolidated Statements of Operations. The Company uses the asset and liability method to account for its income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.
FASB ASC Topic 740 Accounting for Uncertainty in Income Taxes ("ASC 740") provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax year 2018. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Portfolio Investments
Portfolio Composition
 As of September 30, 2019, the fair value of the Company's investment portfolio was $291.1 million and was comprised of investments in 69 portfolio companies. As of September 30, 2018, the fair value of the Company's investment portfolio was $25.2 million and was comprised of investments in 16 portfolio companies.
As of September 30, 2019 and September 30, 2018, the Company's investment portfolio consisted of the following:

	September 30, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$281,238,755	97.20%	$21,868,595	87.44%
Subordinated debt	7,201,102	2.49%	3,141,284	12.56%
Common equity & warrants	772,692	0.27%	—	—%
Preferred equity	110,285	0.04%	—	—%
Total	$289,322,834	100.00%	$25,009,879	100.00%

	September 30, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$282,841,206	97.14%	164.80%	$22,058,366	87.42%	72.63%
Subordinated debt	7,325,965	2.52%	4.27%	3,174,240	12.58%	10.45%
Common equity & warrants	869,555	0.30%	0.51%	—	—%	—%
Preferred equity	110,285	0.04%	0.06%	—	—%	—%
Total	$291,147,011	100.00%	169.64%	$25,232,606	100.00%	83.08%
The composition of the Company's debt investments as of September 30, 2019 and September 30, 2018 by floating rates and fixed rates was as follows:

	September 30, 2019		September 30, 2018
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$270,653,147	93.27%	$22,058,366	87.42%
Fixed rate	19,514,024	6.73%	3,174,240	12.58%
Total	$290,167,171	100.00%	$25,232,606	100.00%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	September 30, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
United States	$257,736,195	89.08%	$19,289,006	77.13%
United Kingdom	11,021,595	3.81%	688,283	2.75%
Luxembourg	7,837,090	2.71%	3,562,467	14.24%
France	5,230,110	1.81%	—	—%
Iceland	4,406,462	1.52%	—	—%
Canada	2,875,400	0.99%	1,470,123	5.88%
Denmark	215,982	0.08%	—	—%
Total	$289,322,834	100.00%	$25,009,879	100.00%

	September 30, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$259,279,171	89.06%	151.07%	$19,459,150	77.11%	64.07%
United Kingdom	11,079,743	3.81%	6.46%	701,015	2.78%	2.31%
Luxembourg	7,697,297	2.64%	4.48%	3,602,441	14.28%	11.86%
France	5,282,695	1.81%	3.08%	—	—%	—%
Iceland	4,688,800	1.61%	2.73%	—	—%	—%
Canada	2,896,055	0.99%	1.69%	1,470,000	5.83%	4.84%
Denmark	223,250	0.08%	0.13%	—	—%	—%
Total	$291,147,011	100.00%	169.64%	$25,232,606	100.00%	83.08%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of September 30, 2019 and September 30, 2018 was as follows:

	September 30, 2019		September 30, 2018
Cost:		% of Total Investments		% of Total Investments
Application Software	$59,770,591	20.64%	$1,382,025	5.53%
Biotechnology	20,067,414	6.94%	1,287,000	5.15%
Internet Services & Infrastructure	18,962,689	6.55%	252,625	1.01%
Integrated Telecommunication Services	18,343,050	6.34%	700,377	2.80%
Systems Software	13,237,985	4.58%	—	—%
Health Care Technology	12,354,824	4.27%	1,488,750	5.95%
Health Care Services	10,956,005	3.79%	—	—%
Diversified Support Services	9,416,772	3.25%	1,970,000	7.88%
Alternative Carriers	9,310,000	3.22%	—	—%
Real Estate Services	8,849,687	3.06%	—	—%
Pharmaceuticals	8,545,561	2.95%	4,362,090	17.44%
Data Processing & Outsourced Services	8,087,526	2.80%	—	—%
Oil & Gas Refining & Marketing	7,880,400	2.72%	—	—%
Research & Consulting Services	7,509,371	2.60%	—	—%
Aerospace & Defense	6,941,703	2.40%	1,484,303	5.93%
Interactive Media & Services	6,704,549	2.32%	—	—%
Auto Parts & Equipment	5,962,563	2.06%	1,000,000	4.00%
IT Consulting & Other Services	5,690,535	1.97%	—	—%
Financial Exchanges & Data	5,591,298	1.93%	—	—%
Personal Products	4,975,000	1.72%	—	—%
Health Care Equipment	4,937,625	1.71%	—	—%
Cable & Satellite	4,258,195	1.47%	—	—%
Managed Health Care	3,952,935	1.37%	3,970,329	15.88%
Insurance Brokers	3,903,391	1.35%	—	—%
Movies & Entertainment	3,491,003	1.21%	—	—%
Specialized REITs	3,345,831	1.16%	—	—%
Trading Companies & Distributors	2,990,975	1.03%	—	—%
Publishing	1,960,200	0.68%	1,980,000	7.92%
Household Products	1,910,503	0.66%	—	—%
Metal & Glass Containers	1,475,024	0.51%	1,488,884	5.95%
Industrial Machinery	1,397,985	0.48%	1,485,091	5.93%
Electric Utilities	1,202,830	0.42%	—	—%
Construction & Engineering	1,020,274	0.35%	—	—%
Health Care Distributors	1,015,805	0.35%	—	—%
Food Retail	964,897	0.33%	1,470,123	5.88%
Oil & Gas Equipment & Services	849,160	0.29%	—	—%
Specialized Finance	797,357	0.28%	—	—%
Oil & Gas Exploration & Production	691,321	0.24%	688,282	2.75%
Total	$289,322,834	100.00%	$25,009,879	100.00%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2019			September 30, 2018
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$60,022,674	20.64%	34.97%	$1,381,764	5.48%	4.55%
Biotechnology	20,798,972	7.14%	12.12%	1,295,938	5.14%	4.27%
Internet Services & Infrastructure	18,992,309	6.52%	11.07%	260,015	1.03%	0.86%
Integrated Telecommunication Services	18,571,805	6.38%	10.82%	713,210	2.83%	2.35%
Systems Software	13,126,771	4.51%	7.65%	—	—%	—%
Health Care Technology	12,418,353	4.27%	7.24%	1,515,315	6.01%	4.99%
Health Care Services	10,992,559	3.78%	6.40%	—	—%	—%
Diversified Support Services	9,374,839	3.22%	5.46%	2,007,500	7.96%	6.61%
Alternative Carriers	9,367,143	3.22%	5.46%	—	—%	—%
Real Estate Services	8,887,725	3.05%	5.18%	—	—%	—%
Pharmaceuticals	8,439,466	2.90%	4.92%	4,389,231	17.38%	14.45%
Data Processing & Outsourced Services	8,140,000	2.80%	4.74%	—	—%	—%
Oil & Gas Refining & Marketing	8,009,750	2.75%	4.67%	—	—%	—%
Research & Consulting Services	7,977,900	2.74%	4.65%	—	—%	—%
Aerospace & Defense	6,998,905	2.40%	4.08%	1,474,390	5.84%	4.85%
Interactive Media & Services	6,735,570	2.31%	3.92%	—	—%	—%
Auto Parts & Equipment	5,835,172	2.00%	3.40%	1,002,710	3.97%	3.30%
Financial Exchanges & Data	5,673,531	1.95%	3.31%	—	—%	—%
IT Consulting & Other Services	5,341,103	1.83%	3.11%	—	—%	—%
Personal Products	5,029,700	1.73%	2.93%	—	—%	—%
Health Care Equipment	4,996,851	1.72%	2.91%	—	—%	—%
Cable & Satellite	4,246,138	1.46%	2.47%	—	—%	—%
Managed Health Care	3,975,050	1.37%	2.32%	3,992,500	15.82%	13.15%
Insurance Brokers	3,930,369	1.35%	2.29%	—	—%	—%
Movies & Entertainment	3,504,338	1.20%	2.04%	—	—%	—%
Specialized REITs	3,351,793	1.15%	1.95%	—	—%	—%
Trading Companies & Distributors	3,006,741	1.03%	1.75%	—	—%	—%
Publishing	1,984,960	0.68%	1.16%	2,022,500	8.02%	6.66%
Household Products	1,902,500	0.65%	1.11%	—	—%	—%
Metal & Glass Containers	1,397,930	0.48%	0.81%	1,514,018	6.00%	4.98%
Industrial Machinery	1,380,983	0.47%	0.80%	1,492,500	5.91%	4.91%
Electric Utilities	1,227,156	0.42%	0.72%	—	—%	—%
Health Care Distributors	1,126,250	0.39%	0.66%	—	—%	—%
Construction & Engineering	1,002,800	0.34%	0.58%	—	—%	—%
Food Retail	993,555	0.34%	0.58%	1,470,000	5.83%	4.84%
Oil & Gas Equipment & Services	876,330	0.30%	0.51%	—	—%	—%
Specialized Finance	799,220	0.27%	0.47%	—	—%	—%
Oil & Gas Exploration & Production	709,800	0.24%	0.41%	701,015	2.78%	2.31%
Total	$291,147,011	100.00%	169.64%	$25,232,606	100.00%	83.08%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of September 30, 2019 on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$219,518,979	$63,322,227	$282,841,206
Subordinated debt	—	5,622,996	1,702,969	7,325,965
Common equity & warrants	149,276	—	720,279	869,555
Preferred equity	—	—	110,285	110,285
Total investments at fair value	149,276	225,141,975	65,855,760	291,147,011
Derivative assets	—	77,558	—	77,558
Total assets at fair value	$149,276	$225,219,533	$65,855,760	$291,224,569
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
The principal value of the Company's credit facilities approximates fair value due to their variable rates and are included in Level 3 of the hierarchy.
The following table provides a roll-forward of the changes in fair value from September 30, 2018 to September 30, 2019, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity & Warrants	Total
Fair value as of September 30, 2018	$11,655,202	$1,500,000	$—	$—	$13,155,202
New investments	53,352,111	—	110,285	642,713	54,105,109
Redemptions/repayments/sales	(2,768,599)	(18,225)	—	—	(2,786,824)
Transfers in (a)	1,514,018	—	—	—	1,514,018
Transfers out (a)	(2,022,500)	—	—	—	(2,022,500)
Capitalized PIK interest income	558,051	—	—	—	558,051
Accretion of OID	321,127	190,181	—	—	511,308
Net unrealized appreciation (depreciation)	712,817	31,013	—	77,566	821,396
Fair value as of September 30, 2019	$63,322,227	$1,702,969	$110,285	$720,279	$65,855,760
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at September 30, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the year ended September 30, 2019	$712,817	$31,013	$—	$77,566	$821,396

(a) There were transfers in/out of Level 3 from/to Level 2 for certain investments during the year ended September 30, 2019 as a result of a change in the number of market quotes available and/or a change in market liquidity.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from August 6, 2018 (commencement of operations) to September 30, 2018, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Investments

	Senior secured debt	Subordinated Debt	Total
New investments	$11,573,764	$1,500,000	$13,073,764
Accretion of original issue discount	803	—	803
Net unrealized appreciation on investments	80,635	—	80,635
Fair value as of September 30, 2018	$11,655,202	$1,500,000	$13,155,202
Net unrealized appreciation relating to Level 3 assets and liabilities still held at September 30, 2018 and reported within net unrealized appreciation (depreciation) in the Statement of Operations for the period from August 6, 2018 to September 30, 2018	$80,635	$—	$80,635

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2019:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average (a)
Senior secured debt	$31,341,878	Market yield technique	Market yield	(b)	8.0%	18.0%	11.0%
	30,480,349	Broker quotations	Broker quoted price	(c)	N/A	N/A	N/A
	1,500,000	Transaction precedent technique	Transaction price	(e)	N/A	N/A	N/A
Subordinated debt	1,702,969	Market yield technique	Market yield	(b)	13.0%	15.0%	14.0%
Common equity & warrants & preferred equity	830,564	Enterprise value technique	Asset multiple	(d)	0.7x	0.9x	0.8x
Total	$65,855,760
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
(d) Used when market participant would use such multiple when pricing the investment.
(e) Used when there is an observable transaction or pending event for the investment.

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
Under the enterprise value technique, the significant unobservable input used in the fair value measurement of the Company's investments is the EBITDA, revenue or asset multiple, as applicable. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively.

Note 4. Fee Income
For the year ended September 30, 2019, the Company recorded total fee income of $471,739, of which $38,405 was recurring in nature. For the period from August 6, 2018 (commencement of operations) through September 30, 2018, the Company did not record any fee income.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the year ended September 30, 2019 and the period from August 6, 2018 (commencement of operations) to September 30, 2018:

	Year ended September 30, 2019	Period from August 6, 2018 (commencement of operations) to September 30, 2018
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$5,619,394	$(462,452)
Weighted average common shares outstanding	4,094,929	963,587
Earnings (loss) per common share — basic and diluted	$1.37	$(0.48)

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Net Assets
The following table presents the changes in net assets for the period from August 6, 2018 (commencement of operations) through September 30, 2018 and the year ended September 30, 2019:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at August 6, 2018 (commencement of operations)	50	$—	$1,000	$—	$1,000
Net investment income (loss)	—	—	—	(672,556)	(672,556)
Net unrealized appreciation (depreciation)	—	—	—	210,104	210,104
Net realized gains (losses)	—	—	—	—	—
Issuance of common stock	1,541,688	1,542	30,832,227	—	30,833,769
Balance at September 30, 2018	1,541,738	1,542	30,833,227	(462,452)	30,372,317
Net investment income	—	—	—	3,691,640	3,691,640
Net unrealized appreciation (depreciation)	—	—	—	1,691,630	1,691,630
Net realized gains (losses)	—	—	—	236,124	236,124
Distributions to stockholders	—	—	—	(2,372,190)	(2,372,190)
Reclassification of additional paid-in-capital	—	—	(14,515)	14,515	—
Issuance of common stock	6,768,123	6,768	138,000,461	—	138,007,229
Balance at September 30, 2019	8,309,861	$8,310	$168,819,173	$2,799,267	$171,626,750
Capital Activity
As of September 30, 2019, the Company received $337,683,996 in Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser. As of September 30, 2019, the Company completed drawdowns of $168,841,998, or 50.0%, of such Capital Commitments.
The Company has the authority to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for the Company’s Common Stock through September 30, 2019:

	Shares Issued	Price per Share	Proceeds
August 6, 2018 (1)	770,869	$20.00	$15,417,385
September 17, 2018	770,869	20.00	15,417,384
October 29, 2018	1,060,964	19.85	21,060,130
November 15, 2018	789,198	19.82	15,641,900
April 29, 2019	1,655,314	20.40	33,768,400
August 30, 2019	1,631,324	20.70	33,768,400
September 23, 2019	1,631,323	20.70	33,768,399
Total	8,309,861		$168,841,998
__________________

(1)	Includes 50 shares issued to one or more affiliates of the Adviser on July 23, 2018.

Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The Company is required to distribute dividends each tax year to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the board of directors and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, may be distributed to stockholders or retained for reinvestment.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 8, 2019, the Company's board of directors declared a quarterly distribution of $0.47 per share, which was paid in cash on August 29, 2019 to the Company's stockholders of record as of the close of business on August 15, 2019. Additionally, on August 8, 2019, the Company's board of directors approved a quarterly distribution not to exceed $2.5 million, payable in cash on November 21, 2019 in an amount per share based on the outstanding number of shares held by the Company's stockholders of record on the close of business on November 7, 2019. Pursuant to this approval, the Company declared a quarterly distribution of $2.4 million or $0.29 per share, which was paid in cash on November 21, 2019 to the Company's stockholders of record as of the close of business on November 7, 2019.
Note 6. Borrowings
CNB Facility
On October 16, 2018, the Company entered into a revolving credit agreement (the “Credit Agreement”) between the Company, as borrower, and City National Bank (“CNB”), as lender. As of September 30, 2019, the Credit Agreement provides for a senior secured revolving credit facility (the “CNB Facility”) of up to $100 million (the “Maximum Commitment”) in aggregate principal amount, subject to (i) the lesser of a percentage of unfunded commitments from certain classes of eligible investors in the Company and (ii) the Maximum Commitment. The maturity date of the CNB Facility is October 15, 2020. Borrowings under the CNB Facility bear interest at a rate equal to (a) the LIBOR for the selected period plus 1.65% for LIBOR loans or (b) the prime rate of CNB minus 0.25% for prime rate loans. There is a non-usage fee of 25 basis points per year on the unused portion of the CNB Facility, payable quarterly.
The CNB Facility is secured by a first priority security interest, subject to customary exceptions, in (i) all Capital Commitments, (ii) the Company's right to make capital calls, receive payment of capital contributions from investors and enforce payment of capital commitments and capital contributions under the Subscription Agreements with investors and other operative documents and (iii) a cash collateral account into which the capital contributions from investors are made. The Company has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Company's borrowings, including under the CNB Facility, are subject to the leverage restrictions contained in the Investment Company Act.
As of September 30, 2019, the Company had $65.0 million outstanding under the CNB Facility. The Company’s borrowings under the CNB Facility bore interest at a weighted average interest rate of 4.09% for the year ended September 30, 2019. For the year ended September 30, 2019, the Company recorded interest expense (including amortized financing costs) of $2,657,341 related to the CNB Facility.

Citibank Facility
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
The Loan Agreement provides for a senior secured revolving credit facility (the “Citibank Facility”) of up to $100 million (the “Maximum Commitment”) in aggregate principal amount, subject to the lesser of (i) the borrowing base, which is an amount based on advance rates that vary depending on the class of assets and the value assigned to such assets under the Loan Agreement and (ii) the Maximum Commitment. The Citibank Facility has a three year reinvestment period (the “Reinvestment Period”) during which advances may be made and matures five years from the Closing Date. Following the Reinvestment Period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the Citibank Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender under the Loan Agreement, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) the London Interbank Offered Rate for a three month maturity (“LIBOR”) and (b) for all other lenders under the Citibank Facility, LIBOR, plus, in each case, an applicable spread. During the Reinvestment Period, the applicable spread is the greater of (i) a weighted average rate of (x) 1.65% per year for broadly syndicated loans and (y) 2.25% per year for all other eligible loans and (ii) 1.85%. After the Reinvestment Period, the applicable spread is 3.00% per year. There is also a non-usage fee of (i) 0.40% per year for the first six months following the Closing Date (the “Ramp-Up Period”) and (ii) 0.50% per year thereafter, in each case, on the unused portion of the Citibank Facility, payable quarterly; provided that if after the Ramp-Up Period the unused portion of the Citibank Facility is greater than 30% of the commitments under the Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the Citibank Facility.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Citibank Facility is secured by a first priority security interest in substantially all of OSI 2 SPV’s assets.
As part of the Citibank Facility, OSI 2 SPV is subject to certain limitations as to how borrowed funds may be used and the types of loans that are eligible to be acquired by OSI 2 SPV including, but not limited to, restrictions on sector concentrations, loan size, tenor and minimum investment ratings (or estimated ratings). The Citibank Facility also contains certain requirements relating to interest coverage, collateral quality and portfolio performance, certain violations of which could result in the acceleration of the amounts due under the Citibank Facility.
Under the Citibank Facility, the Company and OSI 2 SPV, as applicable, have made customary representations and warranties, and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities.
OSI 2 SPV’s borrowings are non-recourse to the Company but are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.
As of September 30, 2019, the Company had $18.0 million outstanding under the Citibank Facility. The Company’s borrowings under the Citibank Facility bore interest at a weighted average interest rate of 4.03% for the year ended September 30, 2019. For the year ended September 30, 2019, the Company recorded interest expense (including amortized financing costs) of $160,052 related to the Citibank Facility.

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
Listed below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the year ended September 30, 2019 and the period from August 6, 2018 (commencement of operations) to September 30, 2018:

	Year ended September 30, 2019	Period from August 6, 2018 (commencement of operations) to September 30, 2018
Net increase (decrease) in net assets resulting from operations	$5,619,394	$(462,452)
Net unrealized (appreciation) depreciation	(1,691,630)	(210,104)
Book/tax differences due to capital gains incentive fee	385,550	—
Book/tax difference due to organizational and deferred offering costs	668,719	483,049
Other book/tax differences	14,515	—
Taxable income (1)	$4,996,548	$(189,507)

__________________

(1)
The Company's taxable income for the year ended September 30, 2019 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2019. Therefore, the final taxable income may be different than the estimate.

As of September 30, 2019, the Company's tax year end, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net	$1,793,055
Net realized capital gains	642,220
Unrealized gains, net	$363,992
As a RIC, the Company is also subject to a U.S. federal excise tax based on distribution requirements of its taxable income on a calendar year basis. The Company anticipates timely distribution of its taxable income in accordance with tax rules. The Company incurred a U.S. federal excise tax of $14,515 for the year ended September 30, 2019, which has been recognized on the Company's Consolidated Statement of Operations for the year ended September 30, 2019.
For the year ended September 30, 2019, the Company reclassified $14,515 of additional paid-in-capital to accumulated distributable earnings (loss) on the Consolidated Statement of Assets and Liabilities to reflect permanent tax to GAAP differences related to U.S. federal excise taxes. This reclassification did not impact total net assets.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate cost of investments for income tax purposes was $290,860,578 as of September 30, 2019. As of September 30, 2019, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for income tax purposes was $3,314,337. As of September 30, 2019, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for income tax purposes over value was $2,950,345. As of September 30, 2019, net unrealized appreciation based on the aggregate cost of investments for income tax purposes was $363,992.
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
For purposes of calculating the Management Fee, the Gross Asset Value is determined by the Company’s board of directors (including any committee thereof). Until the Management Fee for each quarter was calculated based on the Company’s average Gross Asset Value at the end of each month during such calendar quarter (prior to taking into account any Incentive Fee); provided, that the Management Fee for the Company’s first calendar quarter was calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). Following August 6, 2019, the Management Fee for each quarter is calculated based on the Company’s average Gross Asset Value at the end of such quarter and at the end of the preceding quarter (in each case, prior to taking into account any Incentive Fee); provided, that the Management Fee for the calendar quarter in which the Company consummates a Qualified Listing will be calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). For the year ended September 30, 2019, base management fees were $1,570,326. For the period from August 6, 2018 (date of commencement) to September 30, 2018, base management fees were $39,726.
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

The foregoing calculations will be appropriately prorated for any period of less than three months and adjusted for any issuances or repurchases of Common Stock during a quarter. For the year ended September 30, 2019, Investment Income Incentive Fees were $411,257. For the period from August 6, 2018 (date of commencement) to September 30, 2018, there was no Investment Income Incentive Fee.
Capital Gains Incentive Fee
In addition to the Investment Income Incentive Fee described above, the Adviser is entitled to receive a Capital Gains Incentive Fee (as defined below). The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each calendar year. The Capital Gains Incentive Fee is equal to 20% of the realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee with respect to each of the investments in the Company’s portfolio, provided that the Capital Gains Incentive Fee determined as of December 31, 2018, was calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of the Initial Closing through the end of 2018 (the “Capital Gains Incentive Fee,” and together with the Investment Income Incentive Fee, the “Incentive Fee”).
Although the Capital Gains Incentive Fee due to the Adviser will not be payable until it is contractually due based on the Investment Advisory Agreement, the Company will accrue this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 20% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the year ended September 30, 2019, the Company accrued $385,550 of Capital Gains Incentive Fee, and for the period from August 6,

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018 (date of commencement) to September 30, 2018, the Company accrued $42,021 of Capital Gains Incentive Fee. As of September 30, 2019, there was $427,571 of Capital Gains Incentive Fee accrued on a cumulative basis. As of September 30, 2019, the Company has not paid any capital gains incentive fees, and no amount is currently payable under the terms of the Investment Advisory Agreement.
As of September 30, 2019 and 2018, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $1,128,658 and $81,747, respectively, reflecting the unpaid portion of the base management fee and incentive fee payable to the Adviser.
Administration Agreement
The Company entered into an administration agreement (the “Administration Agreement”) with Oaktree Fund Administration, LLC (the “Administrator”), an affiliate of the Adviser. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities (certain of which are located in buildings owned by a Brookfield affiliate), equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, the Company’s required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, and being responsible for the financial records that the Company is required to maintain and preparing reports to stockholders and reports filed with the SEC. In addition, the Administrator assists the Company in determining and publishing the net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.
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
For the year ended September 30, 2019, the Company incurred $644,180 of expenses under the Administration Agreement, of which $421,173 was included in administrator expense and the remaining $223,007 was included across general and administrative expenses, offering costs and organization expenses on the Consolidated Statements of Operations. For the period from August 6, 2018 (date of commencement) through September 30, 2018, the Company incurred $109,484 of expenses under the Administration Agreement, of which $12,780 was included in administrator expense and the remaining $96,704 was included in general and administrative expenses, offering costs and organization expenses on the Consolidated Statements of Operations. As of September 30, 2019 and 2018, $753,665 and $1,114,484, respectively, was included in “Due to affiliates” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses, including deferred offering costs.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Financial Highlights

	Year ended September 30, 2019	Period from August 6, 2018 (commencement of operations) through September 30, 2018
Net asset value at beginning of period	$19.70	$20.00
Net investment income (loss) (1)	0.90	(0.70)
Net realized gains (losses) (1)	0.06	—
Net unrealized appreciation (depreciation) (2)	0.37	0.40
Distributions to stockholders	(0.47)	—
Effect of sale price of drawdowns (3)	0.09	—
Net asset value at end of period	$20.65	$19.70
Total return (4)	7.21%	(1.49)%
Common stock outstanding at beginning of period	1,541,738	50
Common stock outstanding at end of period	8,309,861	1,541,738
Net assets at beginning of period	$30,372,317	$1,000
Net assets at end of period	$171,626,750	$30,372,317
Average net assets (5)	$83,242,777	$19,040,505
Ratio of net investment income to average net assets (6)	4.43%	(3.53)%
Ratio of total expenses to average net assets (6)	9.58%	4.11%
Ratio of portfolio turnover to average investments at fair value (6)	16.41%	—%
Weighted average outstanding debt	$56,718,082	$—
Average debt per share (1)	$13.85	$—
Asset coverage ratio (7)	306.78%	N/A

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	The amount shown does not correspond with the net unrealized appreciation (depreciation) for the period as it includes the effect of the timing of equity issuances.
(3)	Increase is due to drawdowns during the period that were executed at a sale price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors.
(4)
Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share and has not been annualized.

(5)	Calculated based upon the weighted average net assets for the period.
(6)	Financial results for the period from August 6, 2018 (commencement of operations) to September 30, 2018 have not been annualized for purposes of this ratio.
(7)	Based on outstanding senior securities of $83.0 million as of September 30, 2019. As of September 30, 2018, the Company did not have any outstanding senior securities.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Securities

Information about the Company's senior securities (including debt securities and other indebtedness) is shown in the following table as of the fiscal year ended September 30, 2019. The Company had no senior securities outstanding as of September 30, 2018.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit

CNB Facility
Fiscal 2019	$65,000,000	$3,068	—	N/A

Citibank Facility
Fiscal 2019	$18,000,000	$3,068	—	N/A

Total Senior Securities
Fiscal 2019	$83,000,000	$3,068	—	N/A

__________

(1)	Total amount of each class of senior securities outstanding at the end of the period.

(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as the Company's consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage Per Unit.”

(3)
The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “-” indicates information that the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of September 30, 2019 and 2018, off-balance sheet arrangements consisted of $11,030,903 and $88,235, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

	September 30, 2019	September 30, 2018
Assembled Brands Capital LLC	$3,807,021	$—
PaySimple, Inc.	2,695,000	—
Sorrento Therapeutics, Inc.	2,400,000	—
OEConnection LLC	817,204	—
Mindbody, Inc.	761,905	—
Apptio, Inc.	461,538	—
iCIMs, Inc.	88,235	88,235
	$11,030,903	$88,235

Note 12. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of September 30, 2019, the counterparty to these forward currency contracts was The Bank of New York Mellon. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statement of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2019.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$2,798,483	€2,475,000	1/16/2020	$77,558	$—	Derivative assets

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Selected Quarterly Financial Data (unaudited)
Selected unaudited quarterly financial data for Oaktree Strategic Income II, Inc. for the year ended September 30, 2019 and the period from August 6, 2018 (date of commencement) through September 30, 2018 are below:

	For or as of the three months ended				For the period from August 6, 2018 (commencement of operations) through September 30, 2018
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Total investment income	$4,301,940	$3,999,551	$2,199,688	$1,166,218	$110,886
Net investment income (loss)	1,737,028	1,383,946	296,143	274,523	(672,556)
Net realized and unrealized gains (losses)	251,385	134,626	2,495,359	(953,616)	210,104
Net increase (decrease) in net assets resulting from operations	1,988,413	1,518,572	2,791,502	(679,093)	(462,452)
Net assets	171,626,750	104,473,728	69,186,756	66,395,254	30,372,317
Total investment income per common share (1)	$0.75	$0.88	$0.65	$0.43	$0.12
Net investment income (loss) per common share (1)	0.30	0.30	0.09	0.10	(0.70)
Earnings (losses) per common share (1)	0.35	0.33	0.82	(0.25)	(0.48)
Net asset value per common share at period end	20.65	20.70	20.40	19.57	19.70
__________________

(1)	Quarterly per share amounts will not sum to the annual per share amounts due to the effect of weighting share activity for each respective period.

Note 14. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the year ended September 30, 2019, except as discussed below.
Distribution Declaration
On December 16, 2019, the Company's board of directors declared a special distribution of $0.32 per share, which is payable in cash on December 30, 2019 to the Company's stockholders of record as of the close of business on December 13, 2019.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is a process designed by, or under the supervision of, its chief executive officer and chief financial officer, and effected by such company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2019.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this annual report

The following reports and financial statements are set forth in Part II, Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm	65
Consolidated Statements of Assets and Liabilities as of September 30, 2019 and 2018	66
Consolidated Statements of Operations for the year ended September 30, 2019 and the period from August 6, 2018 (commencement of operations) through September 30, 2018	67
Consolidated Statements of Changes in Net Assets for the year ended September 30, 2019 and the period from August 6, 2018 (commencement of operations) through September 30, 2018	68
Consolidated Statements of Cash Flows for the year ended September 30, 2019 and the period from August 6, 2018 (commencement of operations) through September 30, 2018	69
Consolidated Schedule of Investments as of September 30, 2019	70
Consolidated Schedule of Investments as of September 30, 2018	76
Notes to Consolidated Financial Statements	78

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
4.1	Form of Subscription Agreement (2)
4.2	Description of Securities *
10.1	Investment Advisory Agreement, dated as of September 30, 2019, by and between the Company and Oaktree Capital Management, L.P. *
10.2	Administration Agreement, dated as of September 30, 2019, by and between the Company and Oaktree Fund Administration, LLC *
10.3	Form of Indemnification Agreement (1)
10.4	Custody Agreement, dated as of July 31, 2018, by and between the Company and The Bank of New York Mellon (1)
10.5	Revolving Credit Agreement, dated as of October 16, 2018, among the Company, as borrower, and City National Bank, as lender (3)
10.6
Amendment No.1 to Revolving Credit Agreement, dated as of April 18, 2019, by and between City National Bank, a national banking association and Oaktree Strategic Income II, Inc., a Delaware corporation, as borrower. (4)

10.7
Loan and Security Agreement, dated as of July 26, 2019, by and among Oaktree Strategic Income II, Inc., OSI 2 Senior Lending SPV, LLC, each of the lenders from time to time party thereto, Citibank, N.A. and Deutsche Bank Trust Company Americas. (5)

10.8
Amendment No. 1 to Loan and Security Agreement, dated as of September 20, 2019, by and among Oaktree Strategic Income II, Inc., OSI 2 Senior Lending SPV, LLC, each of the lenders from time to time party thereto, Citibank, N.A. and Deutsche Bank Trust Company Americas. *

24	Power of Attorney (included on the signature page hereto)*
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Form 10-12G filed by the Company on August 3, 2018 (File No. 000-55975)
(2)	Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on October 2, 2018 (File No. 000-55975)
(3)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed by the Company on October 18, 2018 (File No. 814-01281)
(4)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on May 15, 2019 (File No. 814-01281)
(5)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 14, 2019 (File No. 814-01281)

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE STRATEGIC INCOME II, INC.

By:	/s/ Armen Panossian
Armen Panossian
Chairman, Chief Executive Officer and Chief Investment Officer

By:	/s/ Mel Carlisle
Mel Carlisle
Chief Financial Officer and Treasurer
Date: December 17, 2019

 POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Armen Panossian and Mel Carlisle, and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and any or all amendments to this Report, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any other regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in order to effectuate the same, as fully to all intents and purposes as he himself might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Armen Panossian Armen Panossian	Chairman, Chief Executive Officer and Chief Investment Officer (principal executive officer)	December 17, 2019

/s/ Mel Carlisle Mel Carlisle	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	December 17, 2019

/s/ Deborah A. Gero Deborah A. Gero	Director	December 17, 2019

/s/ Allison Keller Allison Keller	Director	December 17, 2019

/s/ Steve Mosko Steve Mosko	Director	December 17, 2019