Form 10-Q
period 2019-12-31
Oaktree Strategic Income II, Inc.
filed 2020-02-12
CIK 1744179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2020
Common stock, $0.001 par value	8,309,861

OAKTREE STRATEGIC INCOME II, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2019

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Oaktree Strategic Income II, Inc.
Consolidated Statements of Assets and Liabilities

	December 31, 2019 (unaudited)	September 30, 2019
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost December 31, 2019: $319,055,744; cost September 30, 2019: $289,322,834)	$324,002,138	$291,147,011
Cash and cash equivalents	9,506,491	11,079,015
Restricted cash	1,405,214	269,111
Interest receivable	712,034	1,005,398
Receivables from unsettled transactions	3,015,302	5,326,435
Derivative assets at fair value	17,686	77,558
Deferred financing costs	1,152,285	1,314,732
Receivable for shares sold	—	347,500
Other assets	406,088	382,727
Total assets	$340,217,238	$310,949,487
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$978,239	$999,579
Base management fee and incentive fee payable	1,940,938	1,128,658
Due to affiliates	329,910	753,665
Interest payable	1,042,027	1,065,903
Payables from unsettled transactions	20,584,715	52,374,932
Deferred tax liability	5,246	—
Credit facilities payable	143,500,000	83,000,000
Total liabilities	168,381,075	139,322,737
Commitments and contingencies (Note 11)
Net assets:
Common stock, $0.001 par value per share, 250,000,000 shares authorized; 8,309,861 shares issued and outstanding at December 31, 2019 and September 30, 2019	8,310	8,310
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized; none issued and outstanding at December 31, 2019 and September 30, 2019	—	—
Additional paid-in-capital	168,819,173	168,819,173
Accumulated distributable earnings (loss)	3,008,680	2,799,267
Total net assets (equivalent to $20.68 and $20.65 per common share at December 31, 2019 and September 30, 2019, respectively) (Note 10)	171,836,163	171,626,750
Total liabilities and net assets	$340,217,238	$310,949,487
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Operations
(unaudited)

	For the three months ended December 31, 2019	For the three months ended December 31, 2018
Interest income:
Non-control/Non-affiliate investments	$4,984,017	$819,219
Interest on cash and cash equivalents	29,382	23,489
Total interest income	5,013,399	842,708
PIK interest income:
Non-control/Non-affiliate investments	151,232	67,946
Total PIK interest income	151,232	67,946
Fee income:
Non-control/Non-affiliate investments	129,947	255,564
Total fee income	129,947	255,564
Total investment income	5,294,578	1,166,218
Expenses:
Base management fee	786,134	120,929
Investment income incentive fee	49,915	—
Capital gains incentive fee	677,318	(42,021)
Offering costs	—	168,269
Organization expenses	—	56,211
Professional fees	167,983	192,840
Directors fees	38,887	26,250
Interest expense	1,355,193	133,883
Administrator expense	113,917	82,045
General and administrative expenses	208,146	143,932
Total expenses	3,397,493	882,338
Net investment income before taxes	1,897,085	283,880
Excise tax expense	—	9,357
Net investment income	1,897,085	274,523
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	3,122,217	(997,620)
Foreign currency forward contracts	(59,686)	34,535
Net unrealized appreciation (depreciation)	3,062,531	(963,085)
Realized gains (losses):
Non-control/Non-affiliate investments	324,057	9,469
Net realized gains (losses)	324,057	9,469
Provision for income tax (expense) benefit	(5,246)	—
Net realized and unrealized gains (losses)	3,381,342	(953,616)
Net increase (decrease) in net assets resulting from operations	$5,278,427	$(679,093)
Net investment income (loss) per common share — basic and diluted	$0.23	$0.10
Earnings (loss) per common share — basic and diluted (Note 5)	$0.64	$(0.25)
Weighted average common shares outstanding — basic and diluted	8,309,861	2,682,977
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)

	For the three months ended December 31, 2019	For the three months ended December 31, 2018
Operations:
Net investment income	$1,897,085	$274,523
Net unrealized appreciation (depreciation)	3,062,531	(963,085)
Net realized gains (losses)	324,057	9,469
Provision for income taxes	(5,246)	—
Net increase (decrease) in net assets resulting from operations	5,278,427	(679,093)
Capital share transactions:
Distributions to stockholders	(5,069,014)	—
Net increase (decrease) in net assets from capital share transactions	(5,069,014)	—
Capital share transactions:
Issuance of common stock	—	36,702,030
Net increase (decrease) in net assets from capital share transactions	—	36,702,030
Total increase (decrease) in net assets	209,413	36,022,937
Net assets at beginning of period	171,626,750	30,372,317
Net assets at end of period	$171,836,163	$66,395,254
Net asset value per common share	$20.68	$19.57
Common shares outstanding at end of period	8,309,861	3,391,900

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended December 31, 2019	For the three months ended December 31, 2018
Operating activities:
Net increase (decrease) in net assets resulting from operations	$5,278,427	$(679,093)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	(3,062,531)	963,085
Net realized (gains) losses	(324,057)	(9,469)
PIK interest income	(151,232)	(67,946)
Accretion of original issue discount on investments	(312,720)	(83,866)
Amortization of deferred financing costs	164,692	55,482
Amortization of deferred offering costs	—	168,269
Deferred taxes	5,246	—
Purchases of investments	(67,626,246)	(35,711,794)
Proceeds from sales and repayments of investments	38,681,281	1,628,109
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	293,364	(137,219)
(Increase) decrease in receivables from unsettled transactions	2,311,133	—
(Increase) decrease in other assets	(23,361)	(4,682)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(23,585)	126,618
Increase (decrease) in base management fee and incentive fee payable	812,280	39,182
Increase (decrease) in due to affiliates	(423,755)	(884,139)
Increase (decrease) in interest payable	(23,876)	78,401
Increase (decrease) in payables from unsettled transactions	(31,790,217)	6,485,320
Net cash used in operating activities	(56,215,157)	(28,033,742)
Financing activities:
Distributions paid in cash	(5,069,014)	—
Borrowings under the credit facilities	68,500,000	7,000,000
Repayments of borrowings under the credit facilities	(8,000,000)	—
Proceeds from the issuance of common stock	347,500	36,742,030
Deferred financing costs paid	—	(530,405)
Net cash provided by financing activities	55,778,486	43,211,625
Effect of exchange rate changes on foreign currency	250	31,487
Net increase (decrease) in cash and cash equivalents and restricted cash	(436,421)	15,209,370
Cash and cash equivalents and restricted cash, beginning of period	11,348,126	10,131,268
Cash and cash equivalents and restricted cash, end of period	$10,911,705	$25,340,638
Supplemental information:
Cash paid for interest	$1,214,377	$—
Deferred offering costs incurred	$—	$96,748
Deferred financing costs incurred	$(2,245)	$—

Reconciliation to the Consolidated Statement of Assets and Liabilities	December 31, 2019	September 30, 2019
Cash and cash equivalents	$9,506,491	$11,079,015
Restricted cash	1,405,214	269,111
Total cash and cash equivalents and restricted cash	$10,911,705	$11,348,126

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments						(6)
Access CIG, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	5.44%		$7,532,259	$7,467,908	$7,538,548	(4)
				7,467,908	7,538,548
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	8.91%		4,381,994	4,296,682	4,294,354	(4)(7)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025			—	(9,107)	(9,372)	(4)(7)(8)
				4,287,575	4,284,982
Adient US LLC		Auto Parts & Equipment
First Lien Term Loan, LIBOR+4.25% cash due 5/6/2024	6.19%		4,975,000	4,950,125	5,012,934	(4)(9)
				4,950,125	5,012,934
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.25%		€2,500,000	2,862,090	2,679,969	(4)(7)(9)
				2,862,090	2,679,969
Air Medical Group Holdings, Inc.		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	6.05%		$1,087,134	1,065,964	1,057,237	(4)
				1,065,964	1,057,237
Aldevron, L.L.C.		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 10/12/2026	6.19%		4,000,000	3,960,000	4,050,000	(4)(11)
				3,960,000	4,050,000
Algeco Scotsman Global Finance Plc		Construction & Engineering
Fixed Rate Bond, 8.00% cash due 2/15/2023			816,000	831,437	796,612	(9)
				831,437	796,612
Alvogen Pharma US, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+4.75% cash due 4/1/2022	6.55%		1,926,753	1,663,416	1,689,121	(4)
				1,663,416	1,689,121
Alvotech Holdings S.A.		Biotechnology
Fixed Rate Bond 15% PIK Note A due 12/13/2023			2,000,000	2,281,300	2,580,079	(7)(9)(10)
Fixed Rate Bond 15% PIK Note B due 12/13/2023			2,000,000	2,281,300	2,487,521	(7)(9)(10)
				4,562,600	5,067,600
Anastasia Parent, LLC		Personal Products
First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	5.68%		1,856,614	1,532,774	1,592,046	(4)
				1,532,774	1,592,046
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.96%		7,129,297	7,008,102	6,999,544	(4)(7)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(7,732)	(8,400)	(4)(7)(8)
				7,000,370	6,991,144
Assembled Brands Capital LLC		Specialized Finance
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 10/17/2023	7.94%		604,359	604,359	604,359	(4)(7)(8)
174,131 Class A Units				82,713	99,255	(7)
100,285 Preferred Units, 6%				110,285	112,490	(7)
7,621 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(7)
				797,357	816,104
Asurion, LLC		Property & Casualty Insurance
Second Lien Term Loan, LIBOR+6.50% cash due 8/4/2025	8.30%		1,403,000	1,406,470	1,423,519	(4)(11)
				1,406,470	1,423,519

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value	Notes
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.93%		$7,500,000	$7,313,160	$7,312,500	(4)(7)(9)
				7,313,160	7,312,500
Ball Metalpack Finco, LLC		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 7/31/2025	6.41%		1,477,500	1,471,561	1,311,281	(4)(7)(11)
				1,471,561	1,311,281
Boxer Parent Company Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	6.05%		8,551,773	8,388,348	8,475,021	(4)
				8,388,348	8,475,021
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash due 11/14/2023	8.43%		3,006,750	2,976,683	2,982,008	(4)(7)
				2,976,683	2,982,008
Canyon Buyer, Inc.		Application Software
First Lien Term Loan, LIBOR+4.25% cash due 2/15/2025	6.20%		3,959,698	3,918,482	3,974,547	(4)
				3,918,482	3,974,547
Cast & Crew Payroll, LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 2/9/2026	5.80%		3,970,000	3,930,300	3,994,813	(4)
				3,930,300	3,994,813
CGG Holding (U.S.) Inc.		Oil & Gas Equipment & Services
Fixed Rate Bond, 9.00% cash due 5/1/2023			352,700	364,871	375,331	(9)
				364,871	375,331
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	8.36%		8,393,750	8,195,161	8,183,906	(4)(7)
				8,195,161	8,183,906
Cincinnati Bell Inc.		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+3.25% cash due 10/2/2024	5.05%		4,974,811	4,934,359	5,011,102	(4)(11)
				4,934,359	5,011,102
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.94%		7,940,000	7,860,600	7,989,625	(4)(11)
				7,860,600	7,989,625
Connect U.S. Finco LLC		Alternative Carriers
First Lien Delayed Draw Term Loan, LIBOR+4.50% cash due 12/11/2026	6.29%		3,884,984	3,695,953	3,955,474	(4)(8)(9)(11)
				3,695,953	3,955,474
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	6.80%		5,893,455	5,685,071	5,653,503	(4)
				5,685,071	5,653,503
Corrona, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.75% cash due 12/13/2025	7.49%		3,789,176	3,723,470	3,722,865	(4)(7)(11)
First Lien Delayed Draw Term Loan, LIBOR+5.75% cash due 12/13/2025			—	(11,699)	(11,699)	(4)(7)(8)(11)
First Lien Revolver, LIBOR+5.75% cash due 12/13/2025			—	(11,601)	(11,708)	(4)(7)(8)
401 Class A2 Common Units in Corrona Group Holdings, L.P.				401,000	401,000	(7)
				4,101,170	4,100,458
Cortes NP Acquisition Corporation		Electrical Components & Equipment
First Lien Term Loan, LIBOR+4.00% cash due 11/30/2023	5.93%		3,272,600	3,128,103	3,272,600	(4)
				3,128,103	3,272,600
CPI Holdco, LLC		Health Care Supplies
First Lien Term Loan, LIBOR+4.25% cash due 11/4/2026	6.19%		5,000,000	4,975,000	5,021,875	(4)(11)
				4,975,000	5,021,875

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value	Notes
Cypress Intermediate Holdings III, Inc.		Application Software
Second Lien Term Loan, LIBOR+6.75% cash due 4/28/2025	8.55%		$208,000	$208,000	$209,352	(4)
				208,000	209,352
Dcert Buyer, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	5.80%		8,000,000	7,980,000	8,040,000	(4)(11)
				7,980,000	8,040,000
The Dun & Bradstreet Corporation		Research & Consulting Services
First Lien Term Loan, LIBOR+5.00% cash due 2/6/2026	6.79%		2,500,000	2,508,995	2,525,000	(4)(11)
Fixed Rate Bond 6.875% cash due 8/15/2026			5,000,000	5,000,000	5,528,125
				7,508,995	8,053,125
EHR Canada, LLC		Food Retail
First Lien Term Loan, LIBOR+8.00% cash due 9/28/2020	9.94%		457,407	454,201	466,555	(4)(7)
				454,201	466,555
Ellie Mae, Inc.		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 4/17/2026	5.94%		5,985,000	5,940,113	6,033,658	(4)(11)
				5,940,113	6,033,658
eResearch Technology, Inc.		Application Software
First Lien Term Loan, LIBOR+4.50% cash due 11/20/2026	6.39%		4,000,000	3,960,000	4,037,500	(4)(11)
				3,960,000	4,037,500
ExGen Renewables IV, LLC		Electric Utilities
First Lien Term Loan, LIBOR+3.00% cash due 11/28/2024	4.91%		1,251,000	1,205,207	1,239,009	(4)
				1,205,207	1,239,009
Femur Buyer, Inc.		Health Care Equipment
First Lien Term Loan, LIBOR+4.50% cash due 3/5/2026	6.44%		4,975,000	4,925,250	4,863,063	(4)
				4,925,250	4,863,063
Financial & Risk US Holdings, Inc.		Financial Exchanges & Data
First Lien Term Loan, LIBOR+3.25% cash due 10/1/2025	5.05%		3,111,286	3,122,423	3,141,621	(4)(11)
				3,122,423	3,141,621
Frontier Communications Corporation		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.55%		6,755,569	6,674,066	6,802,960	(4)(9)(11)
Fixed Rate Bond, 8.50% cash due 4/1/2026			2,035,000	1,981,901	2,064,202
				8,655,967	8,867,162
Gentiva Health Services, Inc.		Health Care Services
First Lien Term Loan, LIBOR+3.75% cash due 7/2/2025	5.56%		2,984,887	2,981,410	3,004,482	(4)(11)
				2,981,410	3,004,482
GI Chill Acquisition LLC		Managed Health Care
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	5.94%		1,975,000	1,965,125	1,962,755	(4)(7)
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	9.44%		2,000,000	1,983,473	1,980,000	(4)(7)
				3,948,598	3,942,755
Guidehouse LLP		Research & Consulting Services
First Lien Term Loan, LIBOR+4.50% cash due 5/1/2025	6.30%		4,488,607	4,443,721	4,463,359	(4)(11)
				4,443,721	4,463,359
Helios Software Holdings, Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	6.18%		3,000,000	2,970,000	2,984,070	(4)(11)
				2,970,000	2,984,070
HUB International Limited		Insurance Brokers
First Lien Term Loan, LIBOR+2.75% cash due 4/25/2025	4.69%		3,959,799	3,896,541	3,963,620	(4)
				3,896,541	3,963,620

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value	Notes
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	8.29%		$1,671,765	$1,645,015	$1,644,752	(4)(7)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024			—	(1,381)	(1,426)	(4)(7)(8)
				1,643,634	1,643,326
KIK Custom Products Inc.		Household Products
First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	5.79%		2,000,000	1,916,799	1,969,000	(4)(9)
				1,916,799	1,969,000
Ligand Pharmaceuticals Inc.		Biotechnology
Fixed Rate Bond, 0.75% cash due 5/15/2023			615,000	547,342	532,307	(9)
				547,342	532,307
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	6.74%		8,955,000	8,832,423	8,843,063	(4)(7)
				8,832,423	8,843,063
LTI Holdings, Inc.		Auto Parts & Equipment
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	8.55%		1,000,000	1,000,000	765,000	(4)
				1,000,000	765,000
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 8/2/2025	6.06%		1,283,750	1,270,913	1,280,541	(4)(7)
				1,270,913	1,280,541
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Revolver, LIBOR+7.00% cash due 2/14/2025			—	(13,006)	(13,714)	(4)(7)(8)
First Lien Term Loan, LIBOR+7.00% cash due 2/14/2025	8.79%		7,238,095	7,114,542	7,107,810	(4)(7)
				7,101,536	7,094,096
Navicure, Inc.		Health Care Technology
First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	5.80%		6,125,000	6,089,063	6,167,109	(4)(11)
				6,089,063	6,167,109
OEConnection LLC		Application Software
First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026			—	(3,978)	5,141	(4)(8)(11)
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	5.80%		8,655,795	8,612,516	8,709,894	(4)(11)
				8,608,538	8,715,035
P & L Development, LLC		Pharmaceuticals
First Lien Term Loan, LIBOR+7.50% cash due 6/28/2024	9.50%		4,099,725	4,006,761	4,079,226	(4)(7)
				4,006,761	4,079,226
PaySimple, Inc.		Data Processing & Outsourced Services
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 8/23/2025	7.28%		780,592	729,612	767,117	(4)(7)(8)(11)
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	7.30%		8,284,238	8,127,529	8,242,816	(4)(7)(11)
				8,857,141	9,009,933
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+6.25% cash due 9/15/2023	8.14%		1,325,833	1,315,990	1,292,688	(4)(7)(11)
				1,315,990	1,292,688
Project Boost Purchaser, LLC		Application Software
First Lien Term Loan, LIBOR+3.50% cash due 6/1/2026	5.30%		2,793,000	2,765,070	2,810,023	(4)
Second Lien Term Loan, LIBOR+8.00% cash due 5/9/2027	9.80%		1,500,000	1,500,000	1,496,250	(4)(7)
				4,265,070	4,306,273
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.50% cash due 8/29/2025	6.30%		1,975,000	1,955,250	1,987,344	(4)(11)
				1,955,250	1,987,344
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	6.25%		4,350,000	4,306,500	4,395,327	(4)(11)
				4,306,500	4,395,327

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value	Notes
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			$2,374,988	$1,710,900	$1,745,616	(7)
				1,710,900	1,745,616
Signify Health, LLC		Health Care Services
First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	6.44%		6,946,970	6,885,215	6,938,286	(4)(11)
				6,885,215	6,938,286
Sirva Worldwide, Inc.		Diversified Support Services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	7.44%		1,950,000	1,920,750	1,930,500	(4)
				1,920,750	1,930,500
Sorrento Therapeutics, Inc.		Biotechnology
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 11/7/2023			—	(18,467)	(22,080)	(4)(7)(8)(9)
First Lien Term Loan, LIBOR+7.00% cash due 11/7/2023	9.00%		9,600,000	9,039,395	9,600,000	(4)(7)(9)
503,119 Common Stock Warrants (exercise price $3.28) expiration date 5/7/2029				560,000	1,016,300	(7)(9)
106,664 Common Stock Warrants (exercise price $3.94) expiration date 11/3/2029				—	205,862	(7)(9)
160,000 Common Stock Warrants (exercise price $3.26) expiration date 6/6/2030				—	288,000	(7)(9)
				9,580,928	11,088,082
Sunshine Luxembourg VII SARL		Personal Products
First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	6.19%		5,000,000	4,975,000	5,054,000	(4)(9)
				4,975,000	5,054,000
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	5.55%		1,558,567	1,437,188	1,492,609	(4)
				1,437,188	1,492,609
Thunder Finco (US), LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	6.04%		6,000,000	5,940,000	6,000,000	(4)(7)(9)(11)
				5,940,000	6,000,000
TIBCO Software Inc.		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 6/30/2026	5.71%		9,460,981	9,472,318	9,515,713	(4)(11)
				9,472,318	9,515,713
Transact Holdings Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 4/30/2026	6.55%		7,980,000	7,860,300	7,950,075	(4)(7)
				7,860,300	7,950,075
Uber Technologies, Inc.		Application Software
First Lien Term Loan, LIBOR+3.50% cash due 7/13/2023	5.30%		3,959,079	3,945,222	3,962,603	(4)
First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	5.74%		978,581	972,376	979,629	(4)
				4,917,598	4,942,232
Uniti Group LP		Specialized REITs
First Lien Term Loan, LIBOR+5.00% cash due 10/24/2022	6.80%		4,916,017	4,777,315	4,840,236	(4)(9)(11)
				4,777,315	4,840,236
UOS, LLC		Trading Companies & Distributors
First Lien Term Loan, LIBOR+5.50% cash due 4/18/2023	7.30%		2,962,025	2,981,796	2,991,646	(4)(11)
				2,981,796	2,991,646
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	6.30%		4,304,086	4,105,755	4,155,896	(4)(11)
				4,105,755	4,155,896
Verscend Holding Corp.		Health Care Technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	6.30%		8,348,611	8,352,623	8,425,126	(4)(11)
				8,352,623	8,425,126
WeddingWire, Inc.		Interactive Media & Services
First Lien Term Loan, LIBOR+4.50% cash due 12/19/2025	6.30%		2,970,000	2,957,221	2,988,563	(4)(11)
				2,957,221	2,988,563

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2019
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value	Notes
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	5.68%		$3,959,900	$3,936,543	$3,940,099	(4)(11)
				3,936,543	3,940,099
Total Non-Control/Non-Affiliate Investments (188.6% of net assets)				$319,055,744	$324,002,138
Cash and Cash Equivalents and Restricted Cash (6.4% of net assets)				$10,911,705	$10,911,705
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (194.9% of net assets)				$329,967,449	$334,913,843

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$2,798,483	€2,475,000	1/16/2020	Bank of New York Mellon	$17,686

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)
Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.

(4)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate based rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of December 31, 2019, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 1.80%, the 60-day LIBOR at 1.85%, the 90-day LIBOR at 1.94% and the 30-day Euro Interbank Offered Rate ("EURIBOR") at (0.51)%. Most loans include an interest floor, which generally ranges from 0% to 1%.

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

(7)
As of December 31, 2019, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.

(8)
Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

(9)
Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2019, qualifying assets represented 81.8% of the Company's total assets and non-qualifying assets represented 18.2% of the Company's total assets.

(10)
Payment-in-kind ("PIK") interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of December 31, 2019, the accumulated PIK interest balance for each of the Alvotech A notes and the B notes was $0.3 million. The fair value of this investment is inclusive of PIK.

(11)	All or a portion of this investment is pledged as collateral under the Citibank Facility (as defined in Note 6 to the accompanying notes to the Consolidated Financial Statements).
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

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2019

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

(10)
PIK interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of September 30, 2019, the accumulated PIK interest balance for each of the Alvotech A notes and the B notes was $0.2 million. The fair value of this investment is inclusive of PIK.

(11)	This investment is pledged as collateral under the Citibank Facility (as defined in Note 6 to the accompanying notes to the Consolidated Financial Statements).
See notes to Consolidated Financial Statements.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization
Oaktree Strategic Income II, Inc. (together with its consolidated subsidiaries, where applicable, the "Company") is structured as a closed-end investment company focused on lending to small- and medium-sized companies. The Company has elected to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "Investment Company Act") and has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the "Code").

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

The Company conducts private offerings (each, a “Private Offering”) of its common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing of a Private Offering, each investor participating in that closing makes a capital commitment (each, a “Capital Commitment”) to purchase the Company's Common Stock pursuant to a subscription agreement entered into with the Company in connection with its Capital Commitment ("Subscription Agreement"). Investors are required to fund drawdowns to purchase the Company's Common Stock up to the amount of their respective Capital Commitments on an as-needed basis with a minimum of ten calendar days' prior notice (excluding the initial drawdown for each investor). On July 23, 2018, the Company was initially capitalized with a $1,000 investment by the Adviser. The initial closing of a Private Offering occurred on August 6, 2018 (the "Initial Closing"). The Company's operations commenced on August 6, 2018, and loan origination and investment activities commenced shortly after the Initial Closing. As of December 31, 2019, the Company received $337,683,996 in Capital Commitments from investors in connection with Private Offerings.

The Company seeks to invest opportunistically across asset classes and geographies, primarily in the form of senior loans, and to a lesser extent, high yield bonds, to borrowers that are in need of direct loans, rescue financings or other capital solutions or that have had challenged or unsuccessful primary offerings. The Company's investment objective is to generate current income and long-term capital appreciation. The Company seeks to achieve its investment objective without subjecting principal to undue risk of loss by lending to and investing in the debt of public and private companies, primarily in situations where a company or its owners are (a) overleveraged or facing pressure to recapitalize, (b) unable to access broadly syndicated capital markets, (c) undervalued after having recently exited bankruptcy, completed a restructuring or are in a cyclically out-of-favor industry or (d) otherwise affected by mispricings or inefficiencies in the capital markets or at different points throughout the credit cycle.

Note 2. Significant Accounting Policies
Basis of Presentation:
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the consolidated financial statements have been made. The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services - Investment Companies ("ASC 946").
Use of Estimates:
The preparation of the financial statements in conformity with GAAP requires management to make certain estimates and assumptions affecting amounts reported in the financial statements and accompanying notes. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Changes in the economic and political environments, financial markets and any other parameters used in determining these estimates could cause actual results to differ and such differences could be material. Significant estimates include the valuation of investments and revenue recognition.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidation:
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, OSI 2 AB Blocker LLC and OSI 2 Senior Lending SPV, LLC. OSI 2 AB Blocker LLC and OSI 2 Senior Lending SPV, LLC are wholly-owned and, as such, consolidated into the consolidated financial statements. Certain subsidiaries of the Company that hold investments are treated as pass through entities for tax purposes. The assets of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of the Company. As an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements but rather are included on the Consolidated Statements of Assets and Liabilities as investments at fair value.

Fair Value Measurements:
The Company's board of directors, with the assistance of its audit committee (the “Audit Committee”) and the Adviser, determines the fair value of its assets on at least a quarterly basis, in accordance with the terms of FASB ASC Topic 820, Fair Value Measurement. The Audit Committee is comprised of independent directors. The Company's investments are valued at fair value. For purposes of periodic reporting, the Company values its assets in accordance with GAAP and based on the principles and methods of valuation summarized below. GAAP requires that a “fair value” be assigned to all assets and establishes a single authoritative definition of fair value that includes a framework for measuring fair value and enhanced disclosures about fair value measurements.
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

•
Level III - Valuations for which one or more significant inputs are unobservable. These inputs reflect our assessment of the assumptions that market participants use to value the investment based on the best available information. Level III inputs include prices obtained from brokers in markets for which there are few transactions, less public information exists or prices vary among broker market makers.

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
Certain Level III assets are valued using prices obtained from pricing vendors or brokers. These investments are classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustment for investment-specific factors or restrictions. The Company seeks to obtain at least two quotations for the

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subject or similar securities, typically from pricing vendors. If the Company is unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within the Company's set threshold, the Company seeks to obtain a quote directly from a broker making a market for the asset. However, given the nature of our portfolio, the Company does not expect that all of our Level III assets will be valued at least annually using prices obtained from pricing vendors or brokers. Generally, the Company does not adjust any of the prices received from these sources, and all prices are reviewed by the Company. The Company evaluates the prices obtained from pricing vendors or brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Adviser also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, the Adviser performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process.
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
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, the Company values such investments using different valuation techniques. One valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The market yield technique is considered in the valuation of non-publicly traded debt investments, utilizing expected future cash flows, discounted using estimated current market rates. Discounted cash flow calculations may be adjusted to reflect current market conditions and/or the perceived credit risk of the borrowers. Consideration is also given to a borrower’s ability to meet principal and interest obligations; this may include an evaluation of collateral or the underlying value of the borrower, utilizing either the market or income techniques. A market technique utilizes valuations of comparable public companies or transactions and generally seeks to establish the enterprise value of the portfolio company using a market multiple technique. This technique takes into account a specific financial measure (such as earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted EBITDA, free cash flow, net operating income, net income, book value or net asset value) believed to be most relevant for the given company. Consideration may also be given to such factors as acquisition price of the security, historical and projected operational and financial results for the portfolio company, the strengths and weaknesses of the portfolio company relative to its comparable companies, industry trends, general economic and market conditions and other factors deemed relevant. The income technique is typically a discounted cash flow method that incorporates expected timing and level of cash flows. It incorporates assumptions in determining growth rates, income and expense projections, discount rates, capital structure, terminal values and other factors. The applicability and weight assigned to market and income techniques are determined based on the availability of reliable projections and comparable companies and transactions.
The valuation of securities may be impacted by expectations of investors’ receptiveness to a public offering of the securities, the size of the holding of the securities and any associated control, information with respect to transactions or offers for the securities

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," and "credit facilities payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "interest receivable," "receivables from unsettled transactions," "receivable for shares sold," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliates," "interest payable," "director fees payable," "deferred tax liability" and "payables from unsettled transactions" approximate fair value due to their short maturities.
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
PIK Interest Income
The Company's investments in debt securities may contain payment-in-kind ("PIK") interest provisions. PIK interest, which generally represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest on a loan or debt security involves

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success; information obtained by the Company in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. The Company's determination to cease accruing PIK interest is generally made well before the Company's full write-down of a loan or debt security. In addition, if it is subsequently determined that the Company will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on the Company’s debt investments increases the recorded cost bases of these investments in the consolidated financial statements including for purposes of computing the capital gains incentive fee payable by the Company to the Adviser. To maintain its status as a RIC, certain income from PIK interest may be required to be distributed to the Company’s stockholders, even though the Company has not yet collected the cash and may never do so.
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
Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents and restricted cash consist of demand deposits and highly liquid investments with maturities of three months or less, when acquired. The Company places its cash and cash equivalents and restricted cash with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Cash and cash equivalents and restricted cash are included on the Company's Consolidated Schedule of Investments and cash equivalents are classified as Level 1 assets.
As of December 31, 2019 and September 30, 2019, included in restricted cash was $1,405,214 and $269,111, respectively, which was held at Deutsche Bank Trust Company Americas in connection with the Company's Citibank Facility (defined in Note 6 – Borrowings). The Company was restricted in terms of access to the $1,405,214 and $269,111 until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the credit agreement.
Organization and Offering Expenses:
Costs incurred to organize the Company were expensed as incurred. There were no organizational costs incurred during the three months ended December 31, 2019. For the three months ended December 31, 2018, the Company incurred organizational costs of $56,211.
Offering costs incurred in connection with Private Offerings were recognized as a deferred cost and amortized on a straight line basis over twelve months beginning on August 6, 2018 (commencement of operations). For the three months ended December 31, 2019, no additional offering costs were incurred. For the three months ended December 31, 2018, the Company capitalized additional offering costs of $96,748 and amortized $168,269 of deferred offering costs. Deferred offering costs were fully amortized as of August 6, 2019.
Receivables/Payables from Unsettled Transactions:
Receivables/payables from unsettled transactions consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Costs:
Deferred financing costs consist of fees and expenses paid in connection with the closing or amending of credit facilities. Deferred financing costs incurred in connection with credit facilities are capitalized as an asset when incurred. Deferred financing costs incurred in connection with all other debt arrangements are a direct deduction from the related debt liability when incurred. Deferred financing costs are amortized using the effective interest method over the term of the respective debt arrangement. This amortization expense is included in interest expense in the Company's Consolidated Statements of Operations. Upon early termination or modification of a credit facility, all or a portion of unamortized fees related to such facility may be accelerated into interest expense.
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company incurred a U.S. federal excise tax of $14,515 for calendar year 2018 and did not incur a U.S. federal excise tax for calendar year 2019.
The Company holds certain portfolio investments through taxable subsidiaries. The purpose of the Company's taxable subsidiaries is to permit the Company to hold equity investments in portfolio companies which are "pass through" entities for U.S. federal income tax purposes in order to comply with the RIC tax requirements. The taxable subsidiaries are consolidated for financial reporting purposes, and portfolio investments held by them are included in the Company’s consolidated financial statements as portfolio investments and recorded at fair value. The taxable subsidiaries are not consolidated with the Company for U.S. federal income tax purposes and may generate income tax expense, or benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. This income tax expense, if any, would be reflected in the Company's Consolidated Statements of Operations. The Company uses the liability method to account for its taxable subsidiaries' income taxes. Using this method, the Company recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between financial reporting and tax bases of assets and liabilities. In addition, the Company recognizes deferred tax benefits associated with net operating loss carry forwards that it may use to offset future tax obligations. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences.
FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes ("ASC 740"), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax year 2018. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Recent Accounting Pronouncements:

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value disclosure requirements. The new guidance includes new, eliminated and modified fair value disclosures. Among other requirements, the guidance requires disclosure of the range and weighted average of the significant unobservable inputs for Level 3 fair value measurements and the way it is calculated. The guidance also eliminated the following disclosures: (i) amount and reason for transfers between Level 1 and Level 2, (ii) policy for timing of transfers between levels of the

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fair value hierarchy and (iii) valuation processes for Level 3 fair value measurement. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted upon issuance of the guidance. The Company has elected to early adopt ASU 2018-13 in the current interim period. No significant changes were made to the Company's fair value disclosures in the Consolidated Financial Statements in order to comply with ASU 2018-13.
Note 3. Portfolio Investments
Portfolio Composition
 As of December 31, 2019, the fair value of the Company's investment portfolio was $324.0 million and was comprised of investments in 74 portfolio companies. As of September 30, 2019, the fair value of the Company's investment portfolio was $291.1 million and was comprised of investments in 69 portfolio companies.
As of December 31, 2019 and September 30, 2019, the Company's investment portfolio consisted of the following:

	December 31, 2019		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$314,447,196	98.56%	$281,238,755	97.20%
Subordinated debt	3,454,550	1.08%	7,201,102	2.49%
Common equity & warrants	1,043,713	0.33%	772,692	0.27%
Preferred equity	110,285	0.03%	110,285	0.04%
Total	$319,055,744	100.00%	$289,322,834	100.00%

	December 31, 2019			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$318,429,365	98.29%	185.31%	$282,841,206	97.14%	164.80%
Subordinated debt	3,449,866	1.06%	2.01%	7,325,965	2.52%	4.27%
Common equity & warrants	2,010,417	0.62%	1.17%	869,555	0.30%	0.51%
Preferred equity	112,490	0.03%	0.07%	110,285	0.04%	0.06%
Total	$324,002,138	100.00%	188.56%	$291,147,011	100.00%	169.64%
The composition of the Company's debt investments as of December 31, 2019 and September 30, 2019 by floating rates and fixed rates was as follows:

	December 31, 2019		September 30, 2019
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$305,769,438	95.00%	$270,653,147	93.27%
Fixed rate	16,109,793	5.00%	19,514,024	6.73%
Total	$321,879,231	100.00%	$290,167,171	100.00%

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

	December 31, 2019		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
United States	$286,139,633	89.68%	$257,736,195	89.08%
United Kingdom	11,840,550	3.71%	11,021,595	3.81%
Luxembourg	7,837,090	2.46%	7,837,090	2.71%
Australia	5,940,000	1.86%	—	—%
Iceland	4,562,600	1.43%	4,406,462	1.52%
Canada	2,371,000	0.74%	2,875,400	0.99%
France	364,871	0.12%	5,230,110	1.81%
Denmark	—	—%	215,982	0.08%
Total	$319,055,744	100.00%	$289,322,834	100.00%

	December 31, 2019			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$290,325,097	89.61%	168.96%	$259,279,171	89.06%	151.07%
United Kingdom	12,064,586	3.72%	7.02%	11,079,743	3.81%	6.46%
Luxembourg	7,733,969	2.39%	4.50%	7,697,297	2.64%	4.48%
Australia	6,000,000	1.85%	3.49%	—	—%	—%
Iceland	5,067,600	1.56%	2.95%	4,688,800	1.61%	2.73%
Canada	2,435,555	0.75%	1.42%	2,896,055	0.99%	1.69%
France	375,331	0.12%	0.22%	5,282,695	1.81%	3.08%
Denmark	—	—%	—%	223,250	0.08%	0.13%
Total	$324,002,138	100.00%	188.56%	$291,147,011	100.00%	169.64%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of December 31, 2019 and September 30, 2019 was as follows:

	December 31, 2019		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Application Software	$71,555,241	22.44%	$59,770,591	20.64%
Biotechnology	19,921,783	6.24%	20,067,414	6.94%
Internet Services & Infrastructure	15,081,536	4.73%	18,962,689	6.55%
Health Care Services	15,033,759	4.71%	10,956,005	3.79%
Health Care Technology	14,441,686	4.53%	12,354,824	4.27%
Integrated Telecommunication Services	13,590,326	4.26%	18,343,050	6.34%
Research & Consulting Services	11,952,716	3.75%	7,509,371	2.60%
Systems Software	11,358,348	3.56%	13,237,985	4.58%
Pharmaceuticals	10,243,167	3.21%	8,545,561	2.95%
Diversified Support Services	9,388,658	2.94%	9,416,772	3.25%
Data Processing & Outsourced Services	8,857,141	2.78%	8,087,526	2.80%
Real Estate Services	8,832,423	2.77%	8,849,687	3.06%
Independent Power Producers & Energy Traders	8,195,161	2.57%	—	—%
Oil & Gas Refining & Marketing	7,860,600	2.46%	7,880,400	2.72%
Airport Services	7,313,160	2.29%	—	—%
Aerospace & Defense	6,913,226	2.17%	6,941,703	2.40%
Personal Products	6,507,774	2.04%	4,975,000	1.72%
Auto Parts & Equipment	5,950,125	1.86%	5,962,563	2.06%
Movies & Entertainment	5,940,000	1.86%	3,491,003	1.21%
Metal & Glass Containers	5,778,061	1.81%	1,475,024	0.51%
IT Consulting & Other Services	5,685,071	1.78%	5,690,535	1.97%
Health Care Supplies	4,975,000	1.56%	—	—%
Health Care Equipment	4,925,250	1.54%	4,937,625	1.71%
Specialized REITs	4,777,315	1.50%	3,345,831	1.16%
Managed Health Care	3,948,598	1.24%	3,952,935	1.37%
Insurance Brokers	3,896,541	1.22%	3,903,391	1.35%
Alternative Carriers	3,695,953	1.16%	9,310,000	3.22%
Electrical Components & Equipment	3,128,103	0.98%	—	—%
Financial Exchanges & Data	3,122,423	0.98%	5,591,298	1.93%
Trading Companies & Distributors	2,981,796	0.93%	2,990,975	1.03%
Interactive Media & Services	2,957,221	0.93%	6,704,549	2.32%
Publishing	1,955,250	0.61%	1,960,200	0.68%
Household Products	1,916,799	0.60%	1,910,503	0.66%
Property & Casualty Insurance	1,406,470	0.44%	—	—%
Industrial Machinery	1,315,990	0.41%	1,397,985	0.48%
Electric Utilities	1,205,207	0.38%	1,202,830	0.42%
Construction & Engineering	831,437	0.26%	1,020,274	0.35%
Specialized Finance	797,357	0.25%	797,357	0.28%
Food Retail	454,201	0.14%	964,897	0.33%
Oil & Gas Equipment & Services	364,871	0.11%	849,160	0.29%
Cable & Satellite	—	—%	4,258,195	1.47%
Health Care Distributors	—	—%	1,015,805	0.35%
Oil & Gas Exploration & Production	—	—%	691,321	0.24%
Total	$319,055,744	100.00%	$289,322,834	100.00%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$72,247,155	22.31%	42.06%	$60,022,674	20.64%	34.97%
Biotechnology	22,018,530	6.80%	12.81%	20,798,972	7.14%	12.12%
Internet Services & Infrastructure	15,134,096	4.67%	8.81%	18,992,309	6.52%	11.07%
Health Care Services	15,100,463	4.66%	8.79%	10,992,559	3.78%	6.40%
Health Care Technology	14,592,235	4.50%	8.49%	12,418,353	4.27%	7.24%
Integrated Telecommunication Services	13,878,264	4.28%	8.08%	18,571,805	6.38%	10.82%
Research & Consulting Services	12,516,484	3.86%	7.28%	7,977,900	2.74%	4.65%
Systems Software	11,459,091	3.54%	6.67%	13,126,771	4.51%	7.65%
Pharmaceuticals	10,193,932	3.15%	5.93%	8,439,466	2.90%	4.92%
Diversified Support Services	9,469,048	2.92%	5.51%	9,374,839	3.22%	5.46%
Data Processing & Outsourced Services	9,009,933	2.78%	5.24%	8,140,000	2.80%	4.74%
Real Estate Services	8,843,063	2.73%	5.15%	8,887,725	3.05%	5.18%
Independent Power Producers & Energy Traders	8,183,906	2.53%	4.76%	—	—%	—%
Oil & Gas Refining & Marketing	7,989,625	2.47%	4.65%	8,009,750	2.75%	4.67%
Airport Services	7,312,500	2.26%	4.26%	—	—%	—%
Aerospace & Defense	6,922,107	2.14%	4.03%	6,998,905	2.40%	4.08%
Personal Products	6,646,046	2.05%	3.87%	5,029,700	1.73%	2.93%
Movies & Entertainment	6,000,000	1.85%	3.49%	3,504,338	1.20%	2.04%
Auto Parts & Equipment	5,777,934	1.78%	3.36%	5,835,172	2.00%	3.40%
Metal & Glass Containers	5,706,608	1.76%	3.32%	1,397,930	0.48%	0.81%
IT Consulting & Other Services	5,653,503	1.74%	3.29%	5,341,103	1.83%	3.11%
Health Care Supplies	5,021,875	1.55%	2.92%	—	—%	—%
Health Care Equipment	4,863,063	1.50%	2.83%	4,996,851	1.72%	2.91%
Specialized REITs	4,840,236	1.49%	2.82%	3,351,793	1.15%	1.95%
Insurance Brokers	3,963,620	1.22%	2.31%	3,930,369	1.35%	2.29%
Alternative Carriers	3,955,474	1.22%	2.30%	9,367,143	3.22%	5.46%
Managed Health Care	3,942,755	1.22%	2.29%	3,975,050	1.37%	2.32%
Electrical Components & Equipment	3,272,600	1.01%	1.90%	—	—%	—%
Financial Exchanges & Data	3,141,621	0.97%	1.83%	5,673,531	1.95%	3.31%
Trading Companies & Distributors	2,991,646	0.92%	1.74%	3,006,741	1.03%	1.75%
Interactive Media & Services	2,988,563	0.92%	1.74%	6,735,570	2.31%	3.92%
Publishing	1,987,344	0.61%	1.16%	1,984,960	0.68%	1.16%
Household Products	1,969,000	0.61%	1.15%	1,902,500	0.65%	1.11%
Property & Casualty Insurance	1,423,519	0.44%	0.83%	—	—%	—%
Industrial Machinery	1,292,688	0.40%	0.75%	1,380,983	0.47%	0.80%
Electric Utilities	1,239,009	0.38%	0.72%	1,227,156	0.42%	0.72%
Specialized Finance	816,104	0.25%	0.47%	799,220	0.27%	0.47%
Construction & Engineering	796,612	0.25%	0.46%	1,002,800	0.34%	0.58%
Food Retail	466,555	0.14%	0.27%	993,555	0.34%	0.58%
Oil & Gas Equipment & Services	375,331	0.12%	0.22%	876,330	0.30%	0.51%
Cable & Satellite	—	—%	—%	4,246,138	1.46%	2.47%
Health Care Distributors	—	—%	—%	1,126,250	0.39%	0.66%
Oil & Gas Exploration & Production	—	—%	—%	709,800	0.24%	0.41%
Total	$324,002,138	100.00%	188.56%	$291,147,011	100.00%	169.64%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of December 31, 2019 on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$212,635,730	$105,793,635	$318,429,365
Subordinated debt	—	1,704,250	1,745,616	3,449,866
Common equity & warrants	—	—	2,010,417	2,010,417
Preferred equity	—	—	112,490	112,490
Total investments at fair value	—	214,339,980	109,662,158	324,002,138
Derivative assets	—	17,686	—	17,686
Total assets at fair value	$—	$214,357,666	$109,662,158	$324,019,824
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in fair value from September 30, 2019 to December 31, 2019, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity & Warrants	Total
Fair value as of September 30, 2019	$63,322,227	$1,702,969	$110,285	$720,279	$65,855,760
Purchases	33,291,131	—	—	401,000	33,692,131
Sales and repayments	(2,134,613)	(6,787)	—	—	(2,141,400)
Transfers in (a)	10,627,597	—	—	—	10,627,597
PIK interest income	151,232	—	—	—	151,232
Accretion of OID	130,175	45,731	—	—	175,906
Net unrealized appreciation (depreciation)	405,886	3,703	2,205	889,138	1,300,932
Fair value as of December 31, 2019	$105,793,635	$1,745,616	$112,490	$2,010,417	$109,662,158
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2019	$447,553	$3,703	$2,205	$889,138	$1,342,599
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the three months ended December 31, 2019 as a result of a decreased number of market quotes available and/or decreased market liquidity.
The following table provides a roll-forward in the changes in fair value from September 30, 2018 to December 31, 2018, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured debt	Subordinated Debt	Common Equity	Total
Fair value as of September 30, 2018	$11,655,202	$1,500,000	$—	$13,155,202
Purchases	13,654,560	—	642,713	14,297,273
Sales and repayments	(20,750)	—	—	(20,750)
Transfers in (a)	1,514,018	—	—	1,514,018
Capitalized PIK interest income	39,054	—	—	39,054
Accretion of OID	30,582	55,567	—	86,149
Net unrealized appreciation (depreciation)	(115,003)	4,433	(112,224)	(222,794)
Fair value as of December 31, 2018	$26,757,663	$1,560,000	$530,489	$28,848,152
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2018 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2018	$(115,003)	$4,433	$(112,224)	$(222,794)
__________
(a) There was a transfer into Level 3 from Level 2 for one investment during the three months ended December 31, 2018 as a result of a decreased number of market quotes available and/or decreased market liquidity.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of December 31, 2019:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$38,711,990	Market Yield	Market Yield	(b)	8.0%	-	18.0%	11.2%
	19,195,864	Transactions Precedent	Transaction Price	(e)	N/A	-	N/A	N/A
	47,885,781	Broker Quotations	Broker Quoted Price	(c)	N/A	-	N/A	N/A
Subordinated debt	1,745,616	Market Yield	Market Yield	(b)	13.0%	-	15.0%	14.0%
Common equity & warrants & preferred equity	1,721,907	Enterprise Value	Asset Multiple	(d)	0.7x	-	0.9x	0.8x
	401,000	Transactions Precedent	Transaction Price	(e)	N/A	-	N/A	N/A
Total	$109,662,158
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

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2019:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$31,341,878	Market Yield	Market Yield	(b)	8.0%	-	18.0%	11.0%
	30,480,349	Broker Quotations	Broker Quoted Price	(c)	N/A	-	N/A	N/A
	1,500,000	Transactions Precedent	Transaction Price	(e)	N/A	-	N/A	N/A
Subordinated debt	1,702,969	Market Yield	Market Yield	(b)	13.0%	-	15.0%	14.0%
Common equity & warrants & preferred equity	830,564	Enterprise Value	Asset Multiple	(d)	0.7x	-	0.9x	0.8x
Total	$65,855,760
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
Note 4. Fee Income
For the three months ended December 31, 2019, the Company recorded total fee income of $129,947, of which $16,914 was recurring in nature. For the three months ended December 31, 2018, the Company recorded total fee income of $255,564, of which $11,063 was recurring in nature.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three months ended December 31, 2019 and 2018:

	Three months ended December 31, 2019	Three months ended December 31, 2018
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$5,278,427	$(679,093)
Weighted average common shares outstanding	8,309,861	2,682,977
Earnings (loss) per common share — basic and diluted	$0.64	$(0.25)

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Net Assets
The following table presents the changes in net assets for the three months ended December 31, 2019:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2019	8,309,861	$8,310	$168,819,173	$2,799,267	$171,626,750
Net investment income	—	—	—	1,897,085	1,897,085
Net unrealized appreciation (depreciation)	—	—	—	3,062,531	3,062,531
Net realized gains (losses)	—	—	—	324,057	324,057
Provision for income taxes	—	—	—	(5,246)	(5,246)
Distributions to stockholders	—	—	—	(5,069,014)	(5,069,014)
Balance at December 31, 2019	8,309,861	$8,310	$168,819,173	$3,008,680	$171,836,163

The following table presents the changes in net assets for the three months ended December 31, 2018:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2018	1,541,738	$1,542	$30,833,227	$(462,452)	$30,372,317
Net investment income	—	—	—	274,523	274,523
Net unrealized appreciation (depreciation)	—	—	—	(963,085)	(963,085)
Net realized gains (losses)	—	—	—	9,469	9,469
Issuance of common stock	1,850,162	1,850	36,700,180	—	36,702,030
Balance at December 31, 2018	3,391,900	$3,392	$67,533,407	$(1,141,545)	$66,395,254

Capital Activity
As of December 31, 2019, the Company received $337,683,996 in Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser. As of December 31, 2019, the Company completed drawdowns of $168,841,998, or 50.0%, of such Capital Commitments.
The Company has the authority to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for the Company’s Common Stock through December 31, 2019:

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table reflects the distributions per share that the Company has paid on its common stock during the three months ended December 31, 2019:

Record Date	Payment Date	Amount per Share	Cash Distribution
November 7, 2019	November 21, 2019	$0.29	$2,409,859
December 13, 2019	December 30, 2019	0.32	2,659,155
		$0.61	$5,069,014

No distributions were paid by the Company to stockholders during the three months ended December 31, 2018.
Note 6. Borrowings
CNB Facility
On October 16, 2018, the Company entered into a revolving credit agreement (the “Credit Agreement”) between the Company, as borrower, and City National Bank (“CNB”), as lender. As of December 31, 2019, the Credit Agreement provides for a senior secured revolving credit facility (the “CNB Facility”) of up to $100 million (the “Maximum Commitment”) in aggregate principal amount, subject to (i) the lesser of a percentage of unfunded commitments from certain classes of eligible investors in the Company and (ii) the Maximum Commitment. The maturity date of the CNB Facility is October 15, 2020. Borrowings under the CNB Facility bear interest at a rate equal to (a) the London Interbank Offered Rate ("LIBOR") for the selected period plus 1.65% for LIBOR loans or (b) the prime rate of CNB minus 0.25% for prime rate loans. There is a non-usage fee of 25 basis points per year on the unused portion of the CNB Facility, payable quarterly.
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
As of December 31, 2019 and September 30, 2019, the Company had $76.0 million and $65.0 million outstanding under the CNB Facility, respectively. The Company’s borrowings under the CNB Facility bore interest at a weighted average interest rate of 3.58% and 4.03% for the three months ended December 31, 2019 and 2018, respectively. For the three months ended December 31, 2019 and 2018, the Company recorded interest expense (inclusive of fees) of $790,573 and $133,883 related to the CNB Facility, respectively.

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
The Loan Agreement provides for a senior secured revolving credit facility (the “Citibank Facility”) of up to $100 million (the “Maximum Commitment”) in aggregate principal amount, subject to the lesser of (i) the borrowing base, which is an amount based on advance rates that vary depending on the class of assets and the value assigned to such assets under the Loan Agreement

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and (ii) the Maximum Commitment. The Citibank Facility has a three year reinvestment period (the “Reinvestment Period”) during which advances may be made and matures five years from the Closing Date. Following the Reinvestment Period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the Citibank Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender under the Loan Agreement, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) the LIBOR for a three month maturity and (b) for all other lenders under the Citibank Facility, LIBOR, plus, in each case, an applicable spread. During the Reinvestment Period, the applicable spread is the greater of (i) a weighted average rate of (x) 1.65% per year for broadly syndicated loans and (y) 2.25% per year for all other eligible loans and (ii) 1.85%. After the Reinvestment Period, the applicable spread is 3.00% per year. There is also a non-usage fee of (i) 0.40% per year for the first six months following the Closing Date (the “Ramp-Up Period”) and (ii) 0.50% per year thereafter, in each case, on the unused portion of the Citibank Facility, payable quarterly; provided that if after the Ramp-Up Period the unused portion of the Citibank Facility is greater than 30% of the commitments under the Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the Citibank Facility.
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
As of December 31, 2019 and September 30, 2019, the Company had $67.5 million and $18.0 million outstanding under the Citibank Facility, respectively. The Company’s borrowings under the Citibank Facility bore interest at a weighted average interest rate of 3.87% for the three months ended December 31, 2019. For the three months ended December 31, 2019, the Company recorded interest expense (inclusive of fees) of $564,620 related to the Citibank Facility.

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
Listed below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three months ended December 31, 2019 and 2018:

	Three months ended December 31, 2019	Three months ended December 31, 2018
Net increase (decrease) in net assets resulting from operations	$5,278,427	$(679,093)
Net unrealized (appreciation) depreciation	(3,062,531)	963,085
Book/tax differences due to capital gains incentive fee	677,318	—
Book/tax difference due to organizational and deferred offering costs	(7,602)	216,878
Other book/tax differences	5,246	(32,664)
Taxable income (1)	$2,890,858	$468,206

__________________

(1)
The Company's taxable income for the three months ended December 31, 2019 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2020. Therefore, the final taxable income may be different than the estimate.

For the three months ended December 31, 2019, the Company recognized a total provision for income taxes of $5,246, which was comprised of deferred income tax expense that resulted from unrealized appreciation on an investment held by a wholly-owned taxable subsidiary.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019, the Company's tax year end, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net	$1,793,055
Net realized capital gains	$642,220
Unrealized gains, net	$363,992
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
For purposes of calculating the Management Fee, the Gross Asset Value is determined by the Company’s board of directors (including any committee thereof). Until August 6, 2019, the Management Fee for each quarter was calculated based on the Company’s average Gross Asset Value at the end of each month during such calendar quarter (prior to taking into account any Incentive Fee); provided, that the Management Fee for the Company’s first calendar quarter was calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). Following August 6, 2019, the Management Fee for each quarter is calculated based on the Company’s average Gross Asset Value at the end of such quarter and at the end of the preceding quarter (in each case, prior to taking into account any Incentive Fee); provided, that the Management Fee for the calendar quarter in which the Company consummates a Qualified Listing will be calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). For the three months ended December 31, 2019 and 2018, base management fees were $786,134 and $120,929, respectively.
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

The foregoing calculations will be appropriately prorated for any period of less than three months and adjusted for any issuances or repurchases of Common Stock during a quarter. For the three months ended December 31, 2019, Investment Income Incentive Fees were $49,915. For the three months ended December 31, 2018, there was no Investment Income Incentive Fee.
Capital Gains Incentive Fee
In addition to the Investment Income Incentive Fee described above, the Adviser is entitled to receive a Capital Gains Incentive Fee (as defined below). The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each calendar year. The Capital Gains Incentive Fee is equal to 20% of the realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee with respect to each of the investments in the Company’s portfolio, provided that the Capital Gains Incentive Fee determined as of December 31, 2018 was calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of the Initial Closing through the end of 2018 (the “Capital Gains Incentive Fee,” and together with the Investment Income Incentive Fee, the “Incentive Fee”).
Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 20% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2019, the Company accrued $677,318 of Capital Gains Incentive Fee. For the three months ended December 31, 2018, the Company reversed $42,021 of previously accrued Capital Gains Incentive Fee. As of December 31, 2019, there was $1,104,889 of Capital Gains Incentive Fee accrued on a cumulative basis. As of December 31, 2019, the Company has not paid any capital gains incentive fees, and no amount is currently payable under the terms of the Investment Advisory Agreement.
As of December 31, 2019 and September 30, 2019, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $1,940,938 and $1,128,658, respectively, reflecting the unpaid portion of the Base Management Fee and Incentive Fee payable to the Adviser.
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
Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement and providing personnel and facilities. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party, by the vote of a majority of the Company’s outstanding voting securities, or by the vote of the Company’s directors or by the Administrator. In addition, our Administrator entered into a sub-administration agreement (the “Sub-Administration Agreement”) with State Street Bank and Trust Company (“State Street”), pursuant to which State Street provides certain administrative and professional services. The Company bears all of the costs and expenses of any sub-administration agreements that the Administrator enters into.
For the avoidance of doubt, the Company bears its allocable portion of the costs of the compensation, benefits, and related administrative expenses (including travel expenses) of the Company’s officers who provide operational and administrative services under the Administration Agreement, their respective staffs and other professionals who provide services to the Company (including, in each case, employees of the Administrator or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company. The Company reimburses the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to the Company’s business and affairs and to acting on the Company’s behalf). Our board of directors reviews the fees payable under the Administration Agreement to determine that these fees are reasonable and comparable to administrative services charged by unaffiliated third parties.
For the three months ended December 31, 2019, the Company incurred $133,664 of expenses under the Administration Agreement, of which $113,917 was included in administrator expense and the remaining $19,747 was included in general and administrative expenses on the Consolidated Statements of Operations. For the three months ended December 31, 2018, the Company incurred $217,608 of expenses under the Administration Agreement, of which $82,045 was included in administrator expense and the remaining $135,563 was included across general and administrative expenses, offering costs and organization expenses on the Consolidated Statements of Operations. As of December 31, 2019 and September 30, 2019, $329,910 and $753,665, respectively, was included in “Due to affiliates” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses.
Placement Agent Agreement
The Company has entered into a Placement Agent Agreement with OCM Investments, LLC (the “Placement Agent”), an affiliate of the Adviser, which may require investors (other than investors sourced by the Company, the Adviser, the Placement Agent or their respective affiliates) to pay a distribution fee to the Placement Agent for its services. Although the Company does not pay any fees to the Placement Agent, the Company indemnifies the Placement Agent in connection with its activities.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Financial Highlights

	Three months ended December 31, 2019	Three months ended December 31, 2018
Net asset value at beginning of period	$20.65	$19.70
Net investment income (1)	0.23	0.10
Net unrealized appreciation (depreciation) (1)(2)	0.37	(0.32)
Net realized gains (losses) (1)	0.04	—
Distributions to stockholders	(0.61)	—
Effect of sale price of drawdowns (3)	—	0.09
Net asset value at end of period	$20.68	$19.57
Total return (4)	3.13%	(0.66)%
Common stock outstanding at beginning of period	8,309,861	1,541,738
Common stock outstanding at end of period	8,309,861	3,391,900
Net assets at beginning of period	$171,626,750	$30,372,317
Net assets at end of period	$171,836,163	$66,395,254
Average net assets (5)	$172,331,212	$52,674,266
Ratio of net investment income to average net assets (6)	1.10%	0.52%
Ratio of total expenses to average net assets (6)	1.97%	1.69%
Ratio of portfolio turnover to average investments at fair value (6)	12.58%	3.77%
Weighted average outstanding debt	$119,500,000	$2,619,565
Average debt per share (1)	$14.38	$0.98
Asset coverage ratio (7)	219.75%	1,048.50%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)
For the three months ended December 30, 2018, the amount shown does not correspond with net unrealized appreciation (depreciation) for the period as it includes the effect of the timing of equity issuances.

(3)	Increase is due to drawdowns during the period that were executed at a sale price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors.
(4)
Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvestment price equal to the NAV per share at the beginning of the period. The total return has not been annualized.

(5)	Calculated based upon the weighted average net assets for the period.
(6)	Financial results for the three months ended December 31, 2019 and 2018 have not been annualized for purposes of this ratio.
(7)	Based on outstanding senior securities of $143.5 million and $7.0 million as of December 31, 2019 and 2018, respectively.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of December 31, 2019 and September 30, 2019, off-balance sheet arrangements consisted of $18,345,235 and $11,030,903, respectively, of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

	December 31, 2019	September 30, 2019
Connect U.S. Finco LLC	$5,615,016	$—
Assembled Brands Capital LLC	3,807,021	3,807,021
Sorrento Therapeutics, Inc.	2,400,000	2,400,000
Corrona, LLC	2,006,000	—
PaySimple, Inc.	1,914,408	2,695,000
OEConnection LLC	822,511	817,204
Mindbody, Inc.	761,905	761,905
Acquia Inc.	468,601	—
Apptio, Inc.	461,538	461,538
iCIMs, Inc.	88,235	88,235
	$18,345,235	$11,030,903

Note 12. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. As of December 31, 2019, the counterparty to these forward currency contracts was The Bank of New York Mellon. Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statement of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2019.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$2,798,483	€2,475,000	1/16/2020	$17,686	$—	Derivative assets
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2019.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$2,798,483	€2,475,000	1/16/2020	$77,558	$—	Derivative assets

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended December 31, 2019, except as discussed below.

Distribution Declaration
On February 7, 2020, the Company's board of directors approved a quarterly distribution not to exceed $2.7 million, payable in cash on March 31, 2020 in an amount per share based on the outstanding number of shares held by the Company's stockholders as of the close of business on March 13, 2020.

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
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2019 and elsewhere in this quarterly report on Form 10-Q.
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
We were formed on April 30, 2018 as a Delaware corporation and are externally managed by our Adviser. We seek to invest opportunistically across asset classes and geographies, primarily in the form of senior loans, and to a lesser extent, high yield bonds, to borrowers that are in need of direct loans, rescue financings or other capital solutions or that have had challenged or unsuccessful primary offerings. Our investment objective is to generate current income and long-term capital appreciation. We seek to achieve our investment objective without subjecting principal to undue risk of loss by investing primarily in situations where a company or its owners (a) are overleveraged or facing pressures to recapitalize, (b) are unable to access broadly syndicated capital markets, (c) are undervalued after having recently exited bankruptcy or completed a restructuring or (d) are otherwise affected by mispricings or inefficiencies in the capital markets or at different points throughout the credit cycle. We seek to generate revenues primarily in the form of interest income from the investments we hold.
We conduct Private Offerings of shares of our Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act. At each Closing of a Private Offering, each investor participating in that closing makes a Capital Commitment to purchase our Common Stock pursuant to a Subscription Agreement entered into with us in connection with its Capital Commitment. Investors are required to fund drawdowns to purchase our Common Stock up to the amount of their respective Capital Commitments on an as-needed basis with a minimum of ten calendar days' prior notice (excluding the initial drawdown for each investor). The Initial Closing occurred on August 6, 2018. Loan origination and investment activities commenced shortly after the Initial

Closing. As of December 31, 2019, we received $337,683,996 in Capital Commitments from investors in connection with Private Offerings.
We commenced our loan origination and investment activities shortly after the Initial Closing. The proceeds from the Initial Closing provided us with the necessary seed capital to commence operations. As of December 31, 2019, we completed drawdowns of $168,841,998, or 50.0%, on Capital Commitments. As of December 31, 2019, we held $324,002,138 of investments at fair value, up from $291,147,011 held at September 30, 2019, primarily driven by additional borrowings under our credit facilities and unrealized appreciation on our investment portfolio.
Business Environment and Developments
We believe that the shift of commercial banks away from lending to middle-market companies following the 2008 financial crisis, including as a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the adoption of the Basel III Accord continues to create opportunities for non-bank lenders such as us. We believe middle-market companies represent a significant opportunity for direct lending as there are nearly 200,000 middle-market businesses, representing one-third of private sector gross domestic product and accounting for approximately 48 million jobs according to the National Center for the Middle Market. In addition, according to the S&P Global Market Intelligence LCD Middle Market Review, there was a total of $5.7 billion of syndicated middle market loan issuance in the calendar year 2019.
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
As of December 31, 2019, 95.0% of our debt investment portfolio (at fair value) and 95.3% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the London Interbank Offered Rate ("LIBOR"), and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option.  In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it remains unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate and may also need to renegotiate the terms of our borrowing facilities. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.
Critical Accounting Policies
Basis of Presentation
Our accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the consolidated financial statements have been made. We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board ("FASB"), Accounting Standards Codification ("ASC"), Topic 946, Financial Services – Investment Companies, or ASC 946.

Fair Value Measurements
Our board of directors, with the assistance of our audit committee (the “Audit Committee”) and the Adviser, determines the fair value of our assets on at least a quarterly basis, in accordance with the terms of FASB ASC Topic 820, Fair Value Measurement. The Audit Committee is comprised of independent directors. Our investments are valued at fair value. For purposes of periodic reporting, the Company values its assets in accordance with GAAP and based on the principles and methods of valuation summarized below. GAAP requires that a “fair value” be assigned to all assets and establishes a single authoritative definition of fair value that includes a framework for measuring fair value and enhanced disclosures about fair value measurements.
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

•
Level III - Valuations for which one or more significant inputs are unobservable. These inputs reflect our assessment of the assumptions that market participants use to value the investment based on the best available information. Level III inputs include prices obtained from brokers in markets for which there are few transactions, less public information exists or prices vary among broker market makers. The types of investments in Level III include non-publicly traded equity, debt, real estate and derivatives.

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
Certain Level III assets are valued using prices obtained from pricing vendors or brokers. These investments are classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustment for investment-specific factors or restrictions. We seek to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If we are unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within our set threshold, we seek to obtain a quote directly from a broker making a market for the asset. However, given the nature of our portfolio, we do not expect that all of our Level III assets will be valued at least annually using prices obtained from pricing vendors or brokers. Generally, we do not adjust any of the prices received from these sources, and all prices are reviewed by us. We evaluate the prices obtained from pricing vendors or brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Adviser also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, the Adviser performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process.
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
With the exception of the line items entitled "deferred financing costs," "deferred offering costs," "other assets," and "credit facilities payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "interest receivable," "receivables from unsettled transactions," "receivable for shares sold," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliates," "interest payable," "director fees payable," "deferred tax liability" and "payables from unsettled transactions" approximate fair value due to their short maturities.
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

Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2019, there were no investments on which we had stopped accruing cash interest and/or PIK interest or OID income.
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
PIK Interest Income
Our investments in debt securities may contain PIK interest provisions. PIK interest, which generally represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We generally cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect the portfolio company to be able to pay all principal and interest due. Our decision to cease accruing PIK interest on a loan or debt security involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; our assessment of the portfolio company's business development success; information obtained by us in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. Our determination to cease accruing PIK interest is generally made well before our full write-down of a loan or debt security. In addition, if it is subsequently determined that we will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on our debt investments increases the recorded cost bases of these investments in our consolidated financial statements including for purposes of computing the capital gains incentive fee payable by us to the Adviser.

To maintain our status as a RIC, certain income from PIK interest may be required to be distributed to our stockholders even though we have not yet collected the cash and may never do so.
Portfolio Composition
As of December 31, 2019, the fair value of our investment portfolio was $324.0 million and was comprised of investments in 74 portfolio companies. As of September 30, 2019, the fair value of our investment portfolio was $291.1 million and was comprised of investments in 69 portfolio companies.
As of December 31, 2019 and September 30, 2019, our investment portfolio consisted of the following:

	December 31, 2019	September 30, 2019
Cost:
Senior secured debt	$314,447,196	$281,238,755
Subordinated debt	3,454,550	7,201,102
Common equity & warrants	1,043,713	772,692
Preferred equity	110,285	110,285
Total	$319,055,744	$289,322,834

	December 31, 2019	September 30, 2019
Fair Value:
Senior secured debt	$318,429,365	$282,841,206
Subordinated debt	3,449,866	7,325,965
Common equity & warrants	2,010,417	869,555
Preferred equity	112,490	110,285
Total	$324,002,138	$291,147,011

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	December 31, 2019	September 30, 2019
Fair Value:
Application Software	22.31%	20.64%
Biotechnology	6.80%	7.14%
Internet Services & Infrastructure	4.67%	6.52%
Health Care Services	4.66%	3.78%
Health Care Technology	4.50%	4.27%
Integrated Telecommunication Services	4.28%	6.38%
Research & Consulting Services	3.86%	2.74%
Systems Software	3.54%	4.51%
Pharmaceuticals	3.15%	2.90%
Diversified Support Services	2.92%	3.22%
Data Processing & Outsourced Services	2.78%	2.80%
Real Estate Services	2.73%	3.05%
Independent Power Producers & Energy Traders	2.53%	—%
Oil & Gas Refining & Marketing	2.47%	2.75%
Airport Services	2.26%	—%
Aerospace & Defense	2.14%	2.40%
Personal Products	2.05%	1.73%
Movies & Entertainment	1.85%	1.20%
Auto Parts & Equipment	1.78%	2.00%
Metal & Glass Containers	1.76%	0.48%
IT Consulting & Other Services	1.74%	1.83%
Health Care Supplies	1.55%	—%
Health Care Equipment	1.50%	1.72%
Specialized REITs	1.49%	1.15%
Insurance Brokers	1.22%	1.35%
Alternative Carriers	1.22%	3.22%
Managed Health Care	1.22%	1.37%
Electrical Components & Equipment	1.01%	—%
Financial Exchanges & Data	0.97%	1.95%
Trading Companies & Distributors	0.92%	1.03%
Interactive Media & Services	0.92%	2.31%
Publishing	0.61%	0.68%
Household Products	0.61%	0.65%
Property & Casualty Insurance	0.44%	—%
Industrial Machinery	0.40%	0.47%
Electric Utilities	0.38%	0.42%
Specialized Finance	0.25%	0.27%
Construction & Engineering	0.25%	0.34%
Food Retail	0.14%	0.34%
Oil & Gas Equipment & Services	0.12%	0.30%
Cable & Satellite	—%	1.46%
Health Care Distributors	—%	0.39%
Oil & Gas Exploration & Production	—%	0.24%
Total	100.00%	100.00%

The table below describes investments by geographic composition at fair value as a percentage of total investments:

	December 31, 2019	September 30, 2019
Fair Value:
United States	89.61%	89.06%
United Kingdom	3.72%	3.81%
Luxembourg	2.39%	2.64%
Australia	1.85%	—%
Iceland	1.56%	1.61%
Canada	0.75%	0.99%
France	0.12%	1.81%
Denmark	—%	0.08%
Total	100.00%	100.00%

See the Schedule of Investments as of December 31, 2019 in our consolidated financial statements in Part I, Item 1, of this Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.
 Discussion and Analysis of Results and Operations
Results of Operations
The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest income and fee income and excise taxes and total expenses. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation (depreciation) when gains or losses are realized. The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation.
Comparison of the three months ended December 31, 2019 and December 31, 2018
Investment Income
Total investment income for the three months ended December 31, 2019 was $5,294,578 and consisted of $5,164,631 of interest income primarily from portfolio investments (including $151,232 of PIK interest income) and $129,947 of fee income. Total investment income for the three months ended December 31, 2018 was $1,166,218 and consisted of $910,654 of interest income primarily from portfolio investments (including $67,946 of PIK interest income) and $255,564 of fee income. The increase in total investment income was primarily due to an increase in the size of our investment portfolio as compared to the prior year comparable quarter. Based on fair value as of December 31, 2019, the weighted average yield on our debt investments was 7.1%, compared to 9.0% as of December 31, 2018.

Expenses
Total expenses for the three months ended December 31, 2019 and December 31, 2018 were $3,397,493 and $882,338, respectively. The increase in total expenses was primarily due to (1) an increase in the size of our investment portfolio as compared to the prior year quarter, which drove a $665,205 increase in base management fees and an increase in borrowings, which contributed to a $1,221,310 increase in interest expense, and (2) an increase of $719,339 in capital gains incentive fees primarily driven by unrealized appreciation across our investment portfolio.

	Three months ended December 31, 2019	Three months ended December 31, 2018
Expenses:
Base management fee	$786,134	$120,929
Investment income incentive fee	49,915	—
Capital gains incentive fee	677,318	(42,021)
Offering costs	—	168,269
Organization expenses	—	56,211
Professional fees	167,983	192,840
Directors fees	38,887	26,250
Interest expense	1,355,193	133,883
Administrator expense	113,917	82,045
General and administrative expenses	208,146	143,932
Total expenses	$3,397,493	$882,338
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation was $3,062,531 for the three months ended December 31, 2019, and was primarily driven by unrealized appreciation across various investments in the portfolio, including $1.1 million of unrealized appreciation on our investment in Sorrento Therapeutics, Inc. Net unrealized depreciation on investments was $963,085 for the three months ended December 31, 2018 and was primarily driven by volatility experienced in the broadly syndicated loan market during the quarter which ultimately caused spreads to widen and prices to decline.
Net Realized Gains (Losses)
Net realized gains were $324,057 for the three months ended December 31, 2019, primarily driven by realized gains resulting from exits of various investments in the portfolio. Net realized gains were $9,469 for the three months ended December 31, 2018.
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
For the three months ended December 31, 2019, we experienced a net decrease in cash and cash equivalents of $436,421. During that period, $56,215,157 of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by cash proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $55,778,486, primarily consisting of $60,500,000 of net borrowings under our credit facilities and $347,500 of net proceeds from Private Offerings, partially offset by distributions to stockholders of $5,069,014.
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

As of December 31, 2019, we had $10,911,705 of cash and cash equivalents (including $1,405,214 of restricted cash), portfolio investments (at fair value) of $324,002,138, $712,034 of interest receivable, $17,569,413 of net payables from unsettled transactions and unfunded commitments of $18,345,235.
As of September 30, 2019, we had $11,348,126 of cash and cash equivalents (including $269,111 of restricted cash), portfolio investments (at fair value) of $291,147,011, $1,005,398 of interest receivable, $47,048,497 of net payables from unsettled transactions and unfunded commitments of 11,030,903.
Equity Activity
As of December 31, 2019, we received $337,683,996 in Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser. As of December 31, 2019, we completed drawdowns of $168,841,998, or 50.0%, of such Capital Commitments.
We have the authority under our organizational documents to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for our Common Stock through December 31, 2019:

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
Leverage
On July 9, 2018, our sole stockholder approved our becoming subject to a minimum asset coverage ratio of 150% as set forth in Section 61(a)(2) of the Investment Company Act. As a result of this approval, we are permitted to borrow amounts so long as our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2019, our asset coverage ratio, as defined in the Investment Company Act, was 219.7%, and aggregate outstanding principal amount of indebtedness was $143.5 million.
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
CNB Facility
On October 16, 2018, we entered into the Credit Agreement between us, as borrower, and City National Bank ("CNB"), as lender. As of December 31, 2019, the Credit Agreement provides for a senior secured revolving credit facility (the "CNB Facility"), of up to $100 million (the "Maximum Commitment"), in aggregate principal amount, subject to (i) the lesser of a percentage of unfunded commitments from certain classes of eligible investors in the Company and (ii) the Maximum Commitment. The maturity date of the CNB Facility is October 15, 2020. Borrowings under the CNB Facility bear interest at a rate equal to (a) the LIBOR for the selected period plus 1.65% for LIBOR loans or (b) the prime rate of CNB minus 0.25% for prime rate loans. There is a non-usage fee of 25 basis points per year on the unused portion of the CNB Facility, payable quarterly.
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
As of December 31, 2019 and September 30, 2019, we had $76.0 million and $65.0 million outstanding under the CNB Facility, respectively. Our borrowings under the CNB Facility bore interest at a weighted average interest rate of 3.58% and 4.03% for the three months ended December 31, 2019 and 2018, respectively. For the three months ended December 31, 2019 and 2018, we recorded interest expense (inclusive of fees) of $790,573 and $133,883 related to the CNB Facility, respectively.
Citibank Facility
On July 26, 2019 (the "Closing Date"), we and OSI 2 Senior Lending SPV, LLC ("OSI 2 SPV"), a wholly-owned and consolidated subsidiary of us, entered into a loan and security agreement (the "Loan Agreement"), with the lenders from time to time party thereto and the other parties referenced below. Under the terms of the Loan Agreement, we serve as the collateral manager and seller and OSI 2 SPV serves as borrower with Citibank, N.A., as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent.
The Loan Agreement provides for a senior secured revolving credit facility (the "Citibank Facility"), of up to $100 million (the "Maximum Commitment"), in aggregate principal amount, subject to the lesser of (i) the borrowing base, which is an amount based on advance rates that vary depending on the class of assets and the value assigned to such assets under the Loan Agreement and (ii) the Maximum Commitment. The Citibank Facility has a three year reinvestment period (the "Reinvestment Period"), during which advances may be made; and matures five years from the Closing Date. Following the Reinvestment Period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the Citibank Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender under the Loan Agreement, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) the LIBOR for a three month maturity and (b) for all other lenders under the Citibank Facility, LIBOR, plus, in each case, an applicable spread. During the Reinvestment Period, the applicable spread is the greater of (i) a weighted average rate of (x) 1.65% per year for broadly syndicated loans and (y) 2.25% per year for all other eligible loans and (ii) 1.85%. After the Reinvestment Period, the applicable spread is 3.00% per year. There is also a non-usage fee of (i) 0.40% per year for the first six months following the Closing Date (the "Ramp-Up Period"), and (ii) 0.50% per year thereafter, in each case, on the unused portion of the Citibank Facility, payable quarterly; provided that if after the Ramp-Up Period the unused portion of the Citibank Facility is greater than 30% of the commitments under the Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the Citibank Facility.
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
As of December 31, 2019 and September 30, 2019, we had $67.5 million and $18.0 million outstanding under the Citibank Facility, respectively. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 3.87% for the three months ended December 31, 2019. For the three months ended December 31, 2019, we recorded interest expense (inclusive of fees) of $564,620 related to the Citibank Facility.
Contractual Obligations

	Payments due by period as of December 31, 2019
	Total	< 1 year	1-3 years	3-5 years	> 5 years
CNB Facility	$76,000,000	$76,000,000	—	$—	$—
Interest due on CNB Facility	2,017,458	2,017,458	—	—	—
Citibank Facility	67,500,000	—	—	67,500,000	—
Interest due on Citibank Facility	11,478,565	2,510,291	5,020,583	3,947,691	—
Total	$156,996,023	$80,527,749	$5,020,583	$71,447,691	$—

Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As indicated in the table below, as of December 31, 2019 and September 30, 2019, off-balance sheet arrangements consisted of $18,345,235 and $11,030,903, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

	December 31, 2019	September 30, 2019
Connect U.S. Finco LLC	$5,615,016	$—
Assembled Brands Capital LLC	3,807,021	3,807,021
Sorrento Therapeutics, Inc.	2,400,000	2,400,000
Corrona, LLC	2,006,000	—
PaySimple, Inc.	1,914,408	2,695,000
OEConnection LLC	822,511	817,204
Mindbody, Inc.	761,905	761,905
Acquia Inc.	468,601	—
Apptio, Inc.	461,538	461,538
iCIMs, Inc.	88,235	88,235
	$18,345,235	$11,030,903
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
We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. To maintain RIC qualification, we must distribute to our stockholders, for each tax year, at least 90% of our “investment company taxable income” for that year. In order to avoid certain excise taxes imposed on RICs, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to stockholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
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

We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains for the year ended September 30, 2019, our most recently completed tax year end.

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2019	96.0%	—

The following table reflects the distributions per share that we have paid on our common stock during the three months ended December 31, 2019:

Record Date	Payment Date	Amount per Share	Cash Distribution
November 7, 2019	November 21, 2019	$0.29	$2,409,859
December 13, 2019	December 30, 2019	0.32	2,659,155
		$0.61	$5,069,014

No distributions were paid to our stockholders during the three months ended December 31, 2018.

Related Party Transactions
We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator, a wholly-owned subsidiary of the Adviser. The Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, that is partially and indirectly owned by Oaktree Capital Group, LLC.
Recent Developments
Distribution Declaration
On February 7, 2020, our board of directors approved a quarterly distribution not to exceed $2.7 million, which is payable in cash on March 31, 2020 to our stockholders of record as of the close of business on March 13, 2020.

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
As of December 31, 2019, 95.0% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by cash interest rate floor (excluding PIK interest) as of December 31, 2019 and September 30, 2019 was as follows:

	December 31, 2019		September 30, 2019
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$177,245,986	57.97%	$155,679,055	57.52%
1% to 2%	124,444,226	40.70	114,974,092	42.48
2% and over	4,079,226	1.33	—	—
Total	$305,769,438	100.00%	$270,653,147	100.00%

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2019, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
300	$9,237,040	$(4,305,000)	$4,932,040
200	6,158,026	(2,870,000)	3,288,026
100	3,079,013	(1,435,000)	1,644,013

Basis point decrease (1)	(Decrease) in Interest Income	Decrease in Interest Expense	Net increase (decrease) in net assets resulting from operations
100	$(2,821,207)	$1,435,000	$(1,386,207)
200	(4,200,522)	2,188,291	(2,012,231)
 __________
(1) The effect of a greater than 200 basis point decrease is limited by interest rate floors on certain investments.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for all floating rate loans is indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of December 31, 2019 and September 30, 2019:

	December 31, 2019		September 30, 2019
	Debt Investments	Borrowings	Debt Investments	Borrowings
LIBOR:
30 day	$201,945,257	$76,000,000	$177,185,974	$65,000,000
60 day	8,393,750	—	—	—
90 day	93,430,232	67,500,000	92,053,874	18,000,000
180 day	1,325,833	—	1,409,167	—
EURIBOR:
30 day	2,806,250	—	2,725,500	—
Fixed rate	15,193,688	—	19,020,775	—
Total	$323,095,010	$143,500,000	$292,395,290	$83,000,000

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended December 31, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2019.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

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
Date: February 11, 2020