Form 10-Q
period 2020-03-31
Oaktree Strategic Income II, Inc.
filed 2020-05-13
CIK 1744179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2020
Common stock, $0.001 par value	17,407,857

OAKTREE STRATEGIC INCOME II, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Oaktree Strategic Income II, Inc.
Consolidated Statements of Assets and Liabilities

	March 31, 2020 (unaudited)	September 30, 2019
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost March 31, 2020: $390,195,496; cost September 30, 2019: $289,322,834)	$354,696,821	$291,147,011
Cash and cash equivalents	32,558,185	11,079,015
Restricted cash	2,247,126	269,111
Interest receivable	1,044,637	1,005,398
Receivables from unsettled transactions	4,345,100	5,326,435
Derivative assets at fair value	55,258	77,558
Deferred financing costs	986,630	1,314,732
Receivable for shares sold	2,412,000	347,500
Other assets	362,799	382,727
Total assets	$398,708,556	$310,949,487
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$755,972	$999,579
Base management fee and incentive fee payable	1,670,324	1,128,658
Due to affiliates	295,582	753,665
Interest payable	1,270,551	1,065,903
Payables from unsettled transactions	43,696,890	52,374,932
Deferred tax liability	5,555	—
Credit facilities payable	150,000,000	83,000,000
Total liabilities	197,694,874	139,322,737
Commitments and contingencies (Note 11)
Net assets:
Common stock, $0.001 par value per share, 250,000,000 shares authorized; 11,575,664 shares issued and outstanding at March 31, 2020; 8,309,861 shares issued and outstanding at September 30, 2019	11,576	8,310
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized; none issued and outstanding at March 31, 2020 and September 30, 2019	—	—
Additional paid-in-capital	236,352,706	168,819,173
Accumulated distributable earnings (loss)	(35,350,600)	2,799,267
Total net assets (equivalent to $17.37 and $20.65 per common share at March 31, 2020 and September 30, 2019, respectively) (Note 10)	201,013,682	171,626,750
Total liabilities and net assets	$398,708,556	$310,949,487
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31, 2020	Three months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019
Interest income:
Non-control/Non-affiliate investments	$6,292,982	$1,942,044	$11,276,999	$2,761,263
Interest on cash and cash equivalents	21,586	56,782	50,968	80,271
Total interest income	6,314,568	1,998,826	11,327,967	2,841,534
PIK interest income:
Non-control/Non-affiliate investments	374,393	191,748	525,625	259,694
Total PIK interest income	374,393	191,748	525,625	259,694
Fee income:
Non-control/Non-affiliate investments	447,367	9,114	577,314	264,678
Total fee income	447,367	9,114	577,314	264,678
Total investment income	7,136,328	2,199,688	12,430,906	3,365,906
Expenses:
Base management fee	866,511	332,290	1,652,645	453,219
Investment income incentive fee	803,813	—	853,728	—
Capital gains incentive fee	(1,104,890)	350,369	(427,572)	308,348
Offering costs	—	194,104	—	362,373
Organization expenses	—	710	—	56,921
Professional fees	253,793	190,929	421,776	383,769
Directors fees	38,750	26,250	77,637	52,500
Interest expense	1,631,976	453,272	2,987,169	587,155
Administrator expense	130,370	130,052	244,287	212,097
General and administrative expenses	195,863	225,569	404,009	369,501
Total expenses	2,816,186	1,903,545	6,213,679	2,785,883
Net investment income before taxes	4,320,142	296,143	6,217,227	580,023
Excise tax expense	—	—	—	9,357
Net investment income	4,320,142	296,143	6,217,227	570,666
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(40,448,299)	2,437,869	(37,326,082)	1,440,249
Foreign currency forward contracts	37,386	(25,295)	(22,300)	9,240
Net unrealized appreciation (depreciation)	(40,410,913)	2,412,574	(37,348,382)	1,449,489
Realized gains (losses):
Non-control/Non-affiliate investments	266,897	(523)	590,954	8,946
Foreign currency forward contracts	40,961	83,308	40,961	83,308
Net realized gains (losses)	307,858	82,785	631,915	92,254
Provision for income tax (expense) benefit	(309)	—	(5,555)	—
Net realized and unrealized gains (losses), net of taxes	(40,103,364)	2,495,359	(36,722,022)	1,541,743
Net increase (decrease) in net assets resulting from operations	$(35,783,222)	$2,791,502	$(30,504,795)	$2,112,409
Net investment income (loss) per common share — basic and diluted	$0.51	$0.09	$0.74	$0.19
Earnings (loss) per common share — basic and diluted (Note 5)	$(4.22)	$0.82	$(3.63)	$0.70
Weighted average common shares outstanding — basic and diluted	8,489,301	3,391,900	8,399,091	3,033,543
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended March 31, 2020	Three months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019
Operations:
Net investment income	$4,320,142	$296,143	$6,217,227	$570,666
Net unrealized appreciation (depreciation)	(40,410,913)	2,412,574	(37,348,382)	1,449,489
Net realized gains (losses)	307,858	82,785	631,915	92,254
Provision for income tax (expense) benefit	(309)	—	(5,555)	—
Net increase (decrease) in net assets resulting from operations	(35,783,222)	2,791,502	(30,504,795)	2,112,409
Capital share transactions:
Distributions to stockholders	(2,576,058)	—	(7,645,072)	—
Issuance of common stock	67,536,799	—	67,536,799	36,702,030
Net increase (decrease) in net assets from capital share transactions	64,960,741	—	59,891,727	36,702,030
Total increase (decrease) in net assets	29,177,519	2,791,502	29,386,932	38,814,439
Net assets at beginning of period	171,836,163	66,395,254	171,626,750	30,372,317
Net assets at end of period	$201,013,682	$69,186,756	$201,013,682	$69,186,756
Net asset value per common share	$17.37	$20.40	$17.37	$20.40
Common shares outstanding at end of period	11,575,664	3,391,900	11,575,664	3,391,900

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended March 31, 2020	Six months ended March 31, 2019
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(30,504,795)	$2,112,409
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	37,348,382	(1,449,489)
Net realized (gains) losses	(631,915)	(92,254)
PIK interest income	(525,625)	(259,694)
Accretion of original issue discount on investments	(1,119,252)	(275,394)
Amortization of deferred financing costs	330,347	120,581
Amortization of deferred offering costs	—	362,373
Deferred taxes	5,555	—
Purchases of investments	(188,883,931)	(141,509,006)
Proceeds from sales and repayments of investments	90,284,784	5,677,327
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(39,239)	(429,798)
(Increase) decrease in receivables from unsettled transactions	981,335	—
(Increase) decrease in other assets	19,928	22,225
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(243,607)	172,466
Increase (decrease) in base management fee and incentive fee payable	541,666	600,915
Increase (decrease) in due to affiliates	(458,083)	(546,342)
Increase (decrease) in interest payable	204,648	387,846
Increase (decrease) in payables from unsettled transactions	(8,678,042)	20,014,338
Net cash used in operating activities	(101,367,844)	(115,091,497)
Financing activities:
Distributions paid in cash	(7,645,072)	—
Borrowings under the credit facilities	130,000,000	76,000,000
Repayments of borrowings under the credit facilities	(63,000,000)	—
Proceeds from the issuance of common stock	65,472,299	36,742,030
Deferred financing costs paid	(2,245)	(530,405)
Offering costs paid	—	(120,992)
Net cash provided by financing activities	124,824,982	112,090,633
Effect of exchange rate changes on foreign currency	47	45,289
Net increase (decrease) in cash and cash equivalents and restricted cash	23,457,185	(2,955,575)
Cash and cash equivalents and restricted cash, beginning of period	11,348,126	10,131,268
Cash and cash equivalents and restricted cash, end of period	$34,805,311	$7,175,693
Supplemental information:
Cash paid for interest	$2,452,174	$78,728
Non-cash financing activities:
Proceeds from the issuance of common stock	$2,412,000	$—

Reconciliation to the Consolidated Statement of Assets and Liabilities	March 31, 2020	September 30, 2019
Cash and cash equivalents	$32,558,185	$11,079,015
Restricted cash	2,247,126	269,111
Total cash and cash equivalents and restricted cash	$34,805,311	$11,348,126

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments						(6)
Access CIG, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	5.53%		$7,513,107	$7,451,988	$6,188,922	(4)
				7,451,988	6,188,922
Accupac, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.00% cash due 1/17/2026	7.84%		4,582,336	4,504,889	4,502,145	(4)(7)(11)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 1/17/2026			—	(14,476)	(14,989)	(4)(7)(8)
First Lien Revolver, LIBOR+6.00% cash due 1/17/2026	7.05%		571,008	561,357	561,015	(4)(7)
				5,051,770	5,048,171
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	8.58%		4,381,994	4,300,289	4,175,164	(4)(7)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025			—	(8,967)	(22,118)	(4)(7)(8)
				4,291,322	4,153,046
Adient US LLC		Auto Parts & Equipment
First Lien Term Loan, LIBOR+4.00% cash due 5/6/2024	5.45%		4,962,500	4,937,688	4,391,813	(4)(9)
				4,937,688	4,391,813
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.25%		€2,500,000	2,862,090	2,139,638	(4)(7)(9)
				2,862,090	2,139,638
Aldevron, L.L.C.		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 10/12/2026	5.70%		$4,000,000	3,960,000	3,780,000	(4)(11)
				3,960,000	3,780,000
Algeco Scotsman Global Finance Plc		Construction & Engineering
Fixed Rate Bond, 8.00% cash due 2/15/2023			566,000	575,947	437,218	(9)
				575,947	437,218
Altice France S.A.		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+4.00% cash due 8/14/2026	4.70%		6,887,000	6,517,765	6,594,303	(4)(9)(11)
				6,517,765	6,594,303
Alvogen Pharma US, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.32%		2,646,943	2,322,132	2,302,840	(4)(7)(11)
				2,322,132	2,302,840
Alvotech Holdings S.A.		Biotechnology
Fixed Rate Bond 15% PIK Note A due 12/13/2023			2,000,000	2,369,936	2,487,521	(7)(9)(10)
Fixed Rate Bond 15% PIK Note B due 12/13/2023			2,000,000	2,369,936	2,429,671	(7)(9)(10)
				4,739,872	4,917,192
Anastasia Parent, LLC		Personal Products
First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	5.20%		1,851,913	1,543,024	1,080,480	(4)
				1,543,024	1,080,480
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		7,129,297	7,014,046	6,794,219	(4)(7)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(7,348)	(21,692)	(4)(7)(8)
				7,006,698	6,772,527
Assembled Brands Capital LLC		Specialized Finance
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 10/17/2023	6.99%		824,928	824,928	661,707	(4)(7)(8)
174,131 Class A Units				82,713	99,255	(7)
100,285 Preferred Units, 6%				110,285	113,593	(7)
7,621 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(7)
				1,017,926	874,555

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value	Notes
Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	6.25%		$926,739	$762,243	$671,886	(4)
				762,243	671,886
Asurion, LLC		Property & Casualty Insurance
First Lien Term Loan, LIBOR+3.00% cash due 11/3/2024	3.99%		261,335	234,548	252,188	(4)(11)
Second Lien Term Loan, LIBOR+6.50% cash due 8/4/2025	7.49%		1,141,000	1,143,698	1,057,564	(4)(11)
				1,378,246	1,309,752
Atlas Senior Loan Fund XV, Ltd.		Multi-Sector Holdings
Class E Notes, LIBOR+7.54% cash due 10/23/2032	9.46%		268,000	171,275	169,285	(4)(9)
				171,275	169,285
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%		7,500,000	7,319,759	7,051,125	(4)(7)(9)
				7,319,759	7,051,125
Avoca Capital CLO X Designated Activity Company		Multi-Sector Holdings
Class ER Notes, EURIBOR+6.05% cash due 1/15/2030	6.05%		€268,000	199,607	226,793	(4)(9)
				199,607	226,793
Ball Metalpack Finco, LLC		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 7/31/2025	6.11%		$1,473,750	1,468,088	1,136,261	(4)(7)(11)
				1,468,088	1,136,261
BCP Renaissance Parent L.L.C.		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+3.50% cash due 10/31/2024	4.95%		429,174	406,106	235,330	(4)(11)
				406,106	235,330
Boxer Parent Company Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	5.24%		8,530,178	8,372,830	7,172,813	(4)
				8,372,830	7,172,813
Buckeye Partners, L.P.		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+2.75% cash due 11/1/2026	4.27%		1,380,988	1,229,079	1,278,105	(4)
				1,229,079	1,278,105
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash due 11/14/2023	8.28%		2,999,215	2,969,222	2,840,601	(4)(7)
				2,969,222	2,840,601
Canyon Buyer, Inc.		Application Software
First Lien Term Loan, LIBOR+4.25% cash due 2/15/2025	5.71%		3,949,622	3,910,488	3,554,660	(4)
				3,910,488	3,554,660
Carlyle US CLO 2019-3, Ltd.		Multi-Sector Holdings
Class D Notes, LIBOR+7.03% cash due 10/20/2032	9.11%		182,000	113,590	123,716	(4)(9)
				113,590	123,716
CGG Holding (U.S.) Inc.		Oil & Gas Equipment & Services
Fixed Rate Bond, 9.00% cash due 5/1/2023			352,700	364,100	298,384	(9)
				364,100	298,384
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	7.95%		8,287,500	8,107,555	7,816,770	(4)(7)
				8,107,555	7,816,770
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%		7,920,000	7,840,800	7,009,200	(4)(11)
				7,840,800	7,009,200
Commscope, Inc.		Communications Equipment
First Lien Term Loan, LIBOR+3.25% cash due 4/6/2026	4.24%		2,491,739	2,370,459	2,367,152	(4)(9)(11)
				2,370,459	2,367,152

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value	Notes

Connect U.S. Finco LLC		Alternative Carriers
First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.49%		$9,941,000	$9,696,389	$8,014,931	(4)(9)(11)
				9,696,389	8,014,931
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+8.50% PIK due 1/28/2025			11,375,321	11,375,321	10,635,925	(4)(7)(11)(12)
				11,375,321	10,635,925
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.99%		5,878,610	5,679,277	4,629,405	(4)
				5,679,277	4,629,405
Corrona, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.75% cash due 12/13/2025	6.75%		3,779,703	3,716,878	3,666,312	(4)(7)(11)
First Lien Delayed Draw Term Loan, LIBOR+5.75% cash due 12/13/2025			—	(11,699)	(40,110)	(4)(7)(8)(11)
First Lien Revolver, PRIME + 4.75% cash due 12/13/2025	8.00%		446,000	434,880	425,930	(4)(7)(8)
401 Class A2 Common Units in Corrona Group Holdings, L.P.				401,000	401,000	(7)
				4,541,059	4,453,132
CPI Holdco, LLC		Health Care Supplies
First Lien Term Loan, LIBOR+4.25% cash due 11/4/2026	5.70%		5,803,000	5,778,000	5,106,640	(4)(11)
				5,778,000	5,106,640
Crown Point CLO 7 Ltd.		Multi-Sector Holdings
Class E Notes, LIBOR+6.30% cash due 10/20/2031	8.12%		989,000	709,581	562,539	(4)(9)
				709,581	562,539
CTOS, LLC		Trading Companies & Distributors
First Lien Term Loan, LIBOR+4.25% cash due 4/18/2025	5.00%		2,954,620	2,973,132	2,548,360	(4)(11)
				2,973,132	2,548,360
Cypress Intermediate Holdings III, Inc.		Application Software
First Lien Term Loan, LIBOR+2.75% cash due 4/29/2024	3.75%		855,800	748,825	790,695	(4)
				748,825	790,695
Dcert Buyer, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.99%		8,000,000	7,980,000	7,193,360	(4)(11)
				7,980,000	7,193,360
Dealer Tire, LLC		Distributors
First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	5.24%		8,509,498	8,415,294	7,077,052	(4)(11)
				8,415,294	7,077,052
Delta 2 (Lux) S.à.r.l.		Movies & Entertainment
First Lien Term Loan, LIBOR+2.50% cash due 2/1/2024	3.50%		809,000	688,150	730,414	(4)(9)(11)
				688,150	730,414
The Dun & Bradstreet Corporation		Research & Consulting Services
First Lien Term Loan, LIBOR+4.00% cash due 2/6/2026	4.96%		2,500,000	2,508,632	2,271,875	(4)(11)
				2,508,632	2,271,875
EHR Canada, LLC		Food Retail
First Lien Term Loan, LIBOR+8.00% cash due 9/28/2020	9.45%		457,407	455,270	460,608	(4)(7)
				455,270	460,608
Elevation CLO 2013-1, Ltd.		Multi-Sector Holdings
Class D1R2 Notes, LIBOR+7.65% cash due 8/15/2032	9.34%		512,000	395,520	342,669	(4)(9)
				395,520	342,669
Elevation CLO 2018-9, Ltd.		Multi-Sector Holdings
Class E Notes, LIBOR+6.30% cash due 7/15/2031	8.13%		460,000	285,704	271,112	(4)(9)
				285,704	271,112

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value	Notes
Elevation CLO 2018-10, Ltd.		Multi-Sector Holdings
Class E Notes, LIBOR+6.29% cash due 10/20/2031	8.12%		$509,000	$385,584	$294,473	(4)(9)
				385,584	294,473
Ellie Mae, Inc.		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 4/17/2026	5.20%		5,970,000	5,925,225	5,246,138	(4)(11)
				5,925,225	5,246,138
eResearch Technology, Inc.		Application Software
First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.95%		4,000,000	3,960,000	3,548,000	(4)(11)
				3,960,000	3,548,000
Frontier Communications Corporation		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+3.75% cash due 6/15/2024	5.21%		7,714,737	7,604,148	7,373,591	(4)(9)(11)
Fixed Rate Bond, 8.50% cash due 4/1/2026			2,216,000	2,109,971	2,037,501
				9,714,119	9,411,092
GFL Environmental, Inc.		Environmental & Facilities Services
First Lien Term Loan, LIBOR+3.00% cash due 5/30/2025	4.00%		861,000	794,519	839,118	(4)(9)(11)
				794,519	839,118
GI Chill Acquisition LLC		Managed Health Care
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	5.45%		1,970,000	1,960,150	1,704,050	(4)(7)
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	8.95%		2,000,000	1,984,091	1,740,000	(4)(7)
				3,944,241	3,444,050
Global Medical Response		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.86%		1,084,360	1,064,246	978,635	(4)
				1,064,246	978,635
GoodRx, Inc.		Interactive Media & Services
First Lien Term Loan, LIBOR+2.75% cash due 10/10/2025	3.74%		1,023,380	882,541	967,094	(4)(11)
				882,541	967,094
Guidehouse LLP		Research & Consulting Services
First Lien Term Loan, LIBOR+4.50% cash due 5/1/2025	5.49%		4,477,215	4,434,425	3,671,316	(4)(11)
				4,434,425	3,671,316
Helios Software Holdings, Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	5.32%		2,992,500	2,962,575	2,578,533	(4)(11)
				2,962,575	2,578,533
HNC Holdings, Inc.		Building Products
First Lien Term Loan, LIBOR+4.00% cash due 10/5/2023	5.00%		625,712	584,660	566,269	(4)
				584,660	566,269
Hyland Software, Inc.		Systems Software
First Lien Term Loan, LIBOR+3.25% cash due 7/1/2024	4.24%		301,235	269,857	282,785	(4)
				269,857	282,785
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.50%		1,671,765	1,646,418	1,602,386	(4)(7)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024			—	(1,670)	(3,662)	(4)(7)(8)
				1,644,748	1,598,724
Intelsat Jackson Holdings S.A.		Alternative Carriers
First Lien Term Loan, LIBOR+3.75% cash due 11/27/2023	5.68%		2,953,778	2,859,164	2,737,783	(4)(9)(11)
First Lien Term Loan, LIBOR+4.50% cash due 1/2/2024	6.43%		246,000	222,630	229,272	(4)(9)
				3,081,794	2,967,055
Intrawest Resorts Holdings, Inc.		Leisure Facilities
First Lien Term Loan, LIBOR+2.75% cash due 7/31/2024	3.74%		342,125	292,517	313,044	(4)(11)
				292,517	313,044
KIK Custom Products Inc.		Household Products
First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	5.00%		2,000,000	1,922,892	1,809,170	(4)(9)
				1,922,892	1,809,170

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value	Notes
Level 3 Financing, Inc.		Alternative Carriers
First Lien Term Loan, LIBOR+1.75% cash due 3/1/2027	2.74%		$2,254,000	$2,034,235	$2,125,804	(4)(9)
				2,034,235	2,125,804
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.80%		8,932,500	8,814,976	7,815,938	(4)(7)
				8,814,976	7,815,938
LTI Holdings, Inc.		Auto Parts & Equipment
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	7.74%		1,000,000	1,000,000	542,000	(4)
				1,000,000	542,000
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 8/1/2025	5.75%		1,280,500	1,267,695	1,120,438	(4)(7)
				1,267,695	1,120,438
McAfee, LLC		Systems Software
First Lien Term Loan, LIBOR+3.75% cash due 9/30/2024	4.69%		490,754	436,771	463,763	(4)
				436,771	463,763
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash due 2/14/2025	8.00%		7,238,095	7,120,489	6,695,238	(4)(7)
First Lien Revolver, LIBOR+7.00% cash due 2/14/2025	8.07%		761,905	749,525	704,762	(4)(7)
				7,870,014	7,400,000
Mountain View CLO XIV Ltd.		Multi-Sector Holdings
Class E Notes, LIBOR+6.71% cash due 4/15/2029	8.54%		214,000	131,952	146,772	(4)(9)
				131,952	146,772
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.57%		4,641,397	4,597,033	4,107,636	(4)(7)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(4,844)	(92,617)	(4)(7)(8)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026	6.57%		230,596	225,984	177,559	(4)(7)(8)
				4,818,173	4,192,578
Navicure, Inc.		Health Care Technology
First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.99%		7,628,000	7,291,463	7,074,970	(4)(11)
				7,291,463	7,074,970
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	5.45%		8,634,102	8,590,931	6,972,037	(4)(11)
First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026			—	(3,959)	(158,333)	(4)(8)(11)
				8,586,972	6,813,704
Olaplex, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%		9,500,000	9,317,281	8,882,500	(4)(7)(11)
First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%		1,026,000	1,006,423	959,310	(4)(7)
				10,323,704	9,841,810
OZLM Funding III, Ltd.		Multi-Sector Holdings
Class DR Notes, LIBOR+7.77% cash due 1/22/2029	9.58%		1,630,000	1,212,322	937,250	(4)(9)
				1,212,322	937,250
P & L Development, LLC		Pharmaceuticals
First Lien Term Loan, LIBOR+7.50% cash due 6/28/2024	9.50%		4,089,450	4,001,811	3,578,269	(4)(7)
				4,001,811	3,578,269
PaySimple, Inc.		Data Processing & Outsourced Services
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 8/23/2025	6.48%		1,816,385	1,764,927	1,574,011	(4)(7)(8)(11)
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	6.46%		8,263,475	8,113,989	7,519,762	(4)(7)(11)
				9,878,916	9,093,773

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value	Notes
Petsmart, Inc.		Specialty Stores
First Lien Term Loan, LIBOR+4.00% cash due 3/11/2022	5.00%		$588,000	$529,200	$565,438	(4)(11)
				529,200	565,438
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+6.25% cash due 9/15/2023	8.14%		1,325,833	1,316,645	1,160,104	(4)(7)(11)
				1,316,645	1,160,104
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/9/2027	8.99%		1,500,000	1,500,000	1,162,500	(4)(7)
				1,500,000	1,162,500
Quikrete Holdings, Inc.		Construction Materials
First Lien Term Loan, LIBOR+2.50% cash due 2/1/2027	3.49%		3,088,260	2,852,780	2,856,641	(4)(11)
				2,852,780	2,856,641
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.25% cash due 8/29/2025	4.95%		7,847,084	7,808,970	6,944,669	(4)(11)
				7,808,970	6,944,669
Rockies Express Pipeline LLC		Oil & Gas Storage & Transportation
Fixed Rate Bond, 6.88% cash due 4/15/2040			1,359,000	883,056	822,278
				883,056	822,278
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%		4,350,000	4,306,500	4,045,500	(4)(11)
				4,306,500	4,045,500
Scientific Games International, Inc.		Casinos & Gaming
First Lien Term Loan, LIBOR+2.75% cash due 8/14/2024	3.74%		353,099	284,245	286,598	(4)(9)(11)
				284,245	286,598
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			2,357,448	1,740,251	1,709,150	(7)
				1,740,251	1,709,150
Shackleton 2018-XII CLO, Ltd.		Multi-Sector Holdings
Class E Notes, LIBOR+5.90% cash due 7/20/2031	7.72%		521,000	370,944	297,650	(4)(9)
				370,944	297,650
Shackleton 2019-XIV CLO, Ltd.		Multi-Sector Holdings
Class D Notes, LIBOR+6.48% cash due 7/20/2030	8.30%		396,000	240,228	208,890	(4)(9)
				240,228	208,890
Signify Health, LLC		Health Care Services
First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.95%		6,929,293	6,870,747	5,820,606	(4)(11)
				6,870,747	5,820,606
Sirva Worldwide, Inc.		Diversified Support Services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	6.49%		1,937,500	1,908,438	1,453,125	(4)
				1,908,438	1,453,125
Sorrento Therapeutics, Inc.		Biotechnology
First Lien Term Loan, LIBOR+7.00% cash due 11/7/2023	8.50%		5,157,195	4,858,041	5,083,543	(4)(7)(9)
503,119 Common Stock Warrants (exercise price $3.28) expiration date 5/7/2029				560,000	442,745	(7)(9)
106,664 Common Stock Warrants (exercise price $3.94) expiration date 11/3/2029				—	89,598	(7)(9)
160,000 Common Stock Warrants (exercise price $3.26) expiration date 6/6/2030				—	132,800	(7)(9)
				5,418,041	5,748,686
Star US Bidco LLC		Industrial Machinery
First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.94%		4,024,000	3,983,760	3,500,880	(4)(11)
				3,983,760	3,500,880

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value	Notes
Sunshine Luxembourg VII SARL		Personal Products
First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	5.32%		$6,394,973	$6,246,881	$5,819,425	(4)(9)
				6,246,881	5,819,425
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	5.20%		1,792,017	1,668,660	1,444,365	(4)
				1,668,660	1,444,365
Surgery Center Holdings, Inc.		Health Care Facilities
First Lien Term Loan, LIBOR+3.25% cash due 9/2/2024	4.25%		331,760	254,317	257,280	(4)(9)
				254,317	257,280
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	8.49%		2,247,000	2,241,439	1,758,278	(4)
				2,241,439	1,758,278
Thunder Finco (US), LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.24%		6,000,000	5,940,000	4,695,000	(4)(7)(9)(11)
				5,940,000	4,695,000
TIBCO Software Inc.		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 6/30/2026	4.74%		9,437,270	9,447,771	8,965,406	(4)(11)
Second Lien Term Loan, LIBOR+7.25% cash due 3/3/2028	8.24%		3,278,000	3,261,610	3,130,490	(4)
				12,709,381	12,095,896
Transact Holdings Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 4/30/2026	5.74%		7,960,000	7,840,600	6,169,000	(4)(7)
				7,840,600	6,169,000
Turbocombustor Technology, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+4.50% cash due 12/2/2020	5.50%		1,258,622	1,132,378	1,107,587	(4)(11)
				1,132,378	1,107,587
Uber Technologies, Inc.		Application Software
First Lien Term Loan, LIBOR+3.50% cash due 7/13/2023	4.49%		3,948,849	3,935,994	3,731,662	(4)
First Lien Term Loan, LIBOR+4.00% cash due 4/4/2025	5.00%		1,902,740	1,850,508	1,790,155	(4)(9)(11)
				5,786,502	5,521,817
UFC Holdings, LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+3.25% cash due 4/29/2026	4.25%		439,860	387,077	392,026	(4)(11)
				387,077	392,026
Uniti Fiber Holdings Inc.		Specialized REITs
Fixed Rate Bond, 7.88% cash due 2/15/2025			6,889,000	6,889,000	6,458,438	(9)
Fixed Rate Bond, 8.25% cash due 10/15/2023			1,814,000	1,724,792	1,410,385	(9)
				8,613,792	7,868,823
U.S. Renal Care, Inc.		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 6/26/2026	6.00%		406,977	333,722	359,886	(4)(11)
				333,722	359,886
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	5.95%		4,293,021	4,111,083	3,718,830	(4)(11)
				4,111,083	3,718,830
Verscend Holding Corp.		Health Care Technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	5.49%		9,172,331	9,154,196	8,713,714	(4)(11)
				9,154,196	8,713,714
WeddingWire, Inc.		Interactive Media & Services
First Lien Term Loan, LIBOR+4.50% cash due 12/19/2025	5.95%		2,962,500	2,950,280	2,592,188	(4)(11)
				2,950,280	2,592,188

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)	Cash Interest Rate (4)	Industry	Principal (5)	Cost	Fair Value	Notes
WideOpenWest Finance, LLC		Cable & Satellite
First Lien Term Loan, LIBOR+3.25% cash due 8/18/2023	4.25%		$1,223,862	$1,104,782	$1,141,251	(4)(9)(11)
				1,104,782	1,141,251
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	5.53%		3,950,750	3,928,521	3,012,445	(4)(11)
				3,928,521	3,012,445
WPEngine, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 3/27/2026	7.77%		5,118,050	4,990,391	4,990,099	(4)(7)
First Lien Delayed Draw Term Loan, LIBOR+6.50% cash due 3/27/2026			—	(237,081)	(237,624)	(4)(7)(8)
				4,753,310	4,752,475
Total Non-Control/Non-Affiliate Investments (176.5% of net assets)				$390,195,496	$354,696,821
Cash and Cash Equivalents and Restricted Cash (17.3% of net assets)				$34,805,311	$34,805,311
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (193.8% of net assets)				$425,000,807	$389,502,132

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$2,981,267	€2,662,178	5/14/2020	Bank of New York Mellon	$55,258

(1)	All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.

(2)	See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.

(3)
Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.

(4)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate based rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of March 31, 2020, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 0.99%, the 60-day LIBOR at 1.26%, the 90-day LIBOR at 1.45%, the 180-day LIBOR at 1.07%, the PRIME at 3.25% and the 30-day Euro Interbank Offered Rate ("EURIBOR") at (0.40)%. Most loans include an interest floor, which generally ranges from 0% to 1%.

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

(7)
As of March 31, 2020, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.

(8)
Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

(9)
Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2020, qualifying assets represented 79.1% of the Company's total assets and non-qualifying assets represented 20.9% of the Company's total assets.

(10)
Payment-in-kind ("PIK") interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of March 31, 2020, the accumulated PIK interest balance for each of the Alvotech A notes and the B notes was $0.4 million. The fair value of this investment is inclusive of PIK.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2020
(unaudited)

(11)	All or a portion of this investment is pledged as collateral under the Citibank Facility (as defined in Note 6 to the accompanying notes to the Consolidated Financial Statements).

(12)	During the quarter ended March 31, 2020, this portfolio company modified its scheduled interest payment to PIK.

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

The Company was formed on April 30, 2018 as a Delaware corporation and as of March 31, 2020 is externally managed by Oaktree Capital Management, L.P. (the "Adviser"), a subsidiary of Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

The Company conducts private offerings (each, a “Private Offering”) of its common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing of a Private Offering, each investor participating in that closing makes a capital commitment (each, a “Capital Commitment”) to purchase the Company's Common Stock pursuant to a subscription agreement entered into with the Company in connection with its Capital Commitment ("Subscription Agreement"). Investors are required to fund drawdowns to purchase the Company's Common Stock up to the amount of their respective Capital Commitments on an as-needed basis with a minimum of ten calendar days' prior notice (excluding the initial drawdown for each investor). On July 23, 2018, the Company was initially capitalized with a $1,000 investment by the Adviser. The initial closing of a Private Offering occurred on August 6, 2018 (the "Initial Closing"). The Company's operations commenced on August 6, 2018, and loan origination and investment activities commenced shortly after the Initial Closing. As of March 31, 2020, the Company received $337,683,996 in Capital Commitments from investors in connection with Private Offerings.

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

Note 2. Significant Accounting Policies
Basis of Presentation:
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the consolidated financial statements have been made. All intercompany balances and transactions have been eliminated in consolidation. Certain prior-period financial information has been reclassified to conform to current period presentation. The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services - Investment Companies ("ASC 946").
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
With the exception of the line items entitled "deferred financing costs," "other assets," and "credit facilities payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "interest receivable," "receivables from unsettled transactions," "receivable for shares sold," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliates," "interest payable," "deferred tax liability" and "payables from unsettled transactions" approximate fair value due to their short maturities.
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
Derivative Instruments:
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
The Company has also structured exit fees across certain of its portfolio investments to be received upon the future exit of those investments. These fees are typically paid to the Company upon the earliest to occur of (i) a sale of the borrower or substantially all of the assets of the borrower, (ii) the maturity date of the loan or (iii) the date when full prepayment of the loan occurs. The receipt of such fees is contingent upon the occurrence of one of the events listed above for each of the investments. These fees are included in net investment income over the life of the loan.
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
As of March 31, 2020 and September 30, 2019, included in restricted cash was $2,247,126 and $269,111, respectively, which was held at Deutsche Bank Trust Company Americas in connection with the Company's Citibank Facility (defined in Note 6 – Borrowings). The Company was restricted in terms of access to the $2,247,126 and $269,111 until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the Citibank Facility.
Organization and Offering Expenses:
Costs incurred to organize the Company were expensed as incurred. There were no organizational costs incurred during the three and six months ended March 31, 2020. For the three and six months ended March 31, 2019, the Company incurred organizational costs of $710 and $56,921, respectively.
Offering costs incurred in connection with Private Offerings were recognized as a deferred cost and amortized on a straight line basis over twelve months beginning on August 6, 2018 (commencement of operations). For the three and six months ended March 31, 2020, no additional offering costs were incurred. For the three and six months ended March 31, 2019, the Company capitalized additional offering costs of $24,244 and $120,992, respectively, and amortized $194,104 and $362,373, respectively, of deferred offering costs. Deferred offering costs were fully amortized as of August 6, 2019.
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
FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes ("ASC 740"), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2018 and 2019. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Recent Accounting Pronouncements:

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of March 31, 2020, the guidance did not have a material impact on the Consolidated Financial Statements.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Portfolio Investments
Portfolio Composition
 As of March 31, 2020, the fair value of the Company's investment portfolio was $354.7 million and was comprised of investments in 107 portfolio companies. As of September 30, 2019, the fair value of the Company's investment portfolio was $291.1 million and was comprised of investments in 69 portfolio companies.
As of March 31, 2020 and September 30, 2019, the Company's investment portfolio consisted of the following:

	March 31, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$372,648,045	95.50%	$281,238,755	97.20%
Subordinated debt	16,393,453	4.20%	7,201,102	2.49%
Common equity & warrants	1,043,713	0.27%	772,692	0.27%
Preferred equity	110,285	0.03%	110,285	0.04%
Total	$390,195,496	100.00%	$289,322,834	100.00%

	March 31, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$338,700,828	95.49%	168.49%	$282,841,206	97.14%	164.80%
Subordinated debt	14,717,002	4.15%	7.32%	7,325,965	2.52%	4.27%
Common equity & warrants	1,165,398	0.33%	0.58%	869,555	0.30%	0.51%
Preferred equity	113,593	0.03%	0.06%	110,285	0.04%	0.06%
Total	$354,696,821	100.00%	176.45%	$291,147,011	100.00%	169.64%
The composition of the Company's debt investments as of March 31, 2020 and September 30, 2019 by floating rates and fixed rates was as follows:

	March 31, 2020		September 30, 2019
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$335,327,284	94.88%	$270,653,147	93.27%
Fixed rate	18,090,546	5.12%	19,514,024	6.73%
Total	$353,417,830	100.00%	$290,167,171	100.00%

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

	March 31, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
United States	$341,849,232	87.62%	$257,736,195	89.08%
United Kingdom	18,280,245	4.68%	11,021,595	3.81%
Luxembourg	9,331,601	2.39%	7,837,090	2.71%
France	6,881,865	1.76%	5,230,110	1.81%
Australia	5,940,000	1.52%	—	—%
Iceland	4,739,872	1.21%	4,406,462	1.52%
Canada	3,172,681	0.82%	2,875,400	0.99%
Denmark	—	—%	215,982	0.08%
Total	$390,195,496	100.00%	$289,322,834	100.00%

	March 31, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$310,661,023	87.58%	154.53%	$259,279,171	89.06%	151.07%
United Kingdom	16,233,688	4.58%	8.08%	11,079,743	3.81%	6.46%
Luxembourg	8,188,335	2.31%	4.07%	7,697,297	2.64%	4.48%
France	6,892,687	1.94%	3.43%	5,282,695	1.81%	3.08%
Iceland	4,917,192	1.39%	2.45%	4,688,800	1.61%	2.73%
Australia	4,695,000	1.32%	2.34%	—	—%	—%
Canada	3,108,896	0.88%	1.55%	2,896,055	0.99%	1.69%
Denmark	—	—%	—%	223,250	0.08%	0.13%
Total	$354,696,821	100.00%	176.45%	$291,147,011	100.00%	169.64%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of March 31, 2020 and September 30, 2019 was as follows:

	March 31, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Application Software	$79,261,987	20.31%	$59,770,591	20.64%
Personal Products	23,165,379	5.94%	4,975,000	1.72%
Health Care Technology	16,445,659	4.21%	12,354,824	4.27%
Integrated Telecommunication Services	16,231,884	4.16%	18,343,050	6.34%
Internet Services & Infrastructure	15,850,014	4.06%	18,962,689	6.55%
Biotechnology	15,385,608	3.94%	20,067,414	6.94%
Alternative Carriers	14,812,418	3.80%	9,310,000	3.22%
Oil & Gas Storage & Transportation	13,893,562	3.56%	—	—%
Health Care Services	12,809,774	3.28%	10,956,005	3.79%
Systems Software	12,042,033	3.09%	13,237,985	4.58%
Pharmaceuticals	10,926,284	2.80%	8,545,561	2.95%
Data Processing & Outsourced Services	9,878,916	2.53%	8,087,526	2.80%
Diversified Support Services	9,360,426	2.40%	9,416,772	3.25%
Real Estate Services	8,814,976	2.26%	8,849,687	3.06%
Specialized REITs	8,613,792	2.21%	3,345,831	1.16%
Distributors	8,415,294	2.16%	—	—%
Independent Power Producers & Energy Traders	8,107,555	2.08%	—	—%
Aerospace & Defense	8,030,121	2.06%	6,941,703	2.40%
Oil & Gas Refining & Marketing	7,840,800	2.01%	7,880,400	2.72%
Publishing	7,808,970	2.00%	1,960,200	0.68%
Airport Services	7,319,759	1.88%	—	—%
Movies & Entertainment	7,015,227	1.80%	3,491,003	1.21%
Research & Consulting Services	6,943,057	1.78%	7,509,371	2.60%
Auto Parts & Equipment	5,937,688	1.52%	5,962,563	2.06%
Health Care Supplies	5,778,000	1.48%	—	—%
Metal & Glass Containers	5,774,588	1.48%	1,475,024	0.51%
IT Consulting & Other Services	5,679,277	1.46%	5,690,535	1.97%
Industrial Machinery	5,300,405	1.36%	1,397,985	0.48%
Multi-Sector Holdings	4,216,307	1.08%	—	—%
Managed Health Care	3,944,241	1.01%	3,952,935	1.37%
Interactive Media & Services	3,832,821	0.98%	6,704,549	2.32%
Construction Materials	3,615,023	0.93%	—	—%
Trading Companies & Distributors	2,973,132	0.76%	2,990,975	1.03%
Communications Equipment	2,370,459	0.61%	—	—%
Restaurants	2,241,439	0.57%	—	—%
Household Products	1,922,892	0.49%	1,910,503	0.66%
Property & Casualty Insurance	1,378,246	0.35%	—	—%
Cable & Satellite	1,104,782	0.28%	4,258,195	1.47%
Specialized Finance	1,017,926	0.26%	797,357	0.28%
Environmental & Facilities Services	794,519	0.20%	—	—%
Building Products	584,660	0.15%	—	—%
Construction & Engineering	575,947	0.15%	1,020,274	0.35%
Specialty Stores	529,200	0.14%	—	—%
Food Retail	455,270	0.12%	964,897	0.33%
Oil & Gas Equipment & Services	364,100	0.09%	849,160	0.29%
Leisure Facilities	292,517	0.07%	—	—%
Casinos & Gaming	284,245	0.07%	—	—%
Health Care Facilities	254,317	0.07%	—	—%
Financial Exchanges & Data	—	—%	5,591,298	1.93%
Health Care Equipment	—	—%	4,937,625	1.71%
Insurance Brokers	—	—%	3,903,391	1.35%
Electric Utilities	—	—%	1,202,830	0.42%
Health Care Distributors	—	—%	1,015,805	0.35%
Oil & Gas Exploration & Production	—	—%	691,321	0.24%
Total	$390,195,496	100.00%	$289,322,834	100.00%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$71,534,955	20.18%	35.60%	$60,022,674	20.64%	34.97%
Personal Products	21,789,886	6.14%	10.84%	5,029,700	1.73%	2.93%
Integrated Telecommunication Services	16,005,395	4.51%	7.96%	18,571,805	6.38%	10.82%
Health Care Technology	15,788,684	4.45%	7.85%	12,418,353	4.27%	7.24%
Biotechnology	15,566,316	4.39%	7.74%	20,798,972	7.14%	12.12%
Internet Services & Infrastructure	14,593,360	4.11%	7.26%	18,992,309	6.52%	11.07%
Alternative Carriers	13,107,790	3.70%	6.52%	9,367,143	3.22%	5.46%
Oil & Gas Storage & Transportation	12,971,638	3.66%	6.45%	—	—%	0.00%
Health Care Services	11,612,259	3.27%	5.78%	10,992,559	3.78%	6.40%
Systems Software	10,497,894	2.96%	5.22%	13,126,771	4.51%	7.65%
Pharmaceuticals	9,729,897	2.74%	4.84%	8,439,466	2.90%	4.92%
Data Processing & Outsourced Services	9,093,773	2.56%	4.52%	8,140,000	2.80%	4.74%
Specialized REITs	7,868,823	2.22%	3.91%	3,351,793	1.15%	1.95%
Independent Power Producers & Energy Traders	7,816,770	2.20%	3.89%	—	—%	—%
Real Estate Services	7,815,938	2.20%	3.89%	8,887,725	3.05%	5.18%
Diversified Support Services	7,642,047	2.15%	3.80%	9,374,839	3.22%	5.46%
Distributors	7,077,052	2.00%	3.52%	—	—%	0.00%
Airport Services	7,051,125	1.99%	3.51%	—	—%	—%
Oil & Gas Refining & Marketing	7,009,200	1.98%	3.49%	8,009,750	2.75%	4.67%
Aerospace & Defense	6,960,633	1.96%	3.46%	6,998,905	2.40%	4.08%
Publishing	6,944,669	1.96%	3.45%	1,984,960	0.68%	1.16%
Research & Consulting Services	5,943,191	1.68%	2.96%	7,977,900	2.74%	4.65%
Movies & Entertainment	5,817,440	1.64%	2.89%	3,504,338	1.20%	2.04%
Metal & Glass Containers	5,181,761	1.46%	2.58%	1,397,930	0.48%	0.81%
Health Care Supplies	5,106,640	1.44%	2.54%	—	—%	—%
Auto Parts & Equipment	4,933,813	1.39%	2.45%	5,835,172	2.00%	3.40%
Industrial Machinery	4,660,984	1.31%	2.32%	1,380,983	0.47%	0.80%
IT Consulting & Other Services	4,629,405	1.31%	2.30%	5,341,103	1.83%	3.11%
Multi-Sector Holdings	3,581,149	1.01%	1.78%	—	—%	—%
Interactive Media & Services	3,559,282	1.00%	1.77%	6,735,570	2.31%	3.92%
Construction Materials	3,528,527	0.99%	1.76%	—	—%	0.00%
Managed Health Care	3,444,050	0.97%	1.71%	3,975,050	1.37%	2.32%
Trading Companies & Distributors	2,548,360	0.72%	1.27%	3,006,741	1.03%	1.75%
Communications Equipment	2,367,152	0.67%	1.18%	—	—%	—%
Household Products	1,809,170	0.51%	0.90%	1,902,500	0.65%	1.11%
Restaurants	1,758,278	0.50%	0.87%	—	—%	—%
Property & Casualty Insurance	1,309,752	0.37%	0.65%	—	—%	—%
Cable & Satellite	1,141,251	0.32%	0.57%	4,246,138	1.46%	2.47%
Specialized Finance	874,555	0.25%	0.44%	799,220	0.27%	0.47%
Environmental & Facilities Services	839,118	0.24%	0.42%	—	—%	—%
Building Products	566,269	0.16%	0.28%	—	—%	—%
Specialty Stores	565,438	0.16%	0.28%	—	—%	—%
Food Retail	460,608	0.13%	0.23%	993,555	0.34%	0.58%
Construction & Engineering	437,218	0.12%	0.22%	1,002,800	0.34%	0.58%
Leisure Facilities	313,044	0.09%	0.16%	—	—%	0.00%
Oil & Gas Equipment & Services	298,384	0.08%	0.15%	876,330	0.30%	0.51%
Casinos & Gaming	286,598	0.08%	0.14%	—	—%	0.00%
Health Care Facilities	257,280	0.07%	0.13%	—	—%	0.00%
Financial Exchanges & Data	—	—%	—%	5,673,531	1.95%	3.31%
Health Care Equipment	—	—%	—%	4,996,851	1.72%	2.91%
Insurance Brokers	—	—%	—%	3,930,369	1.35%	2.29%
Electric Utilities	—	—%	—%	1,227,156	0.42%	0.72%
Health Care Distributors	—	—%	—%	1,126,250	0.39%	0.66%
Oil & Gas Exploration & Production	—	—%	—%	709,800	0.24%	0.41%
Total	$354,696,821	100.00%	176.45%	$291,147,011	100.00%	169.64%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of March 31, 2020 on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$207,604,083	$131,096,745	$338,700,828
Subordinated debt	—	13,007,852	1,709,150	14,717,002
Common equity & warrants	—	—	1,165,398	1,165,398
Preferred equity	—	—	113,593	113,593
Total investments at fair value	—	220,611,935	134,084,886	354,696,821
Derivative assets	—	55,258	—	55,258
Total assets at fair value	$—	$220,667,193	$134,084,886	$354,752,079
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in fair value from December 31, 2019 to March 31, 2020, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity & Warrants	Total
Fair value as of December 31, 2019	$105,793,635	$1,745,616	$112,490	$2,010,417	$109,662,158
Purchases	40,892,372	—	—	—	40,892,372
Sales and repayments	(4,656,903)	(17,540)	—	—	(4,674,443)
PIK interest income	374,393	—	—	—	374,393
Accretion of OID	370,941	46,891	—	—	417,832
Net unrealized appreciation (depreciation)	(11,677,693)	(65,817)	1,103	(845,019)	(12,587,426)
Fair value as of March 31, 2020	$131,096,745	$1,709,150	$113,593	$1,165,398	$134,084,886
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2020 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2020	$(11,677,693)	$(65,817)	$1,103	$(845,019)	$(12,587,426)

The following table provides a roll-forward in the changes in fair value from December 31, 2018 to March 31, 2019, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Common Equity & Warrants	Total
Fair value as of December 31, 2018	$26,757,663	$1,560,000	$530,489	$28,848,152
Purchases	13,500,508	—	—	13,500,508
Sales and repayments	(649,083)	(4,691)	—	(653,774)
Transfers in (a)	2,825,724	—	—	2,825,724
Transfers out (a)	(1,972,556)	—	—	(1,972,556)
PIK interest income	26,686	—	—	26,686
Accretion of OID	75,228	43,837	—	119,065
Net unrealized appreciation (depreciation)	418,948	5,711	976,051	1,400,710
Fair value as of March 31, 2019	$40,983,118	$1,604,857	$1,506,540	$44,094,515
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at March 31, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2019	$418,948	$5,711	$976,051	$1,400,710
__________
(a) There were transfers in/out of Level 3 from/to Level 2 for certain investments during the three months ended March 31, 2019 as a result of a change in the number of market quotes available and/or a change in market liquidity.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in fair value from September 30, 2019 to March 31, 2020, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity & Warrants	Total
Fair value as of September 30, 2019	$63,322,227	$1,702,969	$110,285	$720,279	$65,855,760
Purchases	74,183,503	—	—	401,000	74,584,503
Sales and repayments	(6,791,516)	(24,327)	—	—	(6,815,843)
Transfers in (a)	10,627,597	—	—	—	10,627,597
PIK interest income	525,625	—	—	—	525,625
Accretion of OID	501,115	92,622	—	—	593,737
Net unrealized appreciation (depreciation)	(11,271,806)	(62,114)	3,308	44,119	(11,286,493)
Fair value as of March 31, 2020	$131,096,745	$1,709,150	$113,593	$1,165,398	$134,084,886
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2020 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2020	$(11,230,136)	$(62,114)	$3,308	$44,119	$(11,244,823)
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the six months ended March 31, 2020 as a result of a decreased number of market quotes available and/or decreased market liquidity.

The following table provides a roll-forward of the changes in fair value from September 30, 2018 to March 31, 2019, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Common Equity & Warrants	Total
Fair value as of September 30, 2018	$11,655,202	$1,500,000	$—	$13,155,202
Purchases	27,155,069	—	642,713	27,797,782
Sales and repayments	(664,832)	(4,691)	—	(669,523)
Transfers in (a)	4,403,249	—	—	4,403,249
Transfers out (a)	(2,022,500)	—	—	(2,022,500)
PIK interest income	65,740	—	—	65,740
Accretion of OID	105,759	99,404	—	205,163
Net unrealized appreciation (depreciation)	285,431	10,144	863,827	1,159,402
Fair value as of March 31, 2019	$40,983,118	$1,604,857	$1,506,540	$44,094,515
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at March 31, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2019	$285,431	$10,144	$863,827	$1,159,402
__________
(a) There were transfers in/out of Level 3 from/to Level 2 for certain investments during the six months ended March 31, 2019 as a result of a change in the number of market quotes available and/or a change in market liquidity.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of March 31, 2020:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$78,333,881	Market Yield	Market Yield	(b)	8.0%	-	21.0%	10.6%
	4,752,475	Transactions Precedent	Transaction Price	(e)	N/A	-	N/A	N/A
	48,010,389	Broker Quotations	Broker Quoted Price	(c)	N/A	-	N/A	N/A
Subordinated debt	1,709,150	Market Yield	Market Yield	(b)	15.0%	-	17.0%	16.0%
Common equity & warrants & preferred equity	212,848	Enterprise Value	Revenue multiple	(d)	0.7x	-	0.9x	0.8x
	1,066,143	Enterprise Value	EBITDA multiple	(d)	18.0x	-	20.0x	19.0x
Total	$134,084,886
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
Note 4. Fee Income
For the three and six months ended March 31, 2020, the Company recorded total fee income of $447,367 and $577,314, of which $15,495 and $32,108, respectively, was recurring in nature. For the three and six months ended March 31, 2019, the Company recorded total fee income of $9,114 and $264,678, respectively, of which $9,114 and $20,177, respectively, was recurring in nature.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three and six months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020	Three months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$(35,783,222)	$2,791,502	$(30,504,795)	$2,112,409
Weighted average common shares outstanding	8,489,301	3,391,900	8,399,091	3,033,543
Earnings (loss) per common share — basic and diluted	$(4.22)	$0.82	$(3.63)	$0.70
Changes in Net Assets
The following table presents the changes in net assets for the three and six months ended March 31, 2020:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2019	8,309,861	$8,310	$168,819,173	$2,799,267	$171,626,750
Net investment income	—	—	—	1,897,085	1,897,085
Net unrealized appreciation (depreciation)	—	—	—	3,062,531	3,062,531
Net realized gains (losses)	—	—	—	324,057	324,057
Provision for income tax (expense) benefit	—	—	—	(5,246)	(5,246)
Distributions to stockholders	—	—	—	(5,069,014)	(5,069,014)
Balance at December 31, 2019	8,309,861	$8,310	$168,819,173	$3,008,680	$171,836,163
Net investment income	—	—	—	4,320,142	4,320,142
Net unrealized appreciation (depreciation)	—	—	—	(40,410,913)	(40,410,913)
Net realized gains (losses)	—	—	—	307,858	307,858
Provision for income tax (expense) benefit	—	—	—	(309)	(309)
Issuance of common stock	3,265,803	3,266	67,533,533	—	67,536,799
Distributions to stockholders	—	—	—	(2,576,058)	(2,576,058)
Balance at March 31, 2020	11,575,664	$11,576	$236,352,706	$(35,350,600)	$201,013,682

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

Capital Activity
As of March 31, 2020, the Company received $337,683,996 in Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser. As of March 31, 2020, the Company completed drawdowns of $236,378,797, or 70.0%, of such Capital Commitments.
The Company has the authority to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for the Company’s Common Stock through March 31, 2020:

	Shares Issued	Price per Share	Proceeds
August 6, 2018 (1)	770,869	$20.00	$15,417,385
September 17, 2018	770,869	20.00	15,417,384
October 29, 2018	1,060,964	19.85	21,060,130
November 15, 2018	789,198	19.82	15,641,900
April 29, 2019	1,655,314	20.40	33,768,400
August 30, 2019	1,631,324	20.70	33,768,400
September 23, 2019	1,631,323	20.70	33,768,399
March 26, 2020	3,265,803	20.68	67,536,799
Total	11,575,664		$236,378,797
__________________

(1)	Includes 50 shares issued to one or more affiliates of the Adviser on July 23, 2018.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the distributions per share that the Company has paid on its common stock during the six months ended March 31, 2020:

Record Date	Payment Date	Amount per Share	Cash Distribution
November 7, 2019	November 21, 2019	$0.29	$2,409,859
December 13, 2019	December 30, 2019	0.32	2,659,155
March 13, 2020	March 31, 2020	0.31	2,576,058
		$0.92	$7,645,072

No distributions were paid by the Company to stockholders during the six months ended March 31, 2019.
Note 6. Borrowings
CNB Facility
On October 16, 2018, the Company entered into a revolving credit agreement (the “Credit Agreement”) between the Company, as borrower, and City National Bank (“CNB”), as lender. As of March 31, 2020, the Credit Agreement provided for a senior secured revolving credit facility (the “CNB Facility”) of up to $60 million (the “Maximum Commitment”) in aggregate principal amount, subject to (i) the lesser of a percentage of unfunded commitments from certain classes of eligible investors in the Company and (ii) the Maximum Commitment and had a scheduled maturity date of October 15, 2020. On May 1, 2020, the Company repaid all borrowings outstanding under the CNB Facility, following which the CNB Facility was terminated.
Borrowings under the CNB Facility bore interest at a rate equal to (a) the London Interbank Offered Rate ("LIBOR") for the selected period plus 1.65% for LIBOR loans or (b) the prime rate of CNB minus 0.25% for prime rate loans. There was a non-usage fee of 25 basis points per year on the unused portion of the CNB Facility, payable quarterly.
The CNB Facility was secured by a first priority security interest, subject to customary exceptions, in (i) all Capital Commitments, (ii) the Company's right to make capital calls, receive payment of capital contributions from investors and enforce payment of capital commitments and capital contributions under the Subscription Agreements with investors and other operative documents and (iii) a cash collateral account into which the capital contributions from investors are made. The Company made customary representations and warranties and was required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Company's borrowings, including under the CNB Facility, were subject to the leverage restrictions contained in the Investment Company Act.
As of March 31, 2020 and September 30, 2019, the Company had $55.0 million and $65.0 million outstanding under the CNB Facility, respectively. The Company’s borrowings under the CNB Facility bore interest at a weighted average interest rate of 3.46% and 4.20% for the six months ended March 31, 2020 and 2019, respectively. For the three and six months ended March 31, 2020, the Company recorded interest expense (inclusive of fees) of $813,287 and $1,603,860 related to the CNB Facility, respectively. For the three and six months ended March 31, 2019, the Company recorded interest expense (inclusive of fees) of $453,272 and $587,155, respectively, related to the Credit Facility.

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of March 31, 2020 and September 30, 2019, the Company had $95.0 million and $18.0 million outstanding under the Citibank Facility, respectively. The Company’s borrowings under the Citibank Facility bore interest at a weighted average interest rate of 3.57% for the six months ended March 31, 2020. For the three and six months ended March 31, 2020, the Company recorded interest expense (inclusive of fees) of $818,689 and $1,383,309, respectively, related to the Citibank Facility.

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
Listed below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three and six months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020	Three months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019
Net increase (decrease) in net assets resulting from operations	$(35,783,222)	$2,791,502	$(30,504,795)	$2,112,409
Net unrealized (appreciation) depreciation	40,410,913	(2,412,574)	37,348,382	(1,449,489)
Book/tax differences due to capital gains incentive fee	(1,104,890)	350,369	(427,572)	308,348
Book/tax difference due to organizational and deferred offering costs	(7,602)	187,212	(15,204)	404,090
Other book/tax differences	(21,991)	—	(16,745)	9,357
Taxable income (1)	$3,493,208	$916,509	$6,384,066	$1,384,715

__________________

(1)
The Company's taxable income for the three and six months ended March 31, 2020 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2020. Therefore, the final taxable income may be different than the estimate.

For the three and six months ended March 31, 2020, the Company recognized a total provision for income taxes of $309 and $5,555, respectively, which was comprised of deferred income tax expense that resulted from unrealized appreciation on an investment held by a wholly-owned taxable subsidiary.

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
For purposes of calculating the Management Fee, the Gross Asset Value is determined by the Company’s board of directors (including any committee thereof). Until August 6, 2019, the Management Fee for each quarter was calculated based on the Company’s average Gross Asset Value at the end of each month during such calendar quarter (prior to taking into account any Incentive Fee); provided, that the Management Fee for the Company’s first calendar quarter was calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). Following August 6, 2019, the Management Fee for each quarter is calculated based on the Company’s average Gross Asset Value at the end of such quarter and at the end of the preceding quarter (in each case, prior to taking into account any Incentive Fee); provided, that the Management Fee for the calendar quarter in which the Company consummates a Qualified Listing will be calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). For the three and six months ended March 31, 2020, base management fees were $866,511 and $1,652,645, respectively. For the three and six months ended March 31, 2019, base management fees were $332,290 and $453,219, respectively.
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

The foregoing calculations will be appropriately prorated for any period of less than three months and adjusted for any issuances or repurchases of Common Stock during a quarter. For the three and six months ended March 31, 2020, Investment Income Incentive Fees were $803,813 and $853,728, respectively. For the three and six months ended March 31, 2019, there was no Investment Income Incentive Fee.
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
Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to 20% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended March 31, 2020, the Company reversed $1,104,890 and $427,572 of previously accrued Capital Gains Incentive Fee, respectively. For the three and six months ended March 31, 2019, the Company accrued $350,369 and $308,348 of Capital Gains Incentive Fee, respectively. As of March 31, 2020, there was no Capital Gains Incentive Fee accrued on a cumulative basis. As of March 31, 2020, the Company has not paid any capital gains incentive fees, and no amount is currently payable under the terms of the Investment Advisory Agreement.
As of March 31, 2020 and September 30, 2019, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $1,670,324 and $1,128,658, respectively, reflecting the unpaid portion of the Base Management Fee and Incentive Fee payable to the Adviser.
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
For the three months ended March 31, 2020, the Company incurred $150,594 of expenses under the Administration Agreement, of which $130,370 was included in administrator expense and the remaining $20,224 was included in general and administrative expenses on the Consolidated Statements of Operations. For the six months ended March 31, 2020, the Company incurred $284,258 of expenses under the Administration Agreement, of which $244,287 was included in administrator expense and the remaining $39,971 was included in general and administrative expenses on the Consolidated Statements of Operations. For the three months ended March 31, 2019, the Company incurred $160,397 of expenses under the Administration Agreement, of which $130,052 was included in administrator expense and the remaining $30,345 was included across general and administrative expenses on the Consolidated Statements of Operations. For the six months ended March 31, 2019, the Company incurred $378,005 of expenses under the Administration Agreement, of which $212,097 was included in administrator expense and the remaining $165,908 was included across general and administrative expenses, offering costs and organization expenses on the Consolidated Statements of Operations. As of March 31, 2020 and September 30, 2019, $295,582 and $753,665, respectively, was included in “Due to affiliates” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 10. Financial Highlights

	Three months ended March 31, 2020	Three months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019
Net asset value at beginning of period	$20.68	$19.57	$20.65	$19.70
Net investment income (1)	0.51	0.09	0.74	0.19
Net unrealized appreciation (depreciation) (1)(2)	(3.55)	0.72	(3.18)	0.39
Net realized gains (losses) (1)	0.04	0.02	0.08	0.03
Distributions to stockholders	(0.31)	—	(0.92)	—
Effect of sale price of drawdowns (3)	—	—	—	0.09
Net asset value at end of period	$17.37	$20.40	$17.37	$20.40
Total return (4)	(14.74)%	4.24%	(12.07)%	3.55%
Common stock outstanding at beginning of period	8,309,861	3,391,900	8,309,861	1,541,738
Common stock outstanding at end of period	11,575,664	3,391,900	11,575,664	3,391,900
Net assets at beginning of period	$171,836,163	$66,395,254	$171,626,750	$30,372,317
Net assets at end of period	$201,013,682	$69,186,756	$201,013,682	$69,186,756
Average net assets (5)	$157,342,426	$67,791,005	$164,877,772	$60,145,845
Ratio of net investment income to average net assets (6)	2.75%	0.44%	3.77%	0.95%
Ratio of total expenses to average net assets (6)	1.79%	2.81%	3.77%	4.65%
Ratio of portfolio turnover to average investments at fair value (6)	15.21%	3.44%	27.93%	6.55%
Weighted average outstanding debt	$170,241,758	$33,322,222	$144,732,240	$17,802,198
Average debt per share (1)	$20.05	$9.82	$17.23	$5.87
Asset coverage ratio (7)	234.01%	191.04%	234.01%	191.04%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)
For the three and six months ended March 31, 2020 and 2019, the amount shown does not correspond with net unrealized appreciation (depreciation) for the period as it includes the effect of the timing of equity issuances.

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

(5)	Calculated based upon the weighted average net assets for the period.
(6)	Financial results for the three and six months ended March 31, 2020 and 2019 have not been annualized for purposes of this ratio.
(7)	Based on outstanding senior securities of $150.0 million and $76.0 million as of March 31, 2020 and 2019, respectively.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of March 31, 2020 and September 30, 2019, off-balance sheet arrangements consisted of $19,261,420 and $11,030,903, respectively, of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

	March 31, 2020	September 30, 2019
WPEngine, Inc.	$9,504,950	$—
Assembled Brands Capital LLC	3,586,452	3,807,021
Corrona, LLC	1,560,000	—
MRI Software LLC	1,035,963	—
PaySimple, Inc.	876,659	2,695,000
Accupac, Inc.	856,511	—
OEConnection LLC	822,511	817,204
Acquia Inc.	468,601	—
Apptio, Inc.	461,538	461,538
iCIMs, Inc.	88,235	88,235
Sorrento Therapeutics, Inc.	—	2,400,000
Mindbody, Inc.	—	761,905
	$19,261,420	$11,030,903

Note 12. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement ("ISDA Master Agreement") with its derivative counterparty, The Bank of New York Mellon. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. No cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2020.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$2,981,267	€2,662,178	5/14/2020	$55,258	$—	Derivative assets

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2019.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$2,798,483	€2,475,000	1/16/2020	$77,558	$—	Derivative assets

Note 13. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three and six months ended March 31, 2020, except as discussed below.

Distribution Declaration
On May 11, 2020, the Company's board of directors approved a quarterly distribution not to exceed $3.4 million, payable in cash on June 30, 2020 in an amount per share based on the outstanding number of shares held by the Company's stockholders as of the close of business on June 15, 2020.

Capital Drawdown
On April 30, 2020, the Company issued 5,832,194 shares of Common Stock for an aggregate offering price of approximately $101.3 million pursuant to the Subscription Agreement and a capital drawdown notice delivered by the Company to its investors dated April 20, 2020.

Investment Advisory Agreement

On May 11, 2020, the Adviser effected the novation of the Investment Advisory Agreement to Oaktree Fund Advisors, LLC, a registered investment adviser under common control with the Adviser.  Immediately following such novation, the Company and Oaktree Fund Advisors, LLC entered into a new investment advisory agreement with the same terms, including fee structure, as the Investment Advisory Agreement.

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
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results and distribution projections;

•	the ability of our Adviser to implement its future plans with respect to our business and to achieve our investment objective;

•	the ability of Oaktree to attract and retain highly talented professionals;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments and additional leverage we may seek to incur in the future;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies; and

•	the impact of the COVID-19 pandemic on all of the foregoing.
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
Other factors that could cause actual results to differ materially include:

•	changes or potential disruptions in our operations, the economy, financial markets or political environment;

•	risks associated with possible disruption in our operations, the operations of our portfolio companies or the economy generally due to terrorism, natural disasters or the COVID-19 pandemic;

•
future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to Business Development Companies or regulated investment companies ("RICs");

•	general considerations associated with the COVID-19 pandemic; and

•	other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
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
We conduct Private Offerings of shares of our Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act. At each Closing of a Private Offering, each investor participating in that closing makes a Capital

Commitment to purchase our Common Stock pursuant to a Subscription Agreement entered into with us in connection with its Capital Commitment. Investors are required to fund drawdowns to purchase our Common Stock up to the amount of their respective Capital Commitments on an as-needed basis with a minimum of ten calendar days' prior notice (excluding the initial drawdown for each investor). The Initial Closing occurred on August 6, 2018. Loan origination and investment activities commenced shortly after the Initial Closing. As of March 31, 2020, we received $337,683,996 in Capital Commitments from investors in connection with Private Offerings.
We commenced our loan origination and investment activities shortly after the Initial Closing. The proceeds from the Initial Closing provided us with the necessary seed capital to commence operations. As of March 31, 2020, we completed drawdowns of $236,378,797, or 70.0%, on Capital Commitments. As of March 31, 2020, we held $354,696,821 of investments at fair value, up from $291,147,011 held at September 30, 2019, primarily driven by additional borrowings under our credit facilities and drawdowns on capital commitments, partially offset by unrealized depreciation on our investment portfolio largely due to increased market volatility and wider credit spreads resulting from the onset of the COVID-19 pandemic in March 2020 and the direct impact of the COVID-19 pandemic on certain of our portfolio companies.
Business Environment and Developments
We believe that the COVID-19 pandemic has contributed to significant market volatility and disruption, which may have lasting effects on the U.S. and global financial markets and has caused (and may cause further) economic uncertainties or deterioration in the performance of middle market companies in the United States and worldwide.
In particular, the disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. This widening of spreads makes it more difficult for middle market businesses to access capital as lenders could become more selective in evaluating investment opportunities, equity sponsors delay transactions given earnings uncertainty and sellers are hesitant to accept lower purchase price multiples.
In this type of environment, we believe attractive risk-adjusted returns can be achieved by making loans to companies in the middle market. Given the breadth of Oaktree’s investment platform, we believe that we have the resources and experience to source, diligence and structure investments in these companies and are well placed to generate attractive returns for investors.
We have proactively taken a number of actions to evaluate and support our portfolio companies in light of the COVID-19 pandemic, including outreach to a variety of management teams and sponsors.  We have established a dialogue with many of our portfolio companies and are especially focused on those portfolio companies that may be subject to a moderate to high risk of material impacts from COVID-19. We believe that these efforts to identify vulnerable portfolio companies will allow us to address potential problems early and provide constructive solutions.
As of March 31, 2020, 94.9% of our debt investment portfolio (at fair value) and 95.1% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the London Interbank Offered Rate ("LIBOR"), and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased in March 2020. A prolonged reduction in interest rates will result in a decrease in our total investment income and could result in a decrease in our net investment income to the extent the decreases are not offset by an increase in the spread on our floating rate investments, a decrease in our interest expense or a reduction of our incentive fee on income. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few transactions utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it remains unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate and may also need to renegotiate the terms of our borrowing facilities. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist. It remains unclear whether the cessation of LIBOR will be delayed due to COVID-19 or what form any delay may take, and there are no assurances that there will be a delay. It is also unclear what the duration and severity of COVID-19 will be, and whether this will impact LIBOR transition planning. COVID-19 may also slow regulators’ and others’ efforts to develop and implement alternative reference rates, which could make LIBOR transition planning more difficult, particularly if the cessation of LIBOR is not delayed and alternatives do not develop.

Critical Accounting Policies
Basis of Presentation
Our accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the consolidated financial statements have been made. All intercompany balances and transactions have been eliminated in consolidation. We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board ("FASB"), Accounting Standards Codification ("ASC"), Topic 946, Financial Services – Investment Companies, or ASC 946.
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
With the exception of the line items entitled "deferred financing costs," "other assets," and "credit facilities payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "interest receivable," "receivables from unsettled transactions," "receivable for shares sold," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliates," "interest payable," "deferred tax liability" and "payables from unsettled transactions" approximate fair value due to their short maturities.
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
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. During the three months ended March 31, 2020, with the exception of one portfolio company that modified its scheduled interest payment to PIK in order to preserve liquidity, all of our portfolio companies made their scheduled interest payments. As of March 31, 2020, there were no investments on which we had stopped accruing cash interest and/or PIK interest or OID income.
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
Portfolio Composition
As of March 31, 2020, the fair value of our investment portfolio was $354.7 million and was comprised of investments in 107 portfolio companies. As of September 30, 2019, the fair value of our investment portfolio was $291.1 million and was comprised of investments in 69 portfolio companies.
As of March 31, 2020 and September 30, 2019, our investment portfolio consisted of the following:

	March 31, 2020	September 30, 2019
Cost:
Senior secured debt	$372,648,045	$281,238,755
Subordinated debt	16,393,453	7,201,102
Common equity & warrants	1,043,713	772,692
Preferred equity	110,285	110,285
Total	$390,195,496	$289,322,834

	March 31, 2020	September 30, 2019
Fair Value:
Senior secured debt	$338,700,828	$282,841,206
Subordinated debt	14,717,002	7,325,965
Common equity & warrants	1,165,398	869,555
Preferred equity	113,593	110,285
Total	$354,696,821	$291,147,011

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	March 31, 2020	September 30, 2019
Fair Value:
Application Software	20.18%	20.64%
Personal Products	6.14%	1.73%
Integrated Telecommunication Services	4.51%	6.38%
Health Care Technology	4.45%	4.27%
Biotechnology	4.39%	7.14%
Internet Services & Infrastructure	4.11%	6.52%
Alternative Carriers	3.70%	3.22%
Oil & Gas Storage & Transportation	3.66%	—%
Health Care Services	3.27%	3.78%
Systems Software	2.96%	4.51%
Pharmaceuticals	2.74%	2.90%
Data Processing & Outsourced Services	2.56%	2.80%
Specialized REITs	2.22%	1.15%
Independent Power Producers & Energy Traders	2.20%	—%
Real Estate Services	2.20%	3.05%
Diversified Support Services	2.15%	3.22%
Distributors	2.00%	—%
Airport Services	1.99%	—%
Oil & Gas Refining & Marketing	1.98%	2.75%
Aerospace & Defense	1.96%	2.40%
Publishing	1.96%	0.68%
Research & Consulting Services	1.68%	2.74%
Movies & Entertainment	1.64%	1.20%
Metal & Glass Containers	1.46%	0.48%
Health Care Supplies	1.44%	—%
Auto Parts & Equipment	1.39%	2.00%
Industrial Machinery	1.31%	0.47%
IT Consulting & Other Services	1.31%	1.83%
Multi-Sector Holdings	1.01%	—%
Interactive Media & Services	1.00%	2.31%
Construction Materials	0.99%	—%
Managed Health Care	0.97%	1.37%
Trading Companies & Distributors	0.72%	1.03%
Communications Equipment	0.67%	—%
Household Products	0.51%	0.65%
Restaurants	0.50%	—%
Property & Casualty Insurance	0.37%	—%
Cable & Satellite	0.32%	1.46%
Specialized Finance	0.25%	0.27%
Environmental & Facilities Services	0.24%	—%
Building Products	0.16%	—%
Specialty Stores	0.16%	—%
Food Retail	0.13%	0.34%
Construction & Engineering	0.12%	0.34%
Leisure Facilities	0.09%	—%
Oil & Gas Equipment & Services	0.08%	0.30%
Casinos & Gaming	0.08%	—%
Health Care Facilities	0.07%	—%
Financial Exchanges & Data	—%	1.95%
Health Care Equipment	—%	1.72%
Insurance Brokers	—%	1.35%
Electric Utilities	—%	0.42%
Health Care Distributors	—%	0.39%
Oil & Gas Exploration & Production	—%	0.24%
Total	100.00%	100.00%

The table below describes investments by geographic composition at fair value as a percentage of total investments:

	March 31, 2020	September 30, 2019
Fair Value:
United States	87.58%	89.06%
United Kingdom	4.58%	3.81%
Luxembourg	2.31%	2.64%
France	1.94%	1.81%
Iceland	1.39%	1.61%
Australia	1.32%	—%
Canada	0.88%	0.99%
Denmark	—%	0.08%
Total	100.00%	100.00%

See the Schedule of Investments as of March 31, 2020 and September 30, 2019 in our consolidated financial statements in Part I, Item 1, of this Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of the three and six months ended March 31, 2020 and March 31, 2019
Investment Income
Total investment income for the three months ended March 31, 2020 was $7,136,328 and consisted of $6,688,961 of interest income primarily from portfolio investments (including $374,393 of PIK interest income) and $447,367 of fee income. Total investment income for the three months ended March 31, 2019 was $2,199,688 and consisted of $2,190,574 of interest income primarily from portfolio investments (including $191,748 of PIK interest income) and $9,114 of fee income. The increase in total investment income was primarily due to an increase in the size of our investment portfolio as compared to the prior year comparable quarter.
Total investment income for the six months ended March 31, 2020 was $12,430,906 and consisted of $11,853,592 of interest income primarily from portfolio investments (including $525,625 of PIK interest income) and $577,314 of fee income. Total investment income for the six months ended March 31, 2019 was $3,365,906 and consisted of $3,101,228 of interest income primarily from portfolio investments (including $259,694 of PIK interest income) and $264,678 of fee income. The increase in total investment income was primarily due to an increase in the size of our investment portfolio as compared to the prior year comparable period. Based on fair value as of March 31, 2020, the weighted average yield on our debt investments was 6.6%, compared to 7.6% as of March 31, 2019.

Expenses
Total expenses for the three months ended March 31, 2020 and March 31, 2019 were $2,816,186 and $1,903,545, respectively. The increase in total expenses was primarily due to (1) an increase in the size of our investment portfolio as compared to the prior year quarter, which drove a $534,221 increase in base management fees and an increase in borrowings, which contributed to a $1,178,704 increase in interest expense, and (2) an increase in total investment income which resulted in a $803,813 increase in investment income incentive fee, partially offset by a $1,455,259 decrease in capital gains incentive fees, which was driven by a $1,104,890 reversal of previously accrued capital gains incentive fees as a result of unrealized depreciation on investments during the quarter, largely due to increased market volatility and wider credit spreads resulting from the onset of the COVID-19 pandemic in March 2020 and the direct impact of the COVID-19 pandemic on certain of our portfolio companies.
Total expenses for the six months ended March 31, 2020 and March 31, 2019 were $6,213,679 and $2,785,883, respectively. The increase in total expenses was primarily due to (1) an increase in the size of our investment portfolio as compared to the prior year quarter, which drove a $1,199,426 increase in base management fees and an increase in borrowings, which contributed to a $2,400,014 increase in interest expense, and (2) an increase in total investment income which resulted in a $853,728 increase in investment income incentive fee, partially offset by a $735,920 decrease in capital gains incentive fees, which was driven by a $427,572 reversal of previously accrued capital gains incentive fees as a result of unrealized depreciation on investments during the quarter, largely due to increased market volatility and wider credit spreads resulting from the onset of the COVID-19 pandemic in March 2020 and the direct impact of the COVID-19 pandemic on certain of our portfolio companies.

	Three months ended March 31, 2020	Three months ended March 31, 2019	Six months ended March 31, 2020	Six months ended March 31, 2019
Expenses:
Base management fee	866,511	$332,290	$1,652,645	$453,219
Investment income incentive fee	803,813	—	853,728	—
Capital gains incentive fee	(1,104,890)	350,369	(427,572)	308,348
Offering costs	—	194,104	—	362,373
Organization expenses	—	710	—	56,921
Professional fees	253,793	190,929	421,776	383,769
Directors fees	38,750	26,250	77,637	52,500
Interest expense	1,631,976	453,272	2,987,169	587,155
Administrator expense	130,370	130,052	244,287	212,097
General and administrative expenses	195,863	225,569	404,009	369,501
Total expenses	$2,816,186	$1,903,545	$6,213,679	$2,785,883
Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation was $40,410,913 for the three months ended March 31, 2020, largely due to increased market volatility and wider credit spreads resulting from the onset of the COVID-19 pandemic in March 2020 and the direct impact of the COVID-19 pandemic on certain of our portfolio companies. Net unrealized appreciation on investments was $2,412,574 for the three months ended March 31, 2019 and was primarily driven by volatility experienced in the broadly syndicated loan market and unrealized appreciation from our investment in Sorrento Therapeutics, Inc. during the period.
Net unrealized depreciation was $37,348,382 for the six months ended March 31, 2020, largely due to increased market volatility and wider credit spreads resulting from the onset of the COVID-19 pandemic in March 2020 and the direct impact of the COVID-19 pandemic on certain of our portfolio companies. Net unrealized appreciation on investments was $1,449,489 for the six months ended March 31, 2019 and was primarily driven by unrealized appreciation from our investment in Sorrento Therapeutics, Inc. during the period.
Net Realized Gains (Losses)
Net realized gains were $307,858 and $82,785 for the three months ended March 31, 2020 and 2019, respectively, primarily driven by realized gains resulting from exits of various investments in the portfolio. Net realized gains were $631,915 and $92,254 for the six months ended March 31, 2020 and 2019, respectively, primarily driven by realized gains resulting from exits of various investments in the portfolio.

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
For the six months ended March 31, 2020, we experienced a net increase in cash and cash equivalents of $23,457,185. During that period, $101,367,844 of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by cash proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $124,824,982, primarily consisting of $67,000,000 of net borrowings under our credit facilities and $65,472,299 of net proceeds from Private Offerings, partially offset by distributions to stockholders of $7,645,072.
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
As of March 31, 2020, we had $34,805,311 of cash and cash equivalents (including $2,247,126 of restricted cash), portfolio investments (at fair value) of $354,696,821, $1,044,637 of interest receivable, $2,412,000 of receivable for shares sold, $101,305,199 of remaining capital commitments, $150,000,000 of borrowings outstanding under our credit facilities, $39,351,790 of net payables from unsettled transactions and unfunded commitments of $19,261,420.
As of September 30, 2019, we had $11,348,126 of cash and cash equivalents (including $269,111 of restricted cash), portfolio investments (at fair value) of $291,147,011, $1,005,398 of interest receivable, $347,500 of receivable for shares sold, $83,000,000 of borrowings outstanding under our credit facilities, $47,048,497 of net payables from unsettled transactions and unfunded commitments of $11,030,903.
Equity Activity
As of March 31, 2020, we received $337,683,996 in Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser. As of March 31, 2020, we completed drawdowns of $236,378,797, or 70.0%, of such Capital Commitments.
We have the authority under our organizational documents to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for our Common Stock through March 31, 2020:

	Shares Issued	Price per Share	Proceeds
August 6, 2018 (1)	770,869	$20.00	$15,417,385
September 17, 2018	770,869	20.00	15,417,384
October 29, 2018	1,060,964	19.85	21,060,130
November 15, 2018	789,198	19.82	15,641,900
April 29, 2019	1,655,314	20.40	33,768,400
August 30, 2019	1,631,324	20.70	33,768,400
September 23, 2019	1,631,323	20.70	33,768,399
March 26, 2020	3,265,803	20.68	67,536,799
Total	11,575,664		$236,378,797
__________________

(1)	Includes 50 shares issued to one or more affiliates of the Adviser on July 23, 2018.
Leverage
On July 9, 2018, our sole stockholder approved our becoming subject to a minimum asset coverage ratio of 150% as set forth in Section 61(a)(2) of the Investment Company Act. As a result of this approval, we are permitted to borrow amounts so long as our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of

March 31, 2020, our asset coverage ratio, as defined in the Investment Company Act, was 234.0%, and aggregate outstanding principal amount of indebtedness was $150 million.
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
CNB Facility
On October 16, 2018, we entered into the Credit Agreement between us, as borrower, and City National Bank ("CNB"), as lender. As of March 31, 2020, the Credit Agreement provided for a senior secured revolving credit facility (the "CNB Facility"), of up to $60 million (the "Maximum Commitment"), in aggregate principal amount, subject to (i) the lesser of a percentage of unfunded commitments from certain classes of eligible investors in the Company and (ii) the Maximum Commitment and had a scheduled maturity date of October 15, 2020. On May 1, 2020, we repaid all borrowings outstanding under the CNB Facility, following which the CNB Facility was terminated.
Borrowings under the CNB Facility bore interest at a rate equal to (a) the LIBOR for the selected period plus 1.65% for LIBOR loans or (b) the prime rate of CNB minus 0.25% for prime rate loans. There was a non-usage fee of 25 basis points per year on the unused portion of the CNB Facility, payable quarterly.
The CNB Facility was secured by a first priority security interest, subject to customary exceptions, in (i) all Capital Commitments, (ii) our right to make capital calls, receive payment of capital contributions from investors and enforce payment of capital commitments and capital contributions under our Subscription Agreements with investors and other operative documents and (iii) a cash collateral account into which the capital contributions from investors are made. We have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. Our borrowings, including under the CNB Facility, were subject to the leverage restrictions contained in the Investment Company Act.
As of March 31, 2020 and September 30, 2019, we had $55.0 million and $65.0 million outstanding under the CNB Facility, respectively. Our borrowings under the CNB Facility bore interest at a weighted average interest rate of 3.46% and 4.20% for the six months ended March 31, 2020 and 2019, respectively. For the three and six months ended March 31, 2020, we recorded interest expense (inclusive of fees) of $813,287 and $1,603,860 related to the CNB Facility, respectively. For the three and six months ended March 31, 2019, the Company recorded interest expense (inclusive of fees) of $453,272 and $587,155, respectively, related to the Credit Facility.
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
As of March 31, 2020 and September 30, 2019, we had $95.0 million and $18.0 million outstanding under the Citibank Facility, respectively. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 3.57% for the six months ended March 31, 2020. For the three and six months ended March 31, 2020, we recorded interest expense (inclusive of fees) of $818,689 and $1,383,309, respectively, related to the Citibank Facility.
Contractual Obligations

	Payments due by period as of March 31, 2020
	Total	< 1 year	1-3 years	3-5 years	> 5 years
CNB Facility	$55,000,000	$55,000,000	$—	$—	$—
Interest due on CNB Facility	886,009	886,009	—	—	—
Citibank Facility	95,000,000	—	—	95,000,000	—
Interest due on Citibank Facility	13,555,560	3,135,475	6,270,950	4,149,135	—
Total	$164,441,569	$59,021,484	$6,270,950	$99,149,135	$—
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As indicated in the table below, as of March 31, 2020 and September 30, 2019, off-balance sheet arrangements consisted of $19,261,420 and $11,030,903, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

	March 31, 2020	September 30, 2019
WPEngine, Inc.	$9,504,950	$—
Assembled Brands Capital LLC	3,586,452	3,807,021
Corrona, LLC	1,560,000	—
MRI Software LLC	1,035,963	—
PaySimple, Inc.	876,659	2,695,000
Accupac, Inc.	856,511	—
OEConnection LLC	822,511	817,204
Acquia Inc.	468,601	—
Apptio, Inc.	461,538	461,538
iCIMs, Inc.	88,235	88,235
Sorrento Therapeutics, Inc.	—	2,400,000
Mindbody, Inc.	—	761,905
	$19,261,420	$11,030,903
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

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2019	96.0%	—

The following table reflects the distributions per share that we have paid on our common stock during the six months ended March 31, 2020:

Record Date	Payment Date	Amount per Share	Cash Distribution
November 7, 2019	November 21, 2019	$0.29	$2,409,859
December 13, 2019	December 30, 2019	0.32	2,659,155
March 13, 2020	March 31, 2020	0.31	2,576,058
		$0.92	$7,645,072

No distributions were paid to our stockholders during the six months ended March 31, 2019.

Related Party Transactions
We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator, a wholly-owned subsidiary of the Adviser. The Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, that is partially and indirectly owned by Oaktree Capital Group, LLC.
Recent Developments
Distribution Declaration
On May 11, 2020, our board of directors approved a quarterly distribution not to exceed $3.4 million, which is payable in cash on June 30, 2020 to our stockholders of record as of the close of business on June 15, 2020.

Capital Drawdown
On April 30, 2020, we issued 5,832,194 shares of Common Stock for an aggregate offering price of approximately $101.3 million pursuant to the Subscription Agreement and a capital drawdown notice delivered by us to our investors dated April 20, 2020.

Investment Advisory Agreement

On May 11, 2020, the Adviser effected the novation of the Investment Advisory Agreement to Oaktree Fund Advisors, LLC, a registered investment adviser under common control with the Adviser.  Immediately following such novation, we and Oaktree Fund Advisors, LLC entered into a new investment advisory agreement with the same terms, including fee structure, as the Investment Advisory Agreement.

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
As of March 31, 2020, 94.9% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of March 31, 2020 and September 30, 2019 was as follows:

	March 31, 2020		September 30, 2019
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$171,170,271	51.05%	$148,908,568	55.02%
>0% and <1%	7,656,376	2.28	6,770,487	2.50
1%	152,922,368	45.60	110,905,192	40.98
>1%	3,578,269	1.07	4,068,900	1.50
Total	$335,327,284	100.00%	$270,653,147	100.00%

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2020, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
250	$9,497,756	$(3,750,000)	$5,747,756
200	7,582,113	(3,000,000)	4,582,113
150	5,698,653	(2,250,000)	3,448,653
100	3,783,011	(1,500,000)	2,283,011
50	1,899,551	(750,000)	1,149,551

Basis point decrease (1)	(Decrease) in Interest Income	Decrease in Interest Expense	Net increase (decrease) in net assets resulting from operations
50	$(1,332,303)	$750,000	$(582,303)
100	(2,315,380)	1,500,000	(815,380)
150	(2,596,964)	2,103,775	(493,189)
200	(2,599,194)	2,103,775	(495,419)
 __________
(1) The effect of a greater than 200 basis point decrease is limited by interest rate floors on certain investments.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for all floating rate loans is indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of March 31, 2020 and September 30, 2019:

	March 31, 2020		September 30, 2019
	Debt Investments	Borrowings	Debt Investments	Borrowings
Prime rate	$446,000	$—	$—	$—
LIBOR:
30 day	207,731,645	55,000,000	177,185,974	65,000,000
60 day	—	—	—	—
90 day	133,330,511	95,000,000	92,053,874	18,000,000
180 day	35,364,881	—	1,409,167	—
EURIBOR:
30 day	3,037,188	—	2,725,500	—
Fixed rate	19,554,148	—	19,020,775	—
Total	$399,464,373	$150,000,000	$292,395,290	$83,000,000

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information in this Form 10-Q, consideration should be given to the information disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2019 and the following risk factors we have added regarding the impacts of the COVID-19 pandemic, which reemphasize and in some cases update certain risk factors we have previously disclosed and provide specific context under the current environment.

Global economic, political and market conditions caused by the current public health crisis have adversely affected, and may continue to adversely affect our business, results of operations and financial condition and those of our portfolio companies.

A novel strain of coronavirus initially appeared in China in late 2019 and has rapidly spread to other countries, including the United States.  In an attempt to slow the spread of the coronavirus, governments in many jurisdictions, including the United States, the United Kingdom, France, Italy, South Korea and China, have placed restrictions on travel, issued “stay at home” orders and ordered the temporary closure of "non-essential" businesses, such as factories and retail stores.  As these restrictions and closures have impacted supply chains, consumer demand and the operations of many business, uncertainty surrounding the full economic impact of the coronavirus pandemic has contributed to significant market volatility and disruption. These and any other unfavorable economic conditions may have long-term effects on the U.S. and global financial markets and have caused (and may cause further) economic uncertainties and deterioration in the United States and worldwide.

Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market.  These and any other unfavorable economic conditions created by the coronavirus and related restrictions and closures could increase our funding costs, limit our access to the capital markets and result in a decision by lenders not to extend credit to us. These events also could negatively impact the fair value of the investments that we hold, limit our investment originations (including as a result of the investment professionals of our Adviser diverting their time to the restructuring certain investments), negatively impact our operating results and limit our ability to grow.  In addition, our success depends in substantial part on the management, skill and acumen of our Adviser, whose operations may be adversely impacted, including through quarantine measures and travel restrictions imposed on its investment professionals or service providers, or any related health issues of such investment professionals or service providers.

In addition, the coronavirus-related restrictions and closures and related market conditions have resulted in certain of our portfolio companies halting or significantly curtailing operations and have negatively affected the supply chains of certain of our portfolio companies.  The financial results of middle-market companies in which we primarily invest, have experienced deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration will further depress the outlook for middle-market companies. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions may require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may continue to be, negatively impacted by these economic or other conditions, which may result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.

As the potential impact of the coronavirus remains difficult to predict, the extent to which the coronavirus could negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments regarding the duration and severity of the coronavirus and the actions taken by governments and their citizens to contain the coronavirus, all of which are beyond our control. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

As a result of the COVID-19 pandemic and related government actions, certain of our portfolio companies are distressed, and we have opportunistically acquired the securities and obligations of distressed companies.  These and future investments in distressed or bankrupt companies are subject to significant risks, including lack of income, extraordinary expenses, uncertainty with respect to satisfaction of debt, lower-than-expected investment values or income potentials and resale restrictions.

As a result of the COVID-19 pandemic and related government actions, certain of our portfolio companies are distressed, and we have opportunistically acquired the securities and obligations of distressed companies. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, when we invest in distressed debt, our ability to achieve current income for our stockholders may be diminished, particularly where the portfolio company has negative EBITDA.

We also are subject to significant uncertainty as to when, in what manner and for what value the distressed debt we acquire will eventually be satisfied whether through a refinancing, restructuring, liquidation, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation. In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt held by us, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1	Investment Advisory Agreement, dated as of May 11, 2020, by and between the Company and Oaktree Fund Advisors, LLC.*
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

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
Date: May 12, 2020