Form 10-Q
period 2020-06-30
Oaktree Strategic Income II, Inc.
filed 2020-08-13
CIK 1744179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2020
Common stock, $0.001 par value	17,401,121

OAKTREE STRATEGIC INCOME II, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
Oaktree Strategic Income II, Inc.
Consolidated Statements of Assets and Liabilities

	June 30, 2020 (unaudited)	September 30, 2019
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost June 30, 2020: $411,533,282; cost September 30, 2019: $289,322,834)	$405,533,867	$291,147,011
Cash and cash equivalents	31,133,522	11,079,015
Restricted cash	2,091,880	269,111
Interest receivable	1,494,779	1,005,398
Receivables from unsettled transactions	6,239,604	5,326,435
Derivative assets at fair value	—	77,558
Deferred financing costs	1,501,947	1,314,732
Receivable for shares sold	—	347,500
Other assets	712,088	382,727
Total assets	$448,707,687	$310,949,487
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$801,348	$999,579
Base management fee and incentive fee payable	2,125,041	1,128,658
Due to affiliates	452,538	753,665
Interest payable	394,118	1,065,903
Payables from unsettled transactions	15,302,873	52,374,932
Director fees payable	38,750	—
Derivative liability at fair value	159,051	—
Deferred tax liability	11,532	—
Credit facilities payable	95,000,000	83,000,000
Total liabilities	114,285,251	139,322,737
Commitments and contingencies (Note 12)
Net assets:
Common stock, $0.001 par value per share, 250,000,000 shares authorized; 17,401,121 shares issued and outstanding at June 30, 2020; 8,309,861 shares issued and outstanding at September 30, 2019	17,401	8,310
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized; none issued and outstanding at June 30, 2020 and September 30, 2019	—	—
Additional paid-in-capital	337,527,080	168,819,173
Accumulated distributable earnings (loss)	(3,122,045)	2,799,267
Total net assets (equivalent to $19.22 and $20.65 per common share at June 30, 2020 and September 30, 2019, respectively) (Note 11)	334,422,436	171,626,750
Total liabilities and net assets	$448,707,687	$310,949,487
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months ended June 30, 2020	Three months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019
Interest income:
Non-control/Non-affiliate investments	$7,076,789	$3,737,196	$18,353,788	$6,498,459
Interest on cash and cash equivalents	2,584	7,530	53,552	87,801
Total interest income	7,079,373	3,744,726	18,407,340	6,586,260
PIK interest income:
Non-control/Non-affiliate investments	493,661	151,667	1,019,286	411,361
Total PIK interest income	493,661	151,667	1,019,286	411,361
Fee income:
Non-control/Non-affiliate investments	534,247	103,158	1,111,561	367,836
Total fee income	534,247	103,158	1,111,561	367,836
Total investment income	8,107,281	3,999,551	20,538,187	7,365,457
Expenses:
Base management fee	974,234	474,567	2,626,879	927,786
Investment income incentive fee	1,150,807	352,680	2,004,535	352,680
Capital gains incentive fee	—	26,925	(427,572)	335,273
Offering costs	—	199,384	—	561,757
Organization expenses	—	—	—	56,921
Professional fees	218,178	238,916	639,954	622,685
Directors fees	38,750	26,250	116,387	78,750
Interest expense	797,125	1,008,482	3,784,294	1,595,637
Administrator expense	132,370	87,978	376,657	300,075
General and administrative expenses	192,590	195,265	596,599	564,766
Total expenses	3,504,054	2,610,447	9,717,733	5,396,330
Net investment income before taxes	4,603,227	1,389,104	10,820,454	1,969,127
Excise tax expense	—	5,158	—	14,515
Net investment income	4,603,227	1,383,946	10,820,454	1,954,612
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	29,502,986	95,107	(7,823,096)	1,535,356
Foreign currency forward contracts	(214,309)	(17,884)	(236,609)	(8,644)
Net unrealized appreciation (depreciation)	29,288,677	77,223	(8,059,705)	1,526,712
Realized gains (losses):
Non-control/Non-affiliate investments	1,524,050	57,403	2,115,004	66,349
Foreign currency forward contracts	124,791	—	165,752	83,308
Net realized gains (losses)	1,648,841	57,403	2,280,756	149,657
Provision for income tax (expense) benefit	(5,977)	—	(11,532)	—
Net realized and unrealized gains (losses), net of taxes	30,931,541	134,626	(5,790,481)	1,676,369
Net increase (decrease) in net assets resulting from operations	$35,534,768	$1,518,572	$5,029,973	$3,630,981
Net investment income (loss) per common share — basic and diluted	$0.30	$0.30	$1.01	$0.55
Earnings (loss) per common share — basic and diluted (Note 5)	$2.30	$0.33	$0.47	$1.03
Weighted average common shares outstanding — basic and diluted	15,479,844	4,537,886	10,750,736	3,534,991
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended June 30, 2020	Three months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019
Operations:
Net investment income	$4,603,227	$1,383,946	$10,820,454	$1,954,612
Net unrealized appreciation (depreciation)	29,288,677	77,223	(8,059,705)	1,526,712
Net realized gains (losses)	1,648,841	57,403	2,280,756	149,657
Provision for income tax (expense) benefit	(5,977)	—	(11,532)	—
Net increase (decrease) in net assets resulting from operations	35,534,768	1,518,572	5,029,973	3,630,981
Capital share transactions:
Distributions to stockholders	(3,306,213)	—	(10,951,285)	—
Issuance of common stock	101,180,199	33,768,400	168,716,998	70,470,430
Net increase (decrease) in net assets from capital share transactions	97,873,986	33,768,400	157,765,713	70,470,430
Total increase (decrease) in net assets	133,408,754	35,286,972	162,795,686	74,101,411
Net assets at beginning of period	201,013,682	69,186,756	171,626,750	30,372,317
Net assets at end of period	$334,422,436	$104,473,728	$334,422,436	$104,473,728
Net asset value per common share	$19.22	$20.70	$19.22	$20.70
Common shares outstanding at end of period	17,401,121	5,047,214	17,401,121	5,047,214

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended June 30, 2020	Nine months ended June 30, 2019
Operating activities:
Net increase (decrease) in net assets resulting from operations	$5,029,973	$3,630,981
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	8,059,705	(1,526,712)
Net realized (gains) losses	(2,280,756)	(149,657)
PIK interest income	(1,019,286)	(411,361)
Accretion of original issue discount on investments	(1,962,304)	(741,897)
Amortization of deferred financing costs	475,560	193,469
Amortization of deferred offering costs	—	561,757
Deferred taxes	11,532	—
Purchases of investments	(274,685,855)	(192,791,011)
Proceeds from sales and repayments of investments	157,471,414	14,427,798
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(177,237)	(803,867)
(Increase) decrease in receivables from unsettled transactions	(913,169)	—
(Increase) decrease in other assets	(329,361)	92,117
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(540,231)	256,047
Increase (decrease) in base management fee and incentive fee payable	996,383	1,122,794
Increase (decrease) in due to affiliates	(301,127)	(424,187)
Increase (decrease) in interest payable	(671,785)	902,386
Increase (decrease) in payables from unsettled transactions	(37,072,059)	4,651,221
Increase (decrease) in director fees payable	38,750	—
Net cash used in operating activities	(147,869,853)	(171,010,122)
Financing activities:
Distributions paid in cash	(10,951,285)	—
Borrowings under the credit facilities	159,000,000	118,000,000
Repayments of borrowings under the credit facilities	(147,000,000)	(20,000,000)
Proceeds from the issuance of common stock	169,064,498	70,510,430
Deferred financing costs paid	(320,775)	(572,121)
Offering costs paid	—	(122,903)
Net cash provided by financing activities	169,792,438	167,815,406
Effect of exchange rate changes on foreign currency	(45,309)	45,270
Net increase (decrease) in cash and cash equivalents and restricted cash	21,877,276	(3,149,446)
Cash and cash equivalents and restricted cash, beginning of period	11,348,126	10,131,268
Cash and cash equivalents and restricted cash, end of period	$33,225,402	$6,981,822
Supplemental information:
Cash paid for interest	$3,980,519	$499,782
Non-cash financing activities:
Accrued deferred financing costs	$(342,000)	$—

Reconciliation to the Consolidated Statement of Assets and Liabilities	June 30, 2020	September 30, 2019
Cash and cash equivalents	$31,133,522	$11,079,015
Restricted cash	2,091,880	269,111
Total cash and cash equivalents and restricted cash	$33,225,402	$11,348,126

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments						(7)
A.T. Holdings II SÀRL		Biotechnology
First Lien Term Loan, 12.00% cash due 4/27/2023			$8,160,000	$8,160,000	$8,976,000	(8)(10)
First Lien Delayed Draw Term Loan, 12.00% cash due 4/27/2023			—	—	408,000	(8)(9)(10)
				8,160,000	9,384,000
Access CIG, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.92%		7,493,955	7,436,086	7,158,301	(5)
				7,436,086	7,158,301
Accupac, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.00% cash due 1/17/2026	7.00%		4,570,880	4,496,947	4,495,460	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 1/17/2026			—	(13,854)	(14,132)	(5)(8)(9)
First Lien Revolver, LIBOR+6.00% cash due 1/17/2026	7.00%		571,008	561,772	561,586	(5)(8)
				5,044,865	5,042,914
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	8.00%		4,381,994	4,303,935	4,228,624	(5)(8)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025			—	(8,567)	(16,401)	(5)(8)(9)
				4,295,368	4,212,223
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.25%		€5,147,000	5,610,586	5,434,002	(5)(8)(10)
				5,610,586	5,434,002
Airbnb, Inc.		Hotels, Resorts & Cruise Lines
First Lien Term Loan, LIBOR+7.50% cash due 4/17/2025	8.50%		$5,693,000	5,553,931	5,949,185	(5)
				5,553,931	5,949,185
Aldevron, L.L.C.		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 10/12/2026	5.25%		3,990,000	3,950,100	3,945,113	(5)
				3,950,100	3,945,113
Algeco Scotsman Global Finance Plc		Construction & Engineering
Fixed Rate Bond, 8.00% cash due 2/15/2023			566,000	575,161	545,123	(10)
				575,161	545,123
Alvogen Pharma US, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.32%		2,646,943	2,341,089	2,474,892	(5)(8)
				2,341,089	2,474,892
Alvotech Holdings S.A.		Biotechnology
Fixed Rate Bond 15% PIK Note A due 12/13/2023			2,000,000	2,458,091	2,614,789	(8)(10)(11)
Fixed Rate Bond 15% PIK Note B due 12/13/2023			2,000,000	2,458,091	2,487,521	(8)(10)(11)
				4,916,182	5,102,310
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.00% cash due 11/26/2026	4.75%		5,985,000	5,925,150	5,236,875	(5)(8)(10)
				5,925,150	5,236,875
Anastasia Parent, LLC		Personal Products
First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025			1,847,213	1,514,765	653,747	(5)(12)
				1,514,765	653,747
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		7,129,297	7,020,057	6,968,781	(5)(8)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(6,965)	(10,392)	(5)(8)(9)
				7,013,092	6,958,389

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Ardonagh Midco 3 PLC		Insurance Brokers
Fixed Rate Bond, 11.50% cash due 1/15/2027			$1,588,000	$1,572,120	$1,603,880	(10)
				1,572,120	1,603,880
Assembled Brands Capital LLC		Specialized Finance
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 10/17/2023	7.00%		595,536	595,536	470,077	(5)(8)(9)
174,131 Class A Units				82,713	118,409	(8)
100,285 Preferred Units, 6%				110,285	115,799	(8)
7,621 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(8)
				788,534	704,285
Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	6.25%		924,015	767,411	679,151	(5)
				767,411	679,151
Asurion, LLC		Property & Casualty Insurance
Second Lien Term Loan, LIBOR+6.50% cash due 8/4/2025	6.68%		1,141,000	1,143,572	1,138,148	(5)
				1,143,572	1,138,148
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			10,700,785	10,232,904	10,231,145	(8)(10)
First Lien Delayed Draw Term Loan, 11.00% cash due 6/19/2026			—	(185,770)	(185,770)	(8)(9)(10)
97,205 Common Stock Warrants (exercise price $12.63) expiration date 6/19/2027				334,385	334,385	(8)(10)
				10,381,519	10,379,760
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%		7,481,250	7,308,116	6,965,044	(5)(8)(10)
				7,308,116	6,965,044
Ball Metalpack Finco, LLC		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 7/31/2025	4.86%		572,290	570,194	531,157	(5)(8)
				570,194	531,157
BCP Renaissance Parent L.L.C.		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+3.50% cash due 10/31/2024	4.50%		428,040	406,074	361,084	(5)
				406,074	361,084
Boxer Parent Company Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	4.43%		8,508,582	8,357,347	8,082,685	(5)
				8,357,347	8,082,685
BX Commercial Mortgage Trust 2020-VIVA		Diversified Real Estate Activities
Class D Variable Notes due 3/9/2044	3.67%		6,182,239	5,155,444	5,533,493	(5)(8)(10)
Class E Variable Notes due 3/9/2044	3.67%		3,062,761	2,362,572	2,608,894	(5)(8)(10)
				7,518,016	8,142,387
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.25% cash 5.25% PIK due 11/14/2023	4.25%		2,991,679	2,961,762	2,747,558	(5)(8)
				2,961,762	2,747,558
Canyon Buyer, Inc.		Application Software
First Lien Term Loan, LIBOR+4.25% cash due 2/15/2025	4.56%		3,939,547	3,902,507	3,860,756	(5)
				3,902,507	3,860,756

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Carrols Restaurant Group, Inc.		Restaurants
First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%		$4,991,000	$4,741,450	$4,791,360	(5)
				4,741,450	4,791,360
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	7.50%		8,181,250	8,019,713	7,716,555	(5)(8)
				8,019,713	7,716,555
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%		7,201,768	7,129,750	6,931,701	(5)
				7,129,750	6,931,701
Connect U.S. Finco LLC		Alternative Carriers
First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%		8,858,425	8,646,967	8,365,720	(5)(10)
				8,646,967	8,365,720
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+8.50% PIK due 1/28/2025			11,375,321	11,375,321	9,967,056	(5)(8)
				11,375,321	9,967,056
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.18%		5,863,765	5,673,535	4,988,393	(5)
				5,673,535	4,988,393
Corrona, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		3,770,230	3,710,301	3,704,251	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 12/13/2025			—	(11,699)	(23,398)	(5)(8)(9)
First Lien Revolver, PRIME+4.50% cash due 12/13/2025	7.75%		111,500	100,866	99,793	(5)(8)(9)
401 Class A2 Common Units in Corrona Group Holdings, L.P.				378,610	378,610	(8)
				4,178,078	4,159,256
CPI Holdco, LLC		Health Care Supplies
First Lien Term Loan, LIBOR+4.25% cash due 11/4/2026	4.43%		5,788,493	5,763,555	5,600,366	(5)
				5,763,555	5,600,366
Crown Point CLO 7 Ltd.		Multi-Sector Holdings
Class E Notes, LIBOR+6.30% cash due 10/20/2031	7.44%		989,000	712,422	766,475	(5)(10)
				712,422	766,475
CTOS, LLC		Trading Companies & Distributors
First Lien Term Loan, LIBOR+4.25% cash due 4/18/2025	4.44%		2,947,215	2,964,769	2,903,007	(5)
				2,964,769	2,903,007
Dcert Buyer, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.18%		7,980,000	7,960,050	7,743,912	(5)
				7,960,050	7,743,912
Dealer Tire, LLC		Distributors
First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	4.43%		8,588,398	8,478,866	8,230,520	(5)
				8,478,866	8,230,520
The Dun & Bradstreet Corporation		Research & Consulting Services
First Lien Term Loan, LIBOR+4.00% cash due 2/6/2026	4.18%		1,165,379	1,169,232	1,138,430	(5)
				1,169,232	1,138,430
EHR Canada, LLC		Food Retail
First Lien Term Loan, LIBOR+8.00% cash due 9/28/2020	9.00%		457,407	456,350	461,981	(5)(8)
				456,350	461,981
Elevation CLO 2018-9, Ltd.		Multi-Sector Holdings
Class E Notes, LIBOR+6.30% cash due 7/15/2031	7.52%		460,000	287,271	357,075	(5)(10)
				287,271	357,075

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Ellie Mae, Inc.		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 4/17/2026	4.06%		$5,955,000	$5,910,338	$5,795,704	(5)
				5,910,338	5,795,704
eResearch Technology, Inc.		Application Software
First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%		4,000,000	3,960,000	3,931,000	(5)
				3,960,000	3,931,000
Frontier Communications Corporation		Integrated Telecommunication Services
Fixed Rate Bond, 8.50% cash due 4/1/2026			2,216,000	2,077,839	2,097,444	(12)
				2,077,839	2,097,444
Galaxy XXI CLO, Ltd.		Multi-Sector Holdings
Class ER Notes, LIBOR+5.25% cash due 4/20/2031	6.39%		339,000	241,819	287,017	(5)(10)
				241,819	287,017
GI Chill Acquisition LLC		Managed Health Care
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	4.31%		1,965,000	1,955,175	1,837,275	(5)(8)
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	7.81%		2,000,000	1,984,715	1,820,000	(5)(8)
				3,939,890	3,657,275
Global Medical Response		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.25%		1,081,587	1,062,534	1,037,647	(5)
				1,062,534	1,037,647
Guidehouse LLP		Research & Consulting Services
First Lien Term Loan, LIBOR+4.50% cash due 5/1/2025	4.68%		4,465,822	4,425,234	4,343,012	(5)
				4,425,234	4,343,012
Gulf Operating, LLC		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+5.25% cash due 8/25/2023	6.25%		1,429,009	763,189	934,808	(5)
				763,189	934,808
Helios Software Holdings, Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	5.32%		2,984,884	2,955,035	2,889,367	(5)
				2,955,035	2,889,367
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.50%		1,671,765	1,647,837	1,656,384	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024			—	(1,577)	(812)	(5)(8)(9)
				1,646,260	1,655,572
Intelsat Jackson Holdings S.A.		Alternative Carriers
First Lien Term Loan, PRIME+4.75% cash due 11/27/2023	8.00%		986,227	951,511	985,458	(5)(10)
				951,511	985,458
KIK Custom Products Inc.		Household Products
First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	5.00%		2,000,000	1,929,052	1,911,130	(5)(10)
				1,929,052	1,911,130
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.18%		8,910,000	8,797,558	8,241,750	(5)(8)
				8,797,558	8,241,750
LTI Holdings, Inc.		Electronic Components
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	6.93%		1,000,000	1,000,000	709,000	(5)
				1,000,000	709,000
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 8/1/2025	5.25%		1,277,250	1,264,478	1,267,671	(5)(8)
				1,264,478	1,267,671
Mauser Packaging Solutions Holding Company		Metal & Glass Containers
Fixed Rate Bond, 8.50% cash due 4/15/2024			4,482,000	4,438,508	4,711,703
				4,438,508	4,711,703

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.5% PIK due 2/14/2025	8.00%		$7,246,540	$7,134,946	$6,695,803	(5)(8)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025	9.07%		761,905	750,158	704,000	(5)(8)
				7,885,104	7,399,803
Mountain View CLO XIV Ltd.		Multi-Sector Holdings
Class E Notes, LIBOR+6.71% cash due 4/15/2029	7.93%		214,000	132,983	188,053	(5)(10)
				132,983	188,053
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.57%		5,056,728	5,010,336	4,867,101	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(2,276)	(14,191)	(5)(8)(9)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026			—	(4,612)	(17,295)	(5)(8)(9)
				5,003,448	4,835,615
Navicure, Inc.		Health Care Technology
First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.18%		7,608,930	7,284,506	7,323,595	(5)
				7,284,506	7,323,595
Northwest Fiber, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+5.50% cash due 4/30/2027	5.67%		4,395,000	4,231,042	4,373,025	(5)
				4,231,042	4,373,025
NuStar Logistics, L.P.		Oil & Gas Refining & Marketing
Unsecured Delayed Draw Term Loan, 12.00% cash due 4/19/2023			14,108,000	13,217,570	15,959,675	(8)(9)
				13,217,570	15,959,675
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	5.07%		8,612,408	8,569,346	8,181,788	(5)
First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026			—	(3,807)	(41,126)	(5)(9)
				8,565,539	8,140,662
Olaplex, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%		9,440,625	9,266,886	9,063,000	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%		1,026,000	1,007,446	984,960	(5)(8)
				10,274,332	10,047,960
OZLM Funding III, Ltd.		Multi-Sector Holdings
Class DR Notes, LIBOR+7.77% cash due 1/22/2029	8.87%		835,000	594,795	697,225	(5)(10)
				594,795	697,225
P & L Development, LLC		Pharmaceuticals
First Lien Term Loan, LIBOR+7.50% cash due 6/28/2024	9.50%		4,079,175	3,996,892	4,068,977	(5)(8)
				3,996,892	4,068,977
PaySimple, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	5.69%		8,242,713	8,100,490	7,418,441	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 8/23/2025	5.69%		2,514,759	2,465,872	2,246,515	(5)(8)(9)
				10,566,362	9,664,956
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+7.50% cash due 9/15/2023	8.75%		1,265,865	1,257,725	981,045	(5)(8)
				1,257,725	981,045
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/9/2027	8.18%		1,500,000	1,500,000	1,252,500	(5)(8)
				1,500,000	1,252,500
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.25% cash due 8/29/2025	4.44%		7,842,072	7,804,008	7,636,217	(5)
				7,804,008	7,636,217

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%		$4,339,125	$4,295,734	$4,241,495	(5)
				4,295,734	4,241,495
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			2,348,068	1,775,610	1,819,753	(8)
				1,775,610	1,819,753
Shackleton 2018-XII CLO, Ltd.		Multi-Sector Holdings
Class E Notes, LIBOR+5.90% cash due 7/20/2031	7.04%		521,000	372,581	436,338	(5)(10)
				372,581	436,338
Signify Health, LLC		Health Care Services
First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%		6,911,616	6,856,296	6,531,477	(5)
				6,856,296	6,531,477
Sirva Worldwide, Inc.		Diversified Support Services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.68%		1,923,425	1,894,574	1,423,335	(5)
				1,894,574	1,423,335
Sorrento Therapeutics, Inc.		Biotechnology
12,000 Shares of Common Stock				52,717	75,360	(10)
223,119 Common Stock Warrants (exercise price $3.28) expiration date 5/7/2029				248,344	1,044,197	(8)(10)
46,664 Common Stock Warrants (exercise price $3.94) expiration date 11/3/2029				—	212,788	(8)(10)
160,000 Common Stock Warrants (exercise price $3.26) expiration date 6/6/2030				—	769,600	(8)(10)
				301,061	2,101,945
Star US Bidco LLC		Industrial Machinery
First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%		5,287,239	4,973,551	4,855,456	(5)
				4,973,551	4,855,456
Sunshine Luxembourg VII SARL		Personal Products
First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	5.32%		4,383,958	4,246,212	4,213,180	(5)(10)
				4,246,212	4,213,180
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.93%		2,932,070	2,584,152	2,596,113	(5)
				2,584,152	2,596,113
Surgery Center Holdings, Inc.		Health Care Facilities
First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%		822,170	634,408	727,620	(5)(10)
				634,408	727,620
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	7.68%		2,647,000	2,605,497	2,408,770	(5)
				2,605,497	2,408,770
TIBCO Software Inc.		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 6/30/2026	3.93%		9,437,270	9,446,955	8,941,813	(5)
Second Lien Term Loan, LIBOR+7.25% cash due 3/3/2028	7.43%		3,278,000	3,261,610	3,177,628	(5)
				12,708,565	12,119,441
Transact Holdings Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 4/30/2026	4.93%		7,940,000	7,820,900	7,225,400	(5)(8)
				7,820,900	7,225,400
Turbocombustor Technology, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+4.50% cash due 12/2/2020	5.50%		1,998,364	1,833,457	1,839,494	(5)
				1,833,457	1,839,494

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Uber Technologies, Inc.		Application Software
First Lien Term Loan, LIBOR+3.50% cash due 7/13/2023	3.68%		$3,938,619	$3,926,771	$3,766,304	(5)
				3,926,771	3,766,304
Uniti Fiber Holdings Inc.		Specialized REITs
Fixed Rate Bond, 7.88% cash due 2/15/2025			2,073,000	2,073,000	2,107,484	(10)
Fixed Rate Bond, 8.25% cash due 10/15/2023			1,814,000	1,730,268	1,710,829	(10)
				3,803,268	3,818,313
U.S. Renal Care, Inc.		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 6/26/2026	5.18%		405,955	335,087	391,690	(5)
				335,087	391,690
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+4.50% cash due 1/27/2023	5.50%		4,281,957	4,116,504	3,979,544	(5)
				4,116,504	3,979,544
Verscend Holding Corp.		Health Care Technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.68%		9,149,008	9,130,671	8,873,394	(5)
				9,130,671	8,873,394
WeddingWire, Inc.		Interactive Media & Services
First Lien Term Loan, LIBOR+4.50% cash due 12/19/2025	4.81%		2,955,000	2,943,342	2,707,519	(5)
				2,943,342	2,707,519
William Morris Endeavor Entertainment, LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+8.50% cash due 5/18/2025	9.50%		13,147,287	12,438,043	12,818,605	(5)(8)
				12,438,043	12,818,605
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.50% cash due 4/30/2025	4.50%		3,941,162	3,920,075	3,431,943	(5)
				3,920,075	3,431,943
WPEngine, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 3/27/2026	7.63%		5,118,050	4,995,708	4,995,215	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+6.50% cash due 3/27/2026			—	(227,212)	(228,119)	(5)(8)(9)
				4,768,496	4,767,096
Total Non-Control/Non-Affiliate Investments (121.3% of net assets)				$411,533,282	$405,533,867
Cash and Cash Equivalents and Restricted Cash (9.9% of net assets)				$33,225,402	$33,225,402
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (131.2% of net assets)				$444,758,684	$438,759,269

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$5,118,303	€4,683,770	11/12/2020	Bank of New York Mellon	$(159,051)

(1)All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.
(2)See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.
(3)Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.
(4)Each of the Company's investments is pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(5)The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate based rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of June 30, 2020, the reference rates for the

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2020
(unaudited)

Company's variable rate loans were the 30-day LIBOR at 0.18%, the 60-day LIBOR at 0.24%, the 90-day LIBOR at 0.31%, the 180-day LIBOR at 0.36%, the 360-day LIBOR at 0.57%, the PRIME at 3.25% and the 30-day Euro Interbank Offered Rate ("EURIBOR") at (0.48)%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(6)"€" signifies the investment is denominated in Euros. All other investments are denominated in U.S. dollars.
(7)Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the Investment Company Act of 1940, as amended (the "Investment Company Act"), as investments in companies in which the Company owns more than 25% of the voting securities and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.
(8)As of June 30, 2020, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2020, qualifying assets represented 82.6% of the Company's total assets and non-qualifying assets represented 17.4% of the Company's total assets.
(11)Payment-in-kind ("PIK") interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of June 30, 2020, the accumulated PIK interest balance for each of the Alvotech A notes and the B notes was $0.5 million. The fair value of this investment is inclusive of PIK.
(12)This investment was on cash non-accrual status as of June 30, 2020. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2019

(1)All debt investments are income producing unless otherwise noted. All equity investments are non-income producing unless otherwise noted.
(2)See Note 3 in the accompanying notes to the Consolidated Financial Statements for portfolio composition by geographic region.
(3)Interest rates may be adjusted from period to period on certain term loans and revolvers. These rate adjustments may be either temporary in nature due to tier pricing arrangements or financial or payment covenant violations in the original credit agreements or permanent in nature per loan amendment or waiver documents.
(4)The interest rate on the principal balance outstanding for all floating rate loans is indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate based rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2019, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 2.04%, the 60-day LIBOR at 2.09%, the 90-day LIBOR at 2.10% and the 30-day EURIBOR at (0.51)%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(5)"€" signifies the investment is denominated in Euros. All other investments are denominated in U.S. dollars.
(6)Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments. Control Investments generally are defined by the Investment Company Act, as investments in companies in which the Company owns more than 25% of the voting securities and/or has the power to exercise control over the management or policies of the company. Affiliate Investments generally are defined by the Investment Company Act as investments in companies in which the Company owns between 5% and 25% of the voting securities.
(7)As of September 30, 2019, these investments are categorized as Level 3 within the fair value hierarchy established by ASC 820 and were valued using significant unobservable inputs.
(8)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(9)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2019, qualifying assets represented 80.1% of the Company's total assets and non-qualifying assets represented 19.9% of the Company's total assets.
(10)PIK interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of September 30, 2019, the accumulated PIK interest balance for each of the Alvotech A notes and the B notes was $0.2 million. The fair value of this investment is inclusive of PIK.
(11)This investment is pledged as collateral under the Citibank Facility (as defined in Note 6 to the accompanying notes to the Consolidated Financial Statements).
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

The Company was formed on April 30, 2018 as a Delaware corporation and as of June 30, 2020 is externally managed by Oaktree Fund Advisors, LLC (the "Adviser") pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), between the Company and the Adviser, which was approved by the Board of Directors of the Company on May 11, 2020. From September 30, 2019 through May 11, 2020, the Company was managed by Oaktree Capital Management, L.P., an affiliate of the Adviser. The Adviser is a subsidiary of Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

The Company conducts private offerings (each, a “Private Offering”) of its common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing of a Private Offering, each investor participating in that closing makes a capital commitment (each, a “Capital Commitment”) to purchase the Company's Common Stock pursuant to a subscription agreement entered into with the Company in connection with its Capital Commitment ("Subscription Agreement"). Investors are required to fund drawdowns to purchase the Company's Common Stock up to the amount of their respective Capital Commitments on an as-needed basis with a minimum of ten calendar days' prior notice (excluding the initial drawdown for each investor). On July 23, 2018, the Company was initially capitalized with a $1,000 investment by the Adviser. The initial closing of a Private Offering occurred on August 6, 2018 (the "Initial Closing"). The Company's operations commenced on August 6, 2018, and loan origination and investment activities commenced shortly after the Initial Closing. As of June 30, 2020, the Company received $337,558,996 in Capital Commitments from investors in connection with Private Offerings.

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consolidation:
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, OSI 2 AB Blocker LLC and OSI 2 Senior Lending SPV, LLC (“OSI 2 SPV”). OSI 2 AB Blocker LLC and OSI 2 SPV are wholly-owned and, as such, consolidated into the consolidated financial statements. Certain subsidiaries of the Company that hold investments are treated as pass through entities for tax purposes. The assets of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of the Company. As an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements but rather are included on the Consolidated Statements of Assets and Liabilities as investments at fair value.

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
Financial assets and liabilities measured and reported at fair value are classified as follows:

•Level I - Quoted unadjusted prices for identical instruments in active markets to which the Company has access at the date of measurement.

•Level II - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are directly or indirectly observable.

•Level III - Valuations for which one or more significant inputs are unobservable. These inputs reflect our assessment of the assumptions that market participants use to value the investment based on the best available information. Level III inputs include prices obtained from brokers in markets for which there are few transactions, less public information exists or prices vary among broker market makers.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of June 30, 2020 and September 30, 2019, included in restricted cash was $2,091,880 and $269,111, respectively, which was held at Deutsche Bank Trust Company Americas in connection with the Company's Citibank Facility (defined in Note 6 – Borrowings). The Company was restricted in terms of access to the $2,091,880 and $269,111 until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the Citibank Facility.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organization and Offering Expenses:
Costs incurred to organize the Company were expensed as incurred. There were no organizational costs incurred during the three and nine months ended June 30, 2020. For the three and nine months ended June 30, 2019, the Company incurred organizational costs of $0 and $56,921, respectively.
Offering costs incurred in connection with Private Offerings were recognized as a deferred cost and amortized on a straight line basis over twelve months beginning on August 6, 2018 (commencement of operations). For the three and nine months ended June 30, 2020, no additional offering costs were incurred. For the three and nine months ended June 30, 2019, the Company capitalized additional offering costs of $1,911 and $122,903, respectively, and amortized $199,384 and $561,757, respectively, of deferred offering costs. Deferred offering costs were fully amortized as of August 6, 2019.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Recent Accounting Pronouncements:

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of June 30, 2020, the guidance did not have a material impact on the Consolidated Financial Statements.

The SEC issued final rules that, among other things, amended the financial disclosure requirements of Regulation S-X for acquired and disposed businesses and the significance tests for a “significant subsidiary” as applicable to BDCs, and amended certain forms used by BDCs. The amendments are intended to assist BDCs in making more meaningful determinations as to whether a subsidiary or an acquired or disposed entity is significant and improve the financial disclosure requirements applicable to acquisitions and dispositions of investment companies and BDCs. The Company early adopted the updated rules for the three months ended June 30, 2020 which did not result in any new significant subsidiaries being identified.

Note 3. Portfolio Investments
Portfolio Composition
As of June 30, 2020, the fair value of the Company's investment portfolio was $405.5 million and was comprised of investments in 93 portfolio companies. As of September 30, 2019, the fair value of the Company's investment portfolio was $291.1 million and was comprised of investments in 69 portfolio companies.
As of June 30, 2020 and September 30, 2019, the Company's investment portfolio consisted of the following:

	June 30, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$379,522,612	92.21%	$281,238,755	97.20%
Subordinated debt	30,803,616	7.49%	7,201,102	2.49%
Common equity & warrants	1,096,769	0.27%	772,692	0.27%
Preferred equity	110,285	0.03%	110,285	0.04%
Total	$411,533,282	100.00%	$289,322,834	100.00%

	June 30, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$367,863,405	90.71%	110.00%	$282,841,206	97.14%	164.80%
Subordinated debt	34,621,314	8.54%	10.35%	7,325,965	2.52%	4.27%
Common equity & warrants	2,933,349	0.72%	0.88%	869,555	0.30%	0.51%
Preferred equity	115,799	0.03%	0.03%	110,285	0.04%	0.06%
Total	$405,533,867	100.00%	121.26%	$291,147,011	100.00%	169.64%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's debt investments as of June 30, 2020 and September 30, 2019 by floating rates and fixed rates was as follows:

	June 30, 2020		September 30, 2019
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$347,397,143	86.31%	$270,653,147	93.27%
Fixed rate	55,087,576	13.69%	19,514,024	6.73%
Total	$402,484,719	100.00%	$290,167,171	100.00%

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

	June 30, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
United States	$362,187,386	88.01%	$257,736,195	89.08%
United Kingdom	18,102,364	4.40%	11,021,595	3.81%
Luxembourg	9,856,798	2.40%	7,837,090	2.71%
Switzerland	8,160,000	1.98%	—	—%
Australia	5,925,150	1.44%	—	—%
Iceland	4,916,182	1.19%	4,406,462	1.52%
Canada	2,385,402	0.58%	2,875,400	0.99%
Denmark	—	—%	215,982	0.08%
France	—	—%	5,230,110	1.81%
Total	$411,533,282	100.00%	$289,322,834	100.00%

	June 30, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$356,310,622	87.86%	106.53%	$259,279,171	89.06%	151.07%
United Kingdom	17,479,767	4.31%	5.23%	11,079,743	3.81%	6.46%
Luxembourg	9,647,182	2.38%	2.88%	7,697,297	2.64%	4.48%
Switzerland	9,384,000	2.31%	2.81%	—	—%	—%
Australia	5,236,875	1.29%	1.57%	—	—%	—%
Iceland	5,102,310	1.26%	1.53%	4,688,800	1.61%	2.73%
Canada	2,373,111	0.59%	0.71%	2,896,055	0.99%	1.69%
Denmark	—	—%	—%	223,250	0.08%	0.13%
France	—	—%	—%	5,282,695	1.81%	3.08%
Total	$405,533,867	100.00%	121.26%	$291,147,011	100.00%	169.64%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of June 30, 2020 and September 30, 2019 was as follows:

	June 30, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Application Software	$77,721,940	18.87%	$59,770,591	20.64%
Pharmaceuticals	24,105,696	5.86%	8,545,561	2.95%
Personal Products	21,080,174	5.12%	4,975,000	1.72%
Oil & Gas Refining & Marketing	20,347,320	4.94%	7,880,400	2.72%
Biotechnology	18,591,821	4.52%	20,067,414	6.94%
Movies & Entertainment	18,363,193	4.46%	3,491,003	1.21%
Health Care Technology	16,415,177	3.99%	12,354,824	4.27%
Internet Services & Infrastructure	15,845,154	3.85%	18,962,689	6.55%
Oil & Gas Storage & Transportation	12,544,584	3.05%	—	—%
Health Care Services	12,431,995	3.02%	10,956,005	3.79%
Systems Software	11,312,382	2.75%	13,237,985	4.58%
Data Processing & Outsourced Services	10,566,362	2.57%	8,087,526	2.80%
Alternative Carriers	9,598,478	2.33%	9,310,000	3.22%
Diversified Support Services	9,330,660	2.27%	9,416,772	3.25%
Metal & Glass Containers	9,304,436	2.26%	1,475,024	0.51%
Real Estate Services	8,797,558	2.14%	8,849,687	3.06%
Aerospace & Defense	8,715,294	2.12%	6,941,703	2.40%
Distributors	8,478,866	2.06%	—	—%
Independent Power Producers & Energy Traders	8,019,713	1.95%	—	—%
Publishing	7,804,008	1.90%	1,960,200	0.68%
Diversified Real Estate Activities	7,518,016	1.83%	—	—%
Restaurants	7,346,947	1.79%	—	—%
Airport Services	7,308,116	1.78%	—	—%
Integrated Telecommunication Services	6,308,881	1.53%	18,343,050	6.34%
Industrial Machinery	6,231,276	1.51%	1,397,985	0.48%
Health Care Supplies	5,763,555	1.40%	—	—%
IT Consulting & Other Services	5,673,535	1.38%	5,690,535	1.97%
Research & Consulting Services	5,594,466	1.36%	7,509,371	2.60%
Hotels, Resorts & Cruise Lines	5,553,931	1.35%	—	—%
Managed Health Care	3,939,890	0.96%	3,952,935	1.37%
Specialized REITs	3,803,268	0.92%	3,345,831	1.16%
Trading Companies & Distributors	2,964,769	0.72%	2,990,975	1.03%
Interactive Media & Services	2,943,342	0.72%	6,704,549	2.32%
Multi-Sector Holdings	2,341,871	0.57%	—	—%
Household Products	1,929,052	0.47%	1,910,503	0.66%
Insurance Brokers	1,572,120	0.38%	3,903,391	1.35%
Property & Casualty Insurance	1,143,572	0.28%	—	—%
Electronic Components	1,000,000	0.24%	—	—%
Specialized Finance	788,534	0.19%	797,357	0.28%
Construction Materials	767,411	0.19%	—	—%
Health Care Facilities	634,408	0.15%	—	—%
Construction & Engineering	575,161	0.14%	1,020,274	0.35%
Food Retail	456,350	0.11%	964,897	0.33%
Auto Parts & Equipment	—	—%	5,962,563	2.06%
Financial Exchanges & Data	—	—%	5,591,298	1.93%
Health Care Equipment	—	—%	4,937,625	1.71%
Cable & Satellite	—	—%	4,258,195	1.47%
Electric Utilities	—	—%	1,202,830	0.42%
Health Care Distributors	—	—%	1,015,805	0.35%
Oil & Gas Equipment & Services	—	—%	849,160	0.29%
Oil & Gas Exploration & Production	—	—%	691,321	0.24%
Total	$411,533,282	100.00%	$289,322,834	100.00%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$75,096,319	18.52%	22.46%	$60,022,674	20.64%	34.97%
Pharmaceuticals	24,177,384	5.96%	7.23%	8,439,466	2.90%	4.92%
Oil & Gas Refining & Marketing	22,891,376	5.64%	6.85%	8,009,750	2.75%	4.67%
Biotechnology	21,801,039	5.38%	6.52%	20,798,972	7.14%	12.12%
Personal Products	19,957,801	4.92%	5.97%	5,029,700	1.73%	2.93%
Movies & Entertainment	18,055,480	4.45%	5.40%	3,504,338	1.20%	2.04%
Health Care Technology	16,196,989	3.99%	4.84%	12,418,353	4.27%	7.24%
Internet Services & Infrastructure	15,143,715	3.73%	4.53%	18,992,309	6.52%	11.07%
Health Care Services	12,120,070	2.99%	3.62%	10,992,559	3.78%	6.40%
Oil & Gas Storage & Transportation	11,262,948	2.78%	3.37%	—	—%	—%
Systems Software	10,972,052	2.71%	3.28%	13,126,771	4.51%	7.65%
Data Processing & Outsourced Services	9,664,956	2.38%	2.89%	8,140,000	2.80%	4.74%
Metal & Glass Containers	9,484,355	2.34%	2.84%	1,397,930	0.48%	0.81%
Alternative Carriers	9,351,178	2.31%	2.80%	9,367,143	3.22%	5.46%
Diversified Support Services	8,581,636	2.12%	2.57%	9,374,839	3.22%	5.46%
Real Estate Services	8,241,750	2.03%	2.46%	8,887,725	3.05%	5.18%
Distributors	8,230,520	2.03%	2.46%	—	—%	—%
Diversified Real Estate Activities	8,142,387	2.01%	2.43%	—	—%	—%
Aerospace & Defense	8,018,995	1.98%	2.40%	6,998,905	2.40%	4.08%
Independent Power Producers & Energy Traders	7,716,555	1.90%	2.31%	—	—%	—%
Publishing	7,636,217	1.88%	2.28%	1,984,960	0.68%	1.16%
Restaurants	7,200,130	1.78%	2.15%	—	—%	—%
Airport Services	6,965,044	1.72%	2.08%	—	—%	—%
Integrated Telecommunication Services	6,470,469	1.60%	1.93%	18,571,805	6.38%	10.82%
Hotels, Resorts & Cruise Lines	5,949,185	1.47%	1.78%	—	—%	—%
Industrial Machinery	5,836,501	1.44%	1.75%	1,380,983	0.47%	0.80%
Health Care Supplies	5,600,366	1.38%	1.67%	—	—%	—%
Research & Consulting Services	5,481,442	1.35%	1.64%	7,977,900	2.74%	4.65%
IT Consulting & Other Services	4,988,393	1.23%	1.49%	5,341,103	1.83%	3.11%
Specialized REITs	3,818,313	0.94%	1.14%	3,351,793	1.15%	1.95%
Managed Health Care	3,657,275	0.90%	1.09%	3,975,050	1.37%	2.32%
Trading Companies & Distributors	2,903,007	0.72%	0.87%	3,006,741	1.03%	1.75%
Multi-Sector Holdings	2,732,183	0.67%	0.82%	—	—%	—%
Interactive Media & Services	2,707,519	0.67%	0.81%	6,735,570	2.31%	3.92%
Household Products	1,911,130	0.47%	0.57%	1,902,500	0.65%	1.11%
Insurance Brokers	1,603,880	0.40%	0.48%	3,930,369	1.35%	2.29%
Property & Casualty Insurance	1,138,148	0.28%	0.34%	—	—%	—%
Health Care Facilities	727,620	0.18%	0.22%	—	—%	—%
Electronic Components	709,000	0.17%	0.21%	—	—%	—%
Specialized Finance	704,285	0.17%	0.21%	799,220	0.27%	0.47%
Construction Materials	679,151	0.17%	0.20%	—	—%	—%
Construction & Engineering	545,123	0.13%	0.16%	1,002,800	0.34%	0.58%
Food Retail	461,981	0.11%	0.14%	993,555	0.34%	0.58%
Auto Parts & Equipment	—	—%	—%	5,835,172	2.00%	3.40%
Financial Exchanges & Data	—	—%	—%	5,673,531	1.95%	3.31%
Health Care Equipment	—	—%	—%	4,996,851	1.72%	2.91%
Cable & Satellite	—	—%	—%	4,246,138	1.46%	2.47%
Electric Utilities	—	—%	—%	1,227,156	0.42%	0.72%
Health Care Distributors	—	—%	—%	1,126,250	0.39%	0.66%
Oil & Gas Equipment & Services	—	—%	—%	876,330	0.30%	0.51%
Oil & Gas Exploration & Production	—	—%	—%	709,800	0.24%	0.41%
Total	$405,533,867	100.00%	121.26%	$291,147,011	100.00%	169.64%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of June 30, 2020 on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$203,448,126	$164,415,279	$367,863,405
Subordinated debt	—	8,699,499	25,921,815	34,621,314
Common equity & warrants	75,360	—	2,857,989	2,933,349
Preferred equity	—	—	115,799	115,799
Total investments at fair value	75,360	212,147,625	193,310,882	405,533,867
Derivative liabilities	—	159,051	—	159,051
Total liabilities at fair value	$—	$159,051	$—	$159,051

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in fair value from March 31, 2020 to June 30, 2020, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity & Warrants	Total
Fair value as of March 31, 2020	$131,096,745	$1,709,150	$113,593	$1,165,398	$134,084,886
Purchases	34,536,355	20,668,656	—	67,252	55,272,263
Sales and repayments	(7,200,743)	(9,380)	—	(302,990)	(7,513,113)
PIK interest income	181,517	—	—	—	181,517
Accretion of OID	447,424	111,670	—	—	559,094
Net unrealized appreciation (depreciation)	5,426,082	3,441,719	2,206	1,692,251	10,562,258
Net realized gains (losses)	(72,101)	—	—	236,078	163,977
Fair value as of June 30, 2020	$164,415,279	$25,921,815	$115,799	$2,857,989	$193,310,882
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2020 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2020	$5,651,584	$3,441,719	$2,206	$1,692,251	$10,787,760
The following table provides a roll-forward in the changes in fair value from March 31, 2019 to June 30, 2019, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Common Equity & Warrants	Total
Fair value as of March 31, 2019	$40,983,118	$1,604,857	$1,506,540	$44,094,515
Purchases	16,356,182	—	—	16,356,182
Sales and repayments	(2,053,667)	(5,145)	—	(2,058,812)
Transfers out (a)	(2,694,840)	—	—	(2,694,840)
Accretion of OID	141,374	44,762	—	186,136
Net unrealized appreciation (depreciation)	310,466	16,690	(610,824)	(283,668)
Fair value as of June 30, 2019	$53,042,633	$1,661,164	$895,716	$55,599,513
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at June 30, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2019	$338,298	$16,690	$(610,824)	$(255,836)
__________
(a) There was a transfer out of Level 3 to Level 2 for an investment during the three months ended June 30, 2019 as a result of a change in the number of market quotes available and/or a change in market liquidity.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in fair value from September 30, 2019 to June 30, 2020, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity & Warrants	Total
Fair value as of September 30, 2019	$63,322,227	$1,702,969	$110,285	$720,279	$65,855,760
Purchases	108,719,858	20,668,656	—	468,252	129,856,766
Sales and repayments	(13,992,259)	(33,707)	—	(302,990)	(14,328,956)
Transfers in (a)	10,627,597	—	—	—	10,627,597
PIK interest income	707,142	—	—	—	707,142
Accretion of OID	948,540	204,292	—	—	1,152,832
Net unrealized appreciation (depreciation)	(5,845,725)	3,379,605	5,514	1,736,370	(724,236)
Net realized gains (losses)	(72,101)	—	—	236,078	163,977
Fair value as of June 30, 2020	$164,415,279	$25,921,815	$115,799	$2,857,989	$193,310,882
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2020 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2020	$(5,448,732)	$3,379,605	$5,514	$1,736,370	$(327,243)
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the nine months ended June 30, 2020 as a result of a change in the number of market quotes available and/or a change in market liquidity.

The following table provides a roll-forward of the changes in fair value from September 30, 2018 to June 30, 2019, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Common Equity & Warrants	Total
Fair value as of September 30, 2018	$11,655,202	$1,500,000	$—	$13,155,202
Purchases	43,511,251	—	642,713	44,153,964
Sales and repayments	(2,718,500)	(9,836)	—	(2,728,336)
Transfers in (a)	1,514,018	—	—	1,514,018
Transfers out (a)	(2,022,500)	—	—	(2,022,500)
PIK interest income	65,740	—	—	65,740
Accretion of OID	247,134	144,166	—	391,300
Net unrealized appreciation (depreciation)	790,288	26,834	253,003	1,070,125
Fair value as of June 30, 2019	$53,042,633	$1,661,164	$895,716	$55,599,513
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at June 30, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2019	$790,288	$26,834	$253,003	$1,070,125
__________
(a) There were transfers in/out of Level 3 from/to Level 2 for certain investments during the nine months ended June 30, 2019 as a result of a change in the number of market quotes available and/or a change in market liquidity

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of June 30, 2020:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$86,679,184	Market Yield	Market Yield	(b)	7.0%	-	45.0%	14.3%
	10,045,375	Transactions Precedent	Transaction Price	(e)	N/A	-	N/A	N/A
	67,690,720	Broker Quotations	Broker Quoted Price	(c)	N/A	-	N/A	N/A
Subordinated debt	25,921,815	Market Yield	Market Yield	(b)	5.0%	-	13.0%	8.1%
Common equity & warrants & preferred equity	568,593	Enterprise Value	Revenue multiple	(d)	0.7x	-	0.9x	0.8x
	2,405,195	Enterprise Value	EBITDA multiple	(d)	14.0x	-	16.0x	15.0x
Total	$193,310,882
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
Note 4. Fee Income
For the three and nine months ended June 30, 2020, the Company recorded total fee income of $534,247 and $1,111,561, of which $10,326 and $42,434, respectively, was recurring in nature. For the three and nine months ended June 30, 2019, the Company recorded total fee income of $103,158 and $367,836, respectively, of which $9,665 and $29,842, respectively, was recurring in nature.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three and nine months ended June 30, 2020 and 2019:

	Three months ended June 30, 2020	Three months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$35,534,768	$1,518,572	$5,029,973	$3,630,981
Weighted average common shares outstanding	15,479,844	4,537,886	10,750,736	3,534,991
Earnings (loss) per common share — basic and diluted	$2.30	$0.33	$0.47	$1.03
Changes in Net Assets
The following table presents the changes in net assets for the three and nine months ended June 30, 2020:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2019	8,309,861	$8,310	$168,819,173	$2,799,267	$171,626,750
Net investment income	—	—	—	1,897,085	1,897,085
Net unrealized appreciation (depreciation)	—	—	—	3,062,531	3,062,531
Net realized gains (losses)	—	—	—	324,057	324,057
Provision for income tax (expense) benefit	—	—	—	(5,246)	(5,246)
Distributions to stockholders	—	—	—	(5,069,014)	(5,069,014)
Balance at December 31, 2019	8,309,861	$8,310	$168,819,173	$3,008,680	$171,836,163
Net investment income	—	—	—	4,320,142	4,320,142
Net unrealized appreciation (depreciation)	—	—	—	(40,410,913)	(40,410,913)
Net realized gains (losses)	—	—	—	307,858	307,858
Provision for income tax (expense) benefit	—	—	—	(309)	(309)
Issuance of common stock	3,265,803	3,266	67,533,533	—	67,536,799
Distributions to stockholders	—	—	—	(2,576,058)	(2,576,058)
Balance at March 31, 2020	11,575,664	$11,576	$236,352,706	$(35,350,600)	$201,013,682
Net investment income	—	—	—	4,603,227	4,603,227
Net unrealized appreciation (depreciation)	—	—	—	29,288,677	29,288,677
Net realized gains (losses)	—	—	—	1,648,841	1,648,841
Provision for income tax (expense) benefit	—	—	—	(5,977)	(5,977)
Issuance of common stock	5,825,457	5,825	101,174,374	—	101,180,199
Distributions to stockholders	—	—	—	(3,306,213)	(3,306,213)
Balance at June 30, 2020	17,401,121	$17,401	$337,527,080	$(3,122,045)	$334,422,436

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

Capital Activity
As of June 30, 2020, the Company received $337,558,996 in Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser. As of June 30, 2020, the Company completed drawdowns of $337,558,996, or 100.0%, of such Capital Commitments.
The Company has the authority to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for the Company’s Common Stock through June 30, 2020:

	Shares Issued	Price per Share	Proceeds
August 6, 2018 (1)	770,869	$20.00	$15,417,385
September 17, 2018	770,869	20.00	15,417,384
October 29, 2018	1,060,964	19.85	21,060,130
November 15, 2018	789,198	19.82	15,641,900
April 29, 2019	1,655,314	20.40	33,768,400
August 30, 2019	1,631,324	20.70	33,768,400
September 23, 2019	1,631,323	20.70	33,768,399
March 26, 2020 (2)	3,263,385	20.68	67,486,799
April 30, 2020 (2)	5,827,875	17.37	101,230,199
Total	17,401,121		$337,558,996
__________________
(1)Includes 50 shares issued to one or more affiliates of the Adviser on July 23, 2018.
(2)For the March 26, 2020 and April 30, 2020 drawdowns, the shares issued exclude 2,418 shares and 4,318 shares, respectively, related to defaulted investors. In connection with these defaults, Capital Commitments and proceeds from capital drawdowns were each reduced by $125,000.
Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The Company is required to distribute dividends each tax year to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the board of directors and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, may be distributed to stockholders or retained for reinvestment.

The following table reflects the distributions per share that the Company has paid on its common stock during the nine months ended June 30, 2020:

Record Date	Payment Date	Amount per Share	Cash Distribution
November 7, 2019	November 21, 2019	$0.29	$2,409,859
December 13, 2019	December 30, 2019	0.32	2,659,155
March 13, 2020	March 31, 2020	0.31	2,576,058
June 15, 2020	June 30, 2020	0.19	3,306,213
		$1.11	$10,951,285

No distributions were paid by the Company to stockholders during the nine months ended June 30, 2019.
Note 6. Borrowings
CNB-1 Facility
On October 16, 2018, the Company entered into a revolving credit agreement (the “CNB-1 Loan Agreement”) between the Company, as borrower, and City National Bank (“CNB”), as lender. The CNB-1 Loan Agreement provided for a senior secured revolving credit facility (the “CNB-1 Facility”) of up to $60 million (the “CNB-1 Facility Maximum Commitment”) in aggregate principal amount, subject to the lesser of (i) a percentage of unfunded commitments from certain classes of eligible investors in the Company and (ii) the CNB-1 Facility Maximum Commitment and had a scheduled maturity date of October 15, 2020. On May 1, 2020, the Company repaid all borrowings outstanding under the CNB-1 Facility, following which the CNB-1 Facility was terminated.
Borrowings under the CNB-1 Facility bore interest at a rate equal to (a) the London Interbank Offered Rate ("LIBOR") for the selected period plus 1.65% for LIBOR loans or (b) the prime rate of CNB minus 0.25% for prime rate loans. There was a non-usage fee of 25 basis points per year on the unused portion of the CNB-1 Facility, payable quarterly.
The CNB-1 Facility was secured by a first priority security interest, subject to customary exceptions, in (i) all Capital Commitments, (ii) the Company's right to make capital calls, receive payment of capital contributions from investors and enforce payment of capital commitments and capital contributions under the Subscription Agreements with investors and other operative documents and (iii) a cash collateral account into which the capital contributions from investors are made. The Company made customary representations and warranties and was required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Company's borrowings, including under the CNB-1 Facility, were subject to the leverage restrictions contained in the Investment Company Act.
As of June 30, 2020, the Company had no borrowings outstanding under the CNB-1 Facility. As of September 30, 2019, the Company had $65.0 million outstanding under the CNB-1 Facility. The Company’s borrowings under the CNB-1 Facility bore interest at a weighted average interest rate of 3.27% and 4.11% for the nine months ended June 30, 2020 and 2019, respectively. For the three and nine months ended June 30, 2020, the Company recorded interest expense (inclusive of fees) of $165,523 and $1,769,383, respectively, related to the CNB-1 Facility. For the three and nine months ended June 30, 2019, the Company recorded interest expense (inclusive of fees) of $1,008,482 and $1,595,637, respectively, related to the CNB-1 Facility.

CNB-2 Facility
On June 9, 2020 (the “CNB-2 Closing Date”), the Company entered into a loan and security agreement (the “CNB-2 Loan Agreement”) between the Company, as borrower, and CNB, as lender. The CNB-2 Loan Agreement provides for a senior secured revolving credit facility (the “CNB-2 Facility”) of up to $50 million (the “CNB-2 Facility Maximum Commitment”) in aggregate principal amount, subject to the lesser of (i) the borrowing base, which is an amount determined by applying different rates to eligible assets held by the Company based generally on the value of such assets or (ii) the CNB-2 Facility Maximum Commitment. The maturity date of the CNB-2 Facility is June 9, 2023.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the CNB-2 Facility bear interest at a rate equal to LIBOR for the selected period plus 3.00%. There is a non-usage fee of 50 basis points per year on the unused portion of the CNB-2 Facility, payable annually, if on any anniversary of the CNB-2 Closing Date, the average daily utilization of the CNB-2 Facility is less than $25,000,000 over the prior 365-day period.
The CNB-2 Facility is secured by a first priority security interest in substantially all of the Company’s assets, including its portfolio investments. The Company has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings of the Company, including under the CNB-2 Facility, are subject to the leverage restrictions contained in the Investment Company Act.
As of June 30, 2020, the Company had $5.0 million outstanding under the CNB-2 Facility. For the three and nine months ended June 30, 2020, the Company’s borrowings under the CNB-2 Facility bore interest at a weighted average interest rate of 3.17% and the Company recorded interest expense (inclusive of fees) of $13,748 related to the CNB-2 Facility.

Citibank Facility
On July 26, 2019 (the “Citibank Closing Date”), the Company and OSI 2 SPV, a wholly-owned and consolidated subsidiary of the Company, entered into a loan and security agreement, which was subsequently amended on September 20, 2019 and July 2, 2020 (as amended, the “Citibank Loan Agreement”) with the lenders from time to time party thereto and the other parties referenced below. Under the terms of the Citibank Loan Agreement, the Company serves as the collateral manager and seller and OSI 2 SPV serves as borrower with Citibank, N.A., as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent.
As of June 30, 2020, the Citibank Loan Agreement provided for a senior secured revolving credit facility (the “Citibank Facility”) of up to $100 million (the “Citibank Maximum Commitment”) in aggregate principal amount, subject to the lesser of (i) the borrowing base, which is an amount based on advance rates that vary depending on the class of assets and the value assigned to such assets under the Citibank Loan Agreement and (ii) the Citibank Maximum Commitment. The Citibank Facility has a three year reinvestment period (the “Reinvestment Period”) during which advances may be made and matures five years from the Citibank Closing Date. Following the Reinvestment Period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the Citibank Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender under the Citibank Loan Agreement, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) the LIBOR for a three month maturity and (b) for all other lenders under the Citibank Facility, LIBOR, plus, in each case, an applicable spread. During the Reinvestment Period, the applicable spread is the greater of (i) a weighted average rate of (x) 1.65% per year for broadly syndicated loans and (y) 2.25% per year for all other eligible loans and (ii) 1.85%. After the Reinvestment Period, the applicable spread is 3.00% per year. There is also a non-usage fee of (i) 0.40% per year for the first six months following the Citibank Closing Date (the “Ramp-Up Period”) and (ii) 0.50% per year thereafter, in each case, on the unused portion of the Citibank Facility, payable quarterly; provided that if after the Ramp-Up Period the unused portion of the Citibank Facility is greater than 30% of the commitments under the Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the Citibank Facility.
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
As of June 30, 2020 and September 30, 2019, the Company had $90.0 million and $18.0 million outstanding under the Citibank Facility, respectively. The Company’s borrowings under the Citibank Facility bore interest at a weighted average interest rate of 3.16% for the nine months ended June 30, 2020. For the three and nine months ended June 30, 2020, the Company recorded interest expense (inclusive of fees) of $617,854 and $2,001,163, respectively, related to the Citibank Facility.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Interest Income

As of June 30, 2020, there were two investments on which the Company had stopped accruing cash and/or PIK interest and/or OID income. The percentages of the Company's debt investments at cost and fair value by accrual status as of June 30, 2020 were as follows:

	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$406,733,624	99.12%	$399,733,528	99.32%
Cash non-accrual (1)	3,592,604	0.88	2,751,191	0.68
Total	$410,326,228	100.00%	$402,484,719	100.00%
___________________
(1)Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

As of September 30, 2019, there were no investments on which the Company had stopped accruing cash and/or PIK interest and/or OID income.
Note 8. Taxable/Distributable Income and Dividend Distributions
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are not included in taxable income until they are realized, (2) organizational and deferred offering costs and (3) the capital gains incentive fee accrual.
Listed below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three and nine months ended June 30, 2020 and 2019:

	Three months ended June 30, 2020	Three months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019
Net increase (decrease) in net assets resulting from operations	$35,534,768	$1,518,572	$5,029,973	$3,630,981
Net unrealized (appreciation) depreciation	(29,288,677)	(77,223)	8,059,705	(1,526,712)
Book/tax differences due to capital gains incentive fee	—	26,925	(427,572)	335,273
Book/tax difference due to organizational and deferred offering costs	(7,601)	191,782	(22,805)	595,872
Other book/tax differences	(152,596)	14,515	(169,341)	23,872
Taxable income (1)	$6,085,894	$1,674,571	$12,469,960	$3,059,286
__________________
(1)The Company's taxable income for the three and nine months ended June 30, 2020 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2020. Therefore, the final taxable income may be different than the estimate.
For the three and nine months ended June 30, 2020, the Company recognized a total provision for income taxes of $5,977 and $11,532, respectively, which was comprised of deferred income tax expense that resulted from unrealized appreciation on an investment held by a wholly-owned taxable subsidiary.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Concentration of Credit Risks
The Company deposits its cash with financial institutions and at times such balances may be in excess of the FDIC insurance limit. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring their financial stability.

Note 10. Related Party Transactions
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
For purposes of calculating the Management Fee, the Gross Asset Value is determined by the Company’s board of directors (including any committee thereof). Until August 6, 2019, the Management Fee for each quarter was calculated based on the Company’s average Gross Asset Value at the end of each month during such calendar quarter (prior to taking into account any Incentive Fee); provided, that the Management Fee for the Company’s first calendar quarter was calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). Following August 6, 2019, the Management Fee for each quarter is calculated based on the Company’s average Gross Asset Value at the end of such quarter and at the end of the preceding quarter (in each case, prior to taking into account any Incentive Fee); provided, that the Management Fee for the calendar quarter in which the Company consummates a Qualified Listing will be calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). For the three and nine months ended June 30, 2020, base management fees were $974,234 and $2,626,879, respectively. For the three and nine months ended June 30, 2019, base management fees were $474,567 and $927,786, respectively.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(a)Hurdle Rate Return: No Investment Income Incentive Fee in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate;
(b)Catch-Up: 100% of the Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than a 1.875% (7.5% annualized) rate of return on the value of the Company’s net assets in such calendar quarter (the “Catch-Up”), which is intended to provide the Adviser with 20% of the Pre-Incentive Fee Net Investment Income as if the Hurdle Rate did not apply, if the Pre-Incentive Fee Net Investment Income exceeds the Hurdle Rate in such calendar quarter; and
(c)80/20 Split: 20% of the Pre-Incentive Fee Net Investment Income, if any, that exceeds a 1.875% (7.5% annualized) rate of return on the value of the Company’s net assets in such calendar quarter, so that once the Hurdle Rate is reached and the Catch-Up in (b) immediately above is achieved, 20% of the Pre-Incentive Fee Net Investment Income thereafter is allocated to the Adviser.
The foregoing calculations will be appropriately prorated for any period of less than three months and adjusted for any issuances or repurchases of Common Stock during a quarter. For the three and nine months ended June 30, 2020, Investment Income Incentive Fees were $1,150,807 and $2,004,535, respectively. For each of the three and nine months ended June 30, 2019, Investment Income Incentive Fees were $352,680.
Capital Gains Incentive Fee
In addition to the Investment Income Incentive Fee described above, the Adviser is entitled to receive a Capital Gains Incentive Fee (as defined below). The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each calendar year. The Capital Gains Incentive Fee is equal to 20% of the realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee with respect to each of the investments in the Company’s portfolio, provided, that the Capital Gains Incentive Fee determined as of December 31, 2018 was calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of the Initial Closing through the end of 2018 (the “Capital Gains Incentive Fee,” and together with the Investment Income Incentive Fee, the “Incentive Fee”).
Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 20% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended June 30, 2020, the Company did not accrue a Capital Gains Incentive Fee. For the nine months ended June 30, 2020, the Company reversed $427,572 of a previously accrued Capital Gains Incentive Fee. For the three and nine months ended June 30, 2019, the Company accrued a Capital Gains Incentive Fee of $26,925 and $335,273, respectively. As of June 30, 2020, there was no Capital Gains Incentive Fee accrued on a cumulative basis. As of June 30, 2020, the Company has not paid any Capital Gains Incentive Fees, and no amount is currently payable under the terms of the Investment Advisory Agreement.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2020 and September 30, 2019, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amount of $2,125,041 and $1,128,658, respectively, reflecting the unpaid portion of the Base Management Fee and Incentive Fee payable to the Adviser.
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
For the three months ended June 30, 2020, the Company incurred $153,594 of expenses under the Administration Agreement, of which $132,370 was included in administrator expense and the remaining $21,224 was included in general and administrative expenses on the Consolidated Statements of Operations. For the nine months ended June 30, 2020, the Company incurred $437,852 of expenses under the Administration Agreement, of which $376,657 was included in administrator expense and the remaining $61,195 was included in general and administrative expenses on the Consolidated Statements of Operations. For the three months ended June 30, 2019, the Company incurred $117,695 of expenses under the Administration Agreement, of which $87,978 was included in administrator expense and the remaining $29,717 was included across general and administrative expenses on the Consolidated Statements of Operations. For the nine months ended June 30, 2019, the Company incurred $495,700 of expenses under the Administration Agreement, of which $300,075 was included in administrator expense and the remaining $195,625 was included across general and administrative expenses, offering costs and organization expenses on the Consolidated Statements of Operations. As of June 30, 2020 and September 30, 2019, $452,538 and $753,665, respectively, was included in “Due to affiliates” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Financial Highlights

	Three months ended June 30, 2020	Three months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019
Net asset value at beginning of period	$17.37	$20.40	$20.65	$19.70
Net investment income (1)	0.30	0.30	1.01	0.55
Net unrealized appreciation (depreciation) (1)(2)	1.63	(0.01)	(1.54)	0.32
Net realized gains (losses) (1)	0.11	0.01	0.21	0.04
Distributions to stockholders	(0.19)	—	(1.11)	—
Effect of sale price of drawdowns (3)	—	—	—	0.09
Net asset value at end of period	$19.22	$20.70	$19.22	$20.70
Total return (4)	11.85%	1.47%	(1.65)%	5.08%
Common stock outstanding at beginning of period	11,575,664	3,391,900	8,309,861	1,541,738
Common stock outstanding at end of period	17,401,121	5,047,214	17,401,121	5,047,214
Net assets at beginning of period	$201,013,682	$69,186,756	$171,626,750	$30,372,317
Net assets at end of period	$334,422,436	$104,473,728	$334,422,436	$104,473,728
Average net assets (5)	$286,238,938	$93,332,509	$205,184,035	$71,210,554
Ratio of net investment income to average net assets (6)	1.61%	1.48%	5.27%	2.74%
Ratio of total expenses to average net assets (6)	1.22%	2.80%	4.74%	7.58%
Ratio of portfolio turnover to average investments at fair value (6)	17.68%	4.75%	45.80%	12.76%
Weighted average outstanding debt	$105,681,319	$87,280,220	$131,762,774	$40,602,564
Average debt per share (1)	$6.83	$19.23	$12.26	$11.49
Asset coverage ratio (7)	452.02%	206.61%	452.02%	206.61%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	For the three and nine months ended June 30, 2020 and 2019, the amount shown does not correspond with net unrealized appreciation (depreciation) for the period as it includes the effect of the timing of equity issuances.
(3)	Increase is due to drawdowns during the period that were executed at a sale price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors.
(4)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvestment price equal to the NAV per share at the beginning of the period. The total return has not been annualized.
(5)	Calculated based upon the weighted average net assets for the period.
(6)	Financial results for the three and nine months ended June 30, 2020 and 2019 have not been annualized for purposes of this ratio.
(7)	Based on outstanding senior securities of $95.0 million and $98.0 million as of June 30, 2020 and 2019, respectively.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of June 30, 2020 and September 30, 2019, off-balance sheet arrangements consisted of $43,200,592 and $11,030,903, respectively, of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

	June 30, 2020	September 30, 2019
Athenex, Inc.	$13,375,980	$—
WPEngine, Inc.	9,504,950	—
NuStar Logistics, L.P.	7,054,000	—
A.T. Holdings II SÀRL	4,080,000	—
Assembled Brands Capital LLC	3,586,452	3,807,021
Corrona, LLC	1,894,500	—
Accupac, Inc.	856,511	—
MRI Software LLC	839,625	—
OEConnection LLC	822,511	817,204
Acquia Inc.	468,601	—
Apptio, Inc.	461,538	461,538
PaySimple, Inc.	167,689	2,695,000
iCIMs, Inc.	88,235	88,235
Sorrento Therapeutics, Inc.	—	2,400,000
Mindbody, Inc.	—	761,905
	$43,200,592	$11,030,903

Note 13. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement ("ISDA Master Agreement") with its derivative counterparty, The Bank of New York Mellon. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of June 30, 2020, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2020.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$5,118,303	€4,683,770	11/12/2020	$—	$159,051	Derivative liability

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2019.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$2,798,483	€2,475,000	1/16/2020	$77,558	$—	Derivative assets

Note 14. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three and nine months ended June 30, 2020, except as discussed below.
Citibank Facility
On July 2, 2020, OSI 2 SPV, a wholly-owned and consolidated subsidiary of the Company, entered into a second amendment (the “SPV Facility Amendment”) to the Citibank Loan Agreement.
The SPV Facility Amendment, among other things, (a) increases the maximum permissible borrowings under the Citibank Loan Agreement from $100 million to $150 million; (b) with respect to assets added to the borrowing base on or after July 2, 2020, reduces the advance rates assigned to certain classes of assets; and (c) modifies certain concentration limits and assigned value adjustment events. In connection with the SPV Facility Amendment, the applicable spread has been amended such that, with respect to any borrowings in excess of $100 million, the applicable spread during the Reinvestment Period is the greater of (i) a weighted average rate of (x) 2.25% per year for broadly syndicated loans and (y) 3.00% per year for all other eligible loans and (ii) 1.85%. The other material terms of the Citibank Loan Agreement were unchanged.
Distribution Declaration
On August 12, 2020, the Company's Board of Directors approved a quarterly distribution of $0.27 per share, payable in cash on September 30, 2020 to the Company's stockholders of record as of September 15, 2020.

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
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•our future operating results and distribution projections;
•the ability of Oaktree Fund Advisors, LLC (our "Adviser" or "Oaktree") to implement its future plans with respect to our business and to achieve our investment objective;
•the ability of Oaktree and its affiliates to attract and retain highly talented professionals;
•our business prospects and the prospects of our portfolio companies;
•the impact of the investments that we expect to make;
•the ability of our portfolio companies to achieve their objectives;
•our expected financings and investments and additional leverage we may seek to incur in the future;
•the adequacy of our cash resources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies; and
•the impact of the COVID-19 pandemic on all of the foregoing.
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
Other factors that could cause actual results to differ materially include:
•changes or potential disruptions in our operations, the economy, financial markets or political environment;
•risks associated with possible disruption in our operations, the operations of our portfolio companies or the economy generally due to terrorism, natural disasters or the COVID-19 pandemic;
•future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies ("BDCs") or regulated investment companies ("RICs");
•general considerations associated with the COVID-19 pandemic; and
•other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
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
Business Overview
We are structured as a closed-end investment company focused on lending to small-and medium-sized companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
We were formed on April 30, 2018 as a Delaware corporation and are externally managed by our Adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) between us and our Adviser, which was approved by our board of directors on May 11, 2020. From September 30, 2019 through May 11, 2020, we were managed by Oaktree Capital Management, L.P., an affiliate of our Adviser. We seek to invest opportunistically across asset classes and geographies, primarily in the form of senior loans, and to a lesser extent, high yield bonds, to borrowers that are in need of direct loans, rescue financings or other capital solutions or that have had challenged or unsuccessful primary offerings. Our investment objective is to generate current income and long-term capital appreciation. We seek to achieve our investment objective without subjecting principal to undue risk of loss by investing primarily in situations where a company or its owners (a) are overleveraged or facing pressures to recapitalize, (b) are unable to access broadly syndicated capital markets, (c) are undervalued after having recently exited bankruptcy or completed a restructuring or (d) are otherwise affected by mispricings or inefficiencies in the capital markets or at different points throughout the credit cycle. We seek to generate revenues primarily in the form of interest income from the investments we hold.
We conduct private offerings (each, a “Private Offering”) of shares of our common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each Closing of a Private Offering, each investor participating in that closing makes a capital commitment (each, a “Capital Commitment") to purchase our Common Stock pursuant to a subscription agreement entered into with us in connection with its Capital Commitment (“Subscription Agreement”). Investors are required to fund drawdowns to purchase our Common Stock up to the amount of their respective Capital Commitments on an as-needed basis with a minimum of ten calendar days' prior notice (excluding the initial drawdown for each investor). The initial closing occurred on August 6, 2018 (the “Initial Closing”). Loan origination and investment activities commenced shortly after the Initial Closing. As of June 30, 2020, we received $337,558,996 in Capital Commitments from investors in connection with Private Offerings.
We commenced our loan origination and investment activities shortly after the Initial Closing. The proceeds from the Initial Closing provided us with the necessary seed capital to commence operations. As of June 30, 2020, we completed drawdowns of $337,558,996, or 100.0%, on Capital Commitments. As of June 30, 2020, we held $405,533,867 of investments at fair value, up from $291,147,011 held at September 30, 2019, primarily driven by drawdowns on capital commitments during the nine months ended June 30, 2020.
Business Environment and Developments
We believe that the COVID-19 pandemic may have lasting effects on the U.S. and global financial markets and may cause further economic uncertainties or deterioration in the performance of the middle market in the United States and worldwide. While the initial market disruptions have somewhat eased, the global economy continues to experience economic uncertainty. This uncertainty can impact the overall supply and demand of the market through changing spreads, deal terms and structures, and equity purchase price multiples.
Despite this economic uncertainty, we believe attractive risk-adjusted returns can be achieved by making loans to companies in the middle market. Given the breadth of the investment platform of Oaktree and its affiliates, we believe that we have the resources and experience to source, diligence and structure investments in these companies and are well placed to generate attractive returns for investors.
We have proactively taken a number of actions to evaluate and support our portfolio companies in light of the COVID-19 pandemic, including outreach to a variety of management teams and sponsors. We have been in contact with many of our portfolio companies to understand their liquidity and solvency positions. We believe that these efforts to closely monitor and identify vulnerable investments will allow us to address potential problems early and provide constructive solutions to our portfolio companies.
As of June 30, 2020, 86.3% of our debt investment portfolio (at fair value) and 87.7% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the London Interbank Offered Rate ("LIBOR"), and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased beginning in March 2020. A prolonged reduction in interest rates will result in a decrease in our total investment income and could result in a decrease in our net investment income to the extent the decreases are not offset by an increase in the spread on our floating rate investments, a decrease in our interest expense or a reduction of our incentive fee on income. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few transactions utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it remains unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. If LIBOR ceases to exist, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate and may also need to renegotiate the terms of our borrowing facilities. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist. It remains unclear whether the cessation of LIBOR will be delayed due to COVID-19 or what form any delay may take, and there are no assurances that there will be a delay. It is also unclear what the duration and severity of COVID-19 will be, and whether this will impact LIBOR transition planning. COVID-19 may also slow regulators’ and others’ efforts to develop and implement alternative reference rates, which could make LIBOR transition planning more difficult, particularly if the cessation of LIBOR is not delayed and alternatives do not develop.

Critical Accounting Policies
Basis of Presentation
Our accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the consolidated financial statements have been made. All intercompany balances and transactions have been eliminated in consolidation. We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board ("FASB"), Accounting Standards Codification ("ASC"), Topic 946, Financial Services – Investment Companies, or ASC 946.
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
Financial assets and liabilities measured and reported at fair value are classified as follows:

•Level I - Quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement. The types of investments in Level I include exchange traded equities, debt and derivatives with quoted prices.

•Level II - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are directly or indirectly observable. Level II inputs include interest rates, yield curves, volatilities, prepayment risks, loss severities, credit risks and default rates. The types of investments in Level II generally include corporate bonds and loans, government and agency securities, less liquid and restricted equity investments, over-the-counter traded derivatives and other investments where the fair value is based on observable inputs.

•Level III - Valuations for which one or more significant inputs are unobservable. These inputs reflect our assessment of the assumptions that market participants use to value the investment based on the best available information. Level III inputs include prices obtained from brokers in markets for which there are few transactions, less public information exists or prices vary among broker market makers. The types of investments in Level III include non-publicly traded equity, debt, real estate and derivatives.

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
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2020, there were two investments on which we had stopped accruing cash interest and/or PIK interest and/or OID income.
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
Portfolio Composition
As of June 30, 2020, the fair value of our investment portfolio was $405.5 million and was comprised of investments in 93 portfolio companies. As of September 30, 2019, the fair value of our investment portfolio was $291.1 million and was comprised of investments in 69 portfolio companies.
As of June 30, 2020 and September 30, 2019, our investment portfolio consisted of the following:

	June 30, 2020	September 30, 2019
Cost:
Senior secured debt	92.21%	97.20%
Subordinated debt	7.49%	2.49%
Common equity & warrants	0.27%	0.27%
Preferred equity	0.03%	0.04%
Total	100.00%	100.00%

	June 30, 2020	September 30, 2019
Fair Value:
Senior secured debt	90.71%	97.14%
Subordinated debt	8.54%	2.52%
Common equity & warrants	0.72%	0.30%
Preferred equity	0.03%	0.04%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	June 30, 2020	September 30, 2019
Fair Value:
Application Software	18.52%	20.64%
Pharmaceuticals	5.96%	2.90%
Oil & Gas Refining & Marketing	5.64%	2.75%
Biotechnology	5.38%	7.14%
Personal Products	4.92%	1.73%
Movies & Entertainment	4.45%	1.20%
Health Care Technology	3.99%	4.27%
Internet Services & Infrastructure	3.73%	6.52%
Health Care Services	2.99%	3.78%
Oil & Gas Storage & Transportation	2.78%	—%
Systems Software	2.71%	4.51%
Data Processing & Outsourced Services	2.38%	2.80%
Metal & Glass Containers	2.34%	0.48%
Alternative Carriers	2.31%	3.22%
Diversified Support Services	2.12%	3.22%
Real Estate Services	2.03%	3.05%
Distributors	2.03%	—%
Diversified Real Estate Activities	2.01%	—%
Aerospace & Defense	1.98%	2.40%
Independent Power Producers & Energy Traders	1.90%	—%
Publishing	1.88%	0.68%
Restaurants	1.78%	—%
Airport Services	1.72%	—%
Integrated Telecommunication Services	1.60%	6.38%
Hotels, Resorts & Cruise Lines	1.47%	—%
Industrial Machinery	1.44%	0.47%
Health Care Supplies	1.38%	—%
Research & Consulting Services	1.35%	2.74%
IT Consulting & Other Services	1.23%	1.83%
Specialized REITs	0.94%	1.15%
Managed Health Care	0.90%	1.37%
Trading Companies & Distributors	0.72%	1.03%
Multi-Sector Holdings	0.67%	—%
Interactive Media & Services	0.67%	2.31%
Household Products	0.47%	0.65%
Insurance Brokers	0.40%	1.35%
Property & Casualty Insurance	0.28%	—%
Health Care Facilities	0.18%	—%
Electronic Components	0.17%	—%
Specialized Finance	0.17%	0.27%
Construction Materials	0.17%	—%
Construction & Engineering	0.13%	0.34%
Food Retail	0.11%	0.34%
Auto Parts & Equipment	—%	2.00%
Financial Exchanges & Data	—%	1.95%
Health Care Equipment	—%	1.72%
Cable & Satellite	—%	1.46%
Electric Utilities	—%	0.42%
Health Care Distributors	—%	0.39%
Oil & Gas Equipment & Services	—%	0.30%
Oil & Gas Exploration & Production	—%	0.24%
Total	100.00%	100.00%

The table below describes investments by geographic composition at fair value as a percentage of total investments:

	June 30, 2020	September 30, 2019
Fair Value:
United States	87.86%	89.06%
United Kingdom	4.31%	3.81%
Luxembourg	2.38%	2.64%
Switzerland	2.31%	—%
Australia	1.29%	—%
Iceland	1.26%	1.61%
Canada	0.59%	0.99%
Denmark	—%	0.08%
France	—%	1.81%
Total	100.00%	100.00%

See the Schedule of Investments as of June 30, 2020 and September 30, 2019 in our consolidated financial statements in Part I, Item 1, of this Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of the three and nine months ended June 30, 2020 and June 30, 2019
Investment Income
Total investment income for the three months ended June 30, 2020 was $8,107,281 and consisted of $7,573,034 of interest income primarily from portfolio investments (including $493,661 of PIK interest income) and $534,247 of fee income. Total investment income for the three months ended June 30, 2019 was $3,999,551 and consisted of $3,896,393 of interest income primarily from portfolio investments (including $151,667 of PIK interest income) and $103,158 of fee income. The increase in total investment income was primarily due to an increase in the size of our investment portfolio as compared to the prior year comparable quarter.
Total investment income for the nine months ended June 30, 2020 was $20,538,187 and consisted of $19,426,626 of interest income primarily from portfolio investments (including $1,019,286 of PIK interest income) and $1,111,561 of fee income. Total investment income for the nine months ended June 30, 2019 was $7,365,457 and consisted of $6,997,621 of interest income primarily from portfolio investments (including $411,361 of PIK interest income) and $367,836 of fee income. The increase in total investment income was primarily due to an increase in the size of our investment portfolio as compared to the prior year comparable period. Based on fair value as of June 30, 2020, the weighted average yield on our debt investments was 7.1%, compared to 7.6% as of June 30, 2019.

Expenses
Total expenses for the three months ended June 30, 2020 and June 30, 2019 were $3,504,054 and $2,610,447, respectively. The increase in total expenses was primarily due to (1) an increase in the size of our investment portfolio as compared to the prior year quarter, which drove a $499,667 increase in base management fees, and (2) an increase in total investment income which resulted in a $798,127 increase in investment income incentive fees, partially offset by a $211,357 decrease in interest expense resulting from decreases to LIBOR during the period and a $199,384 decrease in offering costs.
Total expenses for the nine months ended June 30, 2020 and June 30, 2019 were $9,717,733 and $5,396,330, respectively. The increase in total expenses was primarily due to (1) an increase in the size of our investment portfolio as compared to the prior year quarter, which drove a $1,699,093 increase in base management fees and an increase in borrowings, which contributed to a $2,188,657 increase in interest expense, and (2) an increase in total investment income which resulted in a $1,651,855 increase in investment income incentive fees, partially offset by a $762,845 decrease in capital gains incentive fees, which was driven by a $427,572 reversal of previously accrued capital gains incentive fees as a result of unrealized depreciation on investments during the period, largely due to increased market volatility and wider credit spreads resulting from the onset of the COVID-19 pandemic.

	Three months ended June 30, 2020	Three months ended June 30, 2019	Nine months ended June 30, 2020	Nine months ended June 30, 2019
Expenses:
Base management fee	$974,234	$474,567	$2,626,879	$927,786
Investment income incentive fee	1,150,807	352,680	2,004,535	352,680
Capital gains incentive fee	—	26,925	(427,572)	335,273
Offering costs	—	199,384	—	561,757
Organization expenses	—	—	—	56,921
Professional fees	218,178	238,916	639,954	622,685
Directors fees	38,750	26,250	116,387	78,750
Interest expense	797,125	1,008,482	3,784,294	1,595,637
Administrator expense	132,370	87,978	376,657	300,075
General and administrative expenses	192,590	195,265	596,599	564,766
Total expenses	$3,504,054	$2,610,447	$9,717,733	$5,396,330
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation was $29,288,677 for the three months ended June 30, 2020, largely due to price increases on liquid debt investments and the impact of tighter credit spreads on private debt investment valuations following the improvement in broader credit market conditions. Net unrealized appreciation on investments was $77,223 for the three months ended June 30, 2019.
Net unrealized depreciation was $8,059,705 for the nine months ended June 30, 2020, largely due to increased market volatility and wider credit spreads resulting from the onset of the COVID-19 pandemic in March 2020 and the direct impact of the COVID-19 pandemic on certain of our portfolio companies. Net unrealized appreciation on investments was $1,526,712 for the nine months ended June 30, 2019 and was primarily driven by unrealized appreciation on three investments.
Net Realized Gains (Losses)
Net realized gains were $1,648,841 and $57,403 for the three months ended June 30, 2020 and 2019, respectively, primarily driven by realized gains resulting from exits of various investments in the portfolio. Net realized gains were $2,280,756 and $149,657 for the nine months ended June 30, 2020 and 2019, respectively, primarily driven by realized gains resulting from exits of various investments in the portfolio.
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

For the nine months ended June 30, 2020, we experienced a net increase in cash and cash equivalents of $21,877,276. During that period, $147,869,853 of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by cash proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $169,792,438, primarily consisting of $12,000,000 of net borrowings under our credit facilities and $169,064,498 of net proceeds from Private Offerings, partially offset by distributions to stockholders of $10,951,285.
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
As of June 30, 2020, we had $33,225,402 of cash and cash equivalents (including $2,091,880 of restricted cash), portfolio investments (at fair value) of $405,533,867, $1,494,779 of interest receivable, $95,000,000 of borrowings outstanding under our credit facilities, $9,063,269 of net payables from unsettled transactions and unfunded commitments of $43,200,592.
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
Equity Activity
As of June 30, 2020, we received $337,558,996 in Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser. As of June 30, 2020, we completed drawdowns of $337,558,996, or 100.0%, of such Capital Commitments.
We have the authority under our organizational documents to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for our Common Stock through June 30, 2020:

	Shares Issued	Price per Share	Proceeds
August 6, 2018 (1)	770,869	$20.00	$15,417,385
September 17, 2018	770,869	20.00	15,417,384
October 29, 2018	1,060,964	19.85	21,060,130
November 15, 2018	789,198	19.82	15,641,900
April 29, 2019	1,655,314	20.40	33,768,400
August 30, 2019	1,631,324	20.70	33,768,400
September 23, 2019	1,631,323	20.70	33,768,399
March 26, 2020 (2)	3,263,385	20.68	67,486,799
April 30, 2020 (2)	5,827,875	17.37	101,230,199
Total	17,401,121		$337,558,996
__________________
(1)Includes 50 shares issued to one or more affiliates of the Adviser on July 23, 2018.
(2)For the March 26, 2020 and April 30, 2020 drawdowns, the shares issued exclude 2,418 shares and 4,318 shares related to defaulted investors. In connection with these defaults, Capital Commitments and proceeds from capital drawdowns were each reduced by $125,000.
Leverage
On July 9, 2018, our sole stockholder approved our becoming subject to a minimum asset coverage ratio of 150% as set forth in Section 61(a)(2) of the Investment Company Act. As a result of this approval, we are permitted to borrow amounts so long as our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2020, our asset coverage ratio, as defined in the Investment Company Act, was 452.0%, and aggregate outstanding principal amount of indebtedness was $95.0 million.
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
CNB-1 Facility
On October 16, 2018, we entered into a revolving credit agreement (the “CNB-1 Loan Agreement”) between us, as borrower, and City National Bank ("CNB"), as lender. As of June 30, 2020, the CNB-1 Loan Agreement provided for a senior secured revolving credit facility (the "CNB-1 Facility"), of up to $60 million (the "CNB-1 Facility Maximum Commitment"), in aggregate principal amount, subject to the lesser of (i) a percentage of unfunded commitments from certain classes of eligible investors in the Company and (ii) the CNB-1 Facility Maximum Commitment and had a scheduled maturity date of October 15, 2020. On May 1, 2020, we repaid all borrowings outstanding under the CNB-1 Facility, following which the CNB-1 Facility was terminated.
Borrowings under the CNB-1 Facility bore interest at a rate equal to (a) the LIBOR for the selected period plus 1.65% for LIBOR loans or (b) the prime rate of CNB minus 0.25% for prime rate loans. There was a non-usage fee of 25 basis points per year on the unused portion of the CNB-1 Facility, payable quarterly.
The CNB-1 Facility was secured by a first priority security interest, subject to customary exceptions, in (i) all Capital Commitments, (ii) our right to make capital calls, receive payment of capital contributions from investors and enforce payment of capital commitments and capital contributions under our Subscription Agreements with investors and other operative documents and (iii) a cash collateral account into which the capital contributions from investors are made. We made customary representations and warranties and were required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. Our borrowings, including under the CNB-1 Facility, were subject to the leverage restrictions contained in the Investment Company Act.
As of June 30, 2020, we had no borrowings outstanding under the CNB-1 Facility. As of September 30, 2019, we had $65.0 million outstanding under the CNB-1 Facility. Our borrowings under the CNB-1 Facility bore interest at a weighted average interest rate of 3.27% and 4.11% for the nine months ended June 30, 2020 and 2019, respectively. For the three and nine months ended June 30, 2020, we recorded interest expense (inclusive of fees) of $165,523 and $1,769,383, respectively, related to the CNB-1 Facility. For the three and nine months ended June 30, 2019, we recorded interest expense (inclusive of fees) of $1,008,482 and $1,595,637, respectively, related to the CNB-1 Facility.
CNB-2 Facility
On June 9, 2020 (the “CNB-2 Closing Date”), we entered into a loan and security agreement (the “CNB-2 Loan Agreement”) between us, as borrower, and CNB, as lender. The CNB-2 Loan Agreement provides for a senior secured revolving credit facility (the “CNB-2 Facility”) of up to $50 million (the “CNB-2 Facility Maximum Commitment”) in aggregate principal amount, subject to the lesser of (i) the borrowing base, which is an amount determined by applying different rates to eligible assets held by the Company based generally on the value of such assets or (ii) the CNB-2 Facility Maximum Commitment. The maturity date of the CNB-2 Facility is June 9, 2023.
Borrowings under the CNB-2 Facility bear interest at a rate equal to LIBOR for the selected period plus 3.00%. There is a non-usage fee of 50 basis points per year on the unused portion of the CNB-2 Facility, payable annually, if on any anniversary of the CNB-2 Closing Date, the average daily utilization of the CNB-2 Facility is less than $25,000,000 over the prior 365-day period.
The CNB-2 Facility is secured by a first priority security interest in substantially all of our assets, including our portfolio investments. We have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. Our borrowings, including under the CNB-2 Facility, are subject to the leverage restrictions contained in the Investment Company Act.
As of June 30, 2020, we had $5.0 million outstanding under the CNB-2 Facility. For the three and nine months ended June 30, 2020, our borrowings under the CNB-2 Facility bore interest at a weighted average interest rate of 3.17% and we recorded interest expense (inclusive of fees) of $13,748 related to the CNB-2 Facility.
Citibank Facility
On July 26, 2019 (the "Citibank Closing Date"), we and OSI 2 Senior Lending SPV, LLC ("OSI 2 SPV"), a wholly-owned and consolidated subsidiary of us, entered into a loan and security agreement, which was subsequently amended on September 20, 2019 and July 2, 2020 (as amended, the "Citibank Loan Agreement"), with the lenders from time to time party thereto and the other parties referenced below. Under the terms of the Citibank Loan Agreement, we serve as the collateral manager and seller and OSI 2 SPV serves as borrower with Citibank, N.A., as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent.
As of June 30, 2020, the Citibank Loan Agreement provided for a senior secured revolving credit facility (the "Citibank Facility"), of up to $100 million (the "Citibank Maximum Commitment"), in aggregate principal amount, subject to the lesser of (i) the borrowing base, which is an amount based on advance rates that vary depending on the class of assets and the value assigned to such assets under the Citibank Loan Agreement and (ii) the Citibank Maximum Commitment. The Citibank Facility has a three year reinvestment period

(the "Reinvestment Period"), during which advances may be made; and matures five years from the Citibank Closing Date. Following the Reinvestment Period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the Citibank Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender under the Loan Agreement, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) the LIBOR for a three month maturity and (b) for all other lenders under the Citibank Facility, LIBOR, plus, in each case, an applicable spread. During the Reinvestment Period, the applicable spread is the greater of (i) a weighted average rate of (x) 1.65% per year for broadly syndicated loans and (y) 2.25% per year for all other eligible loans and (ii) 1.85%. After the Reinvestment Period, the applicable spread is 3.00% per year. There is also a non-usage fee of (i) 0.40% per year for the first six months following the Citibank Closing Date (the "Ramp-Up Period"), and (ii) 0.50% per year thereafter, in each case, on the unused portion of the Citibank Facility, payable quarterly; provided that if after the Ramp-Up Period the unused portion of the Citibank Facility is greater than 30% of the commitments under the Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the Citibank Facility.
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
As of June 30, 2020 and September 30, 2019, we had $90.0 million and $18.0 million outstanding under the Citibank Facility, respectively. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 3.16% for the nine months ended June 30, 2020. For the three and nine months ended June 30, 2020, we recorded interest expense (inclusive of fees) of $617,854 and $2,001,163, respectively, related to the Citibank Facility.
Contractual Obligations

	Debt Outstanding as of September 30, 2019	Debt Outstanding as of June 30, 2020	Weighted average debt outstanding for the nine months ended June 30, 2020	Maximum debt outstanding for the nine months ended June 30, 2020
CNB-1 Facility	$65,000,000	$—	$58,423,358	$100,000,000
Citibank Facility	18,000,000	90,000,000	73,321,168	99,000,000
CNB-2 Facility	—	5,000,000	18,248	5,000,000
Total debt	$83,000,000	$95,000,000	$131,762,774

	Payments due by period as of June 30, 2020
	Total	< 1 year	1-3 years	3-5 years	> 5 years
CNB-2 Facility	$5,000,000	$—	$5,000,000	$—	$—
Interest due on CNB Facility	465,241	158,113	307,128	—	—
Citibank Facility	90,000,000	—	—	90,000,000	—
Interest due on Citibank Facility	7,890,470	1,936,800	3,873,600	2,080,070	—
Total	$103,355,711	$2,094,913	$9,180,728	$92,080,070	$—

Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As indicated in the table below, as of June 30, 2020 and September 30, 2019, off-balance sheet arrangements consisted of $43,200,592 and $11,030,903, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

	June 30, 2020	September 30, 2019
Athenex, Inc.	$13,375,980	$—
WPEngine, Inc.	9,504,950	—
NuStar Logistics, L.P.	7,054,000	—
A.T. Holdings II SÀRL	4,080,000	—
Assembled Brands Capital LLC	3,586,452	3,807,021
Corrona, LLC	1,894,500	—
Accupac, Inc.	856,511	—
MRI Software LLC	839,625	—
OEConnection LLC	822,511	817,204
Acquia Inc.	468,601	—
Apptio, Inc.	461,538	461,538
PaySimple, Inc.	167,689	2,695,000
iCIMs, Inc.	88,235	88,235
Sorrento Therapeutics, Inc.	—	2,400,000
Mindbody, Inc.	—	761,905
	$43,200,592	$11,030,903
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

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2019	96.0%	—

The following table reflects the distributions per share that we have paid on our common stock during the nine months ended June 30, 2020:

Record Date	Payment Date	Amount per Share	Cash Distribution
November 7, 2019	November 21, 2019	$0.29	$2,409,859
December 13, 2019	December 30, 2019	0.32	2,659,155
March 13, 2020	March 31, 2020	0.31	2,576,058
June 15, 2020	June 30, 2020	0.19	3,306,213
		$1.11	$10,951,285

No distributions were paid to our stockholders during the nine months ended June 30, 2019.

Related Party Transactions
We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator, an affiliate of the Adviser. The Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and is a subsidiary of Oaktree Capital Group, LLC.
Recent Developments
Citibank Facility
On July 2, 2020, OSI 2 SPV, a wholly-owned and consolidated subsidiary of us, entered into a second amendment (the “SPV Facility Amendment”) to the Citibank Loan Agreement.
The SPV Facility Amendment, among other things, (a) increases the maximum permissible borrowings under the Citibank Loan Agreement from $100 million to $150 million; (b) with respect to assets added to the borrowing base on or after July 2, 2020, reduces the advance rates assigned to certain classes of assets; and (c) modifies certain concentration limits and assigned value adjustment events. In connection with the SPV Facility Amendment, the applicable spread has been amended such that, with respect to any borrowings in excess of $100 million, the applicable spread during the Reinvestment Period is the greater of (i) a weighted average rate of (x) 2.25% per year for broadly syndicated loans and (y) 3.00% per year for all other eligible loans and (ii) 1.85%. The other material terms of the Citibank Loan Agreement were unchanged.
Distribution Declaration
On August 12, 2020, our Board of Directors approved a quarterly distribution of $0.27 per share, payable in cash on September 30, 2020 to our stockholders of record as of September 15, 2020.

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
As of June 30, 2020, 86.3% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of June 30, 2020 and September 30, 2019 was as follows:

	June 30, 2020		September 30, 2019
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$176,351,915	50.76%	$148,908,568	55.02%
>0% and <1%	5,236,875	1.51	6,770,487	2.50
1%	160,758,331	46.28	110,905,192	40.98
>1%	5,050,022	1.45	4,068,900	1.50
Total	$347,397,143	100.00%	$270,653,147	100.00%

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2020, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
250	$7,685,895	$(2,375,000)	$5,310,895
200	5,898,449	(1,900,000)	3,998,449
150	4,124,128	(1,425,000)	2,699,128
100	2,357,077	(950,000)	1,407,077
50	968,299	(475,000)	493,299

Basis point decrease (1)	(Decrease) in Interest Income	Decrease in Interest Expense	Net increase (decrease) in net assets resulting from operations
50	$(394,582)	$279,913	$(114,669)
100	(400,071)	279,913	(120,158)
150	(405,560)	279,913	(125,647)
200	(411,048)	279,913	(131,135)
 __________
(1) The effect of a greater than 200 basis point decrease is limited by interest rate floors on certain investments.

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for all floating rate loans is indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of June 30, 2020 and September 30, 2019:

	June 30, 2020		September 30, 2019
	Debt Investments	Borrowings	Debt Investments	Borrowings
Prime rate	$1,097,727	$—	$—	$—
LIBOR:
30 day	212,861,638	5,000,000	177,185,974	65,000,000
60 day	2,000,000	—	—	—
90 day	102,375,792	90,000,000	92,053,874	18,000,000
180 day	45,329,897	—	1,409,167	—
360 day	1,265,865	—	—	—
EURIBOR:
30 day	5,780,853	—	2,725,500	—
Fixed rate	52,055,853	—	19,020,775	—
Total	$422,767,625	$95,000,000	$292,395,290	$83,000,000

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A novel strain of coronavirus initially appeared in China in late 2019 and rapidly spread to other countries, including the United States.  In an attempt to slow the spread of the coronavirus, governments in many jurisdictions, including the United States, the United Kingdom, France, Italy, South Korea and China, placed restrictions on travel, issued “stay at home” orders and ordered the temporary closure of "non-essential" businesses, such as factories and retail stores.  As these restrictions and closures have impacted supply chains, consumer demand and the operations of many business, uncertainty surrounding the full economic impact of the coronavirus pandemic contributed to significant market volatility and disruption. These and any other unfavorable economic conditions may have long-term effects on the U.S. and global financial markets and have caused (and may cause further) economic uncertainties and deterioration in the United States and worldwide.

Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market.  These and any other unfavorable economic conditions created by the coronavirus and related restrictions and closures could increase our funding costs, limit our access to the capital markets and result in a decision by lenders not to extend credit to us. These events also could negatively impact the fair value of the investments that we hold, limit our investment originations (including as a result of the investment professionals of our Adviser diverting their time to the restructuring certain investments), negatively impact our operating results and limit our ability to grow.  In addition, our success depends in substantial part on the management, skill and acumen of our Adviser, whose operations may be adversely impacted, including through quarantine measures and travel restrictions imposed on its investment professionals or service providers, or any related health issues of such investment professionals or service providers.

In addition, the coronavirus-related restrictions and closures and related market conditions resulted in certain of our portfolio companies halting or significantly curtailing operations and negatively affected the supply chains of certain of our portfolio companies.  The financial results of middle-market companies in which we primarily invest, experienced deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration will further depress the outlook for middle-market companies. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions may require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may continue to be, negatively impacted by these economic or other conditions, which may result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations. In addition, as governments ease COVID-19 related restrictions, certain of our portfolio companies may experience increases in health and safety expenses, payroll costs and other operating expenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1	Loan and Security Agreement, dated as of June 9, 2020, by and between Oaktree Strategic Income II, Inc., as borrower, and City National Bank, as lender.**
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
**	Incorporated by reference to the Company’s Form 8-K filed by the Company on June 12, 2020 (File No. 814-01281).

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
Date: August 12, 2020