Form 10-K
period 2020-09-30
Oaktree Strategic Income II, Inc.
filed 2020-12-16
CIK 1744179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
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
(213) 830-6300

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 15, 2020
Common stock, $0.001 par value	17,401,121

As of September 30, 2020, there was no established public market for the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

OAKTREE STRATEGIC INCOME II, INC.

FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2020

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
We were formed on April 30, 2018 as a Delaware corporation and are externally managed by Oaktree Fund Advisors, LLC (the "Adviser" or "Oaktree"). Oaktree is an affiliate of Oaktree Capital Management, L.P. ("OCM"), the Company's external investment adviser through May 11, 2020, and a subsidiary of Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Oaktree Fund Administration, LLC (the “Administrator”), a subsidiary of OCM, provides certain administrative and other services necessary for us to operate.
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
We conducted private offerings (each, a “Private Offering”) of shares of our common stock (the "Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing of a Private Offering, each investor participating in that closing made a capital commitment (each a “Capital Commitment”) to purchase shares of our Common Stock pursuant to a subscription agreement entered into with us in connection with its Capital Commitment (a "Subscription Agreement"). The initial closing of a Private Offering occurred on August 6, 2018 (the "Initial Closing"). We commenced our loan origination and investment activities shortly after our initial capital drawdown from our non-affiliated investors (the "Initial Drawdown"). The proceeds from the Initial Drawdown provided us with the necessary seed capital to commence operations.
As of September 30, 2020, we completed drawdowns of $337,558,996 of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser. As of September 30, 2020, the fair value of our investment portfolio was $429.9 million and was comprised of investments in 88 portfolio companies. At fair value, 95.6% of our portfolio consisted of senior secured debt investments as of September 30, 2020. The weighted average annual yield of our debt investments at fair value as of September 30, 2020 was approximately 7.5%.
We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a BDC, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act. On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended Section 61(a) of the Investment Company Act to add a new Section 61(a)(2) that reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements, which we have made, and obtains certain approvals, which we have obtained. Accordingly, we are subject to an asset coverage requirement of 150%. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2020, we had senior securities outstanding of $105.6 million and an asset coverage ratio of 428.5%.
Our Adviser
Our investment activities are managed by our Adviser. Subject to the overall supervision of our board of directors, our Adviser manages our day-to-day operations and provides investment advisory services to us pursuant to the investment advisory agreement (the “Investment Advisory Agreement”) by and between our Adviser and us.
Our Adviser is a Delaware limited liability company registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Adviser is an affiliate of OCM, a leading global investment management firm headquartered in Los Angeles, California, focused on less efficient markets and alternative investments. A number of the senior executives and investment professionals of our Adviser and its affiliates have been investing together for over 34 years and have generated impressive investment performance through multiple market cycles. Our Adviser and its affiliates emphasize an opportunistic, value oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high-yield debt and senior loans), control investing, real estate, convertible securities and listed equities.
In 2019, Brookfield acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Brookfield is a leading global alternative asset manager with a 120-year history and over $575 billion of assets under management (inclusive of OCG) across a broad portfolio of real estate, infrastructure, renewable power, credit and private equity assets. Commencing in 2022, OCG's founders, senior management and current and former employee-unitholders of OCG will be able to sell their remaining OCG units to Brookfield over time pursuant to an agreed upon liquidity schedule and approach to valuing such units at the time of liquidation. Pursuant to this liquidity schedule, the earliest year in which Brookfield could own 100% of the OCG business is 2029.
The primary firm-wide goal of our Adviser and its affiliates is to achieve attractive returns while bearing less than commensurate risk. Our Adviser and its affiliates believe that they can achieve this goal by taking advantage of market inefficiencies in which financial markets and their participants fail to accurately value assets or fail to make available to companies the capital that they reasonably require. Our Adviser and its affiliates believe that their defining characteristic is their adherence to the highest professional standards, which has yielded several important benefits. First and foremost, this characteristic has allowed our Adviser and its affiliates to attract and retain an extremely talented group of investment professionals (the "Investment Professionals"), as well as accounting, valuation, legal, compliance and other administrative professionals. As of September 30, 2020, our Adviser and its affiliates had more than 1,000 professionals in 19 cities and 14 countries, including 39 portfolio managers with an average experience of 25 years and approximately 1,000 years of combined industry experience. Specifically, the Strategic Credit group that is primarily responsible for implementing our investment strategy consists of over 20 Investment Professionals led by Armen Panossian, our Chief Executive Officer and Chief Investment Officer, who focus on the investment strategy employed by our Adviser and certain of its affiliates. In addition, this characteristic has permitted the investment team to build strong relationships with brokers, banks and other market participants. These institutional relationships have been instrumental in strengthening access to trading opportunities, to understanding the current market, and to executing the investment team’s investment strategies. Our Adviser and its affiliates aim to attract, motivate and retain talented employees (both Investment Professionals and accounting, valuation, legal, compliance and other administrative professionals) by making them active participants in, and beneficiaries of, the platform’s success. In addition to competitive base salaries, all OCM employees share in a discretionary bonus pool. An employee’s participation in the bonus pool is based on the overall success of our Adviser and its affiliates and the individual employee’s performance and level of responsibility.
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
Strategic Credit
Our Adviser's affiliates officially launched the Strategic Credit strategy in early 2013 as a step-out from the Distressed Debt strategy, to capture attractive investment opportunities that appear to offer too little return for distressed debt investors, but may pose too much uncertainty for high-yield bond creditors. The strategy seeks to achieve an attractive total return by investing in public and private revenue-generating, performing debt.

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
The Investment Professionals employ a fundamental, value-driven opportunistic approach to credit investing, which seeks to benefit from the resources, relationships and proprietary information of the global investment platform of our Adviser and its affiliates.
Our Administrator

We entered into an administration agreement, as amended from time to time (the “Administration Agreement”) with the Administrator, a Delaware limited liability company and a wholly owned subsidiary of OCM. The principal executive offices of our Administrator are located at 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071. Pursuant to the Administration Agreement, our Administrator provides services to us, and we reimburse our Administrator for costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement and providing personnel and facilities thereunder.
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
Business Strategy
Our investment objective is to generate current income and long-term capital appreciation. Our Adviser intends to implement the following business strategy to achieve our investment objective:

•Portfolio Positioning. Our Adviser intends to generate a competitive return on equity and sustainable, consistent dividends through (1) opportunistically investing across the capital structure, (2) seeking to take advantage of dislocations in financing markets and other situations that may benefit from our Adviser’s credit and restructuring expertise, including during the COVID-19 pandemic, and (3) generating capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions.

•Emphasis on Proprietary Deals. Our Adviser is focused on proprietary opportunities as well as partnering with other lenders as appropriate. Dedicated sourcing professionals of our Adviser and its affiliates are in continuous contact with financial sponsors and corporate clients to originate proprietary deals and seek to leverage the networks and relationships of the Investment Professionals with management teams and corporations to originate non-sponsored transactions. Since 2005, our Adviser and its affiliates have invested more than $19 billion in over 350 directly originated loans, and the platform of our Adviser and its affiliates has the capacity to invest in large deals and to solely underwrite transactions.
•Focus On Quality Companies And Extensive Diligence. Our Adviser seeks to maintain a conservative approach to investing with discipline around fundamental credit analysis and downside protection. Our Adviser intends to focus on companies with resilient business models, strong underlying fundamentals, significant asset or enterprise value and seasoned management teams, although not all portfolio companies will meet each of these criteria. Our Adviser intends to leverage its deep credit and deal structuring expertise to lend to companies that have unique needs, complex business models or specific business challenges. Our Adviser conducts diligence on underlying collateral value, including cash flows, hard assets or intellectual property, and will typically model exit scenarios as part of the diligence process, including assessing potential “work-out” scenarios.
•Disciplined Portfolio Management. Our Adviser monitors our portfolio on an ongoing basis to manage risk and take preemptive action to resolve potential problems where possible. Our Adviser intends to seek to reduce the impact of individual investment risks by diversifying portfolios across industry sectors and limiting positions to no more than 5% of our portfolio.
•Manage Risk Through Loan Structures. Our Adviser seeks to leverage its experience in identifying structural risks in prospective portfolio companies and developing customized solutions in an effort to enhance downside protection where possible. Our Adviser has the expertise to structure comprehensive, flexible and customized solutions for companies of all sizes across numerous industry sectors. Our Adviser employs a rigorous due diligence process and seeks to include covenant protections designed to ensure that we, as the lender, can negotiate with a portfolio company before a deal reaches impairment. The platform of our Adviser and its affiliates has the ability to address a wide range of borrower needs, with capability to invest across the capital structure and to fund large loans, and our Adviser pays close attention to market trends. Our Adviser provides certainty to borrowers by seeking to provide fully underwritten financing commitments and has expertise in both performing credit as well as restructuring and turnaround situations, which we expect will allow us to invest and lend during the COVID 19 pandemic and other times of market stress when our competitors may halt or reduce investment activity.
Our Adviser’s emphasis is on fundamental credit analysis, consistency and downside protection, all of which are key tenets of its investment philosophy and important in times of market dislocation, including during the COVID 19 pandemic. We believe this philosophy strongly aligns with the interests of our stockholders. Our Adviser controls primarily for risk, rather than return. Although this may lead us to underperform in bullish markets, we expect that prudence across the economic cycle and limiting losses will allow us to achieve our investment objectives.
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
We seek to invest opportunistically across asset classes and geographies and expect most of our investments to be in securities of eligible portfolio companies, in the form of senior loans, and to a lesser extent, high yield bonds, where such companies may be in need of direct loans, rescue financings or other capital solutions or that may have had challenged or unsuccessful primary offerings. As of September 30, 2020, the fair value of our investment portfolio was $429.9 million and was comprised of investments in 88 portfolio companies. At fair value as of September 30, 2020, 95.6% of our portfolio consisted of senior secured loans, including 87.7% of first lien loans and 7.9% of second lien loans, and 4.0% of our portfolio consisted of unsecured debt investments.
When we make a debt investment, we may also be granted equity, such as warrants to purchase common stock in a portfolio company. To a lesser extent, we may also make preferred and/or common equity investments, which are usually in conjunction with a concurrent debt investment or the result of an investment restructuring. For non-control equity investments, we generally seek to structure our non-control equity investments to provide us with minority rights protections and event-driven put rights. We also seek to obtain limited registration rights in connection with these investments, which may include “piggyback” registration rights. At fair value as of September 30, 2020, 0.5% of our portfolio consisted of common equity, preferred equity and warrants.
Since we intend to be an opportunistic investment vehicle, the composition of our portfolio will change with market conditions. We may invest across the capital structure, in both liquid and illiquid securities and obligations, which the Investment Professionals believe should allow us to access attractive risk-reward opportunities as they arise.
Identification of Investment Opportunities
The Investment Professionals employ a rigorous process to identify and evaluate potential investments. Central to the Investment Professionals’ investment process is the goal of exploiting market dislocations and inefficiencies driven by macro factors, including the COVID-19 pandemic, market-level changes and company characteristics.
Macro Factors
Macro factors that drive market dislocations occur throughout the global economy and include sovereign debt crises, political elections, global pandemics, including the current COVID 19 pandemic, and other unexpected geopolitical events. These factors drive highly correlated “risk on” and “risk off” market swings and frequently result in the indiscriminate selling or buying of securities and obligations at prices that the Investment Professionals believe are well below or above their intrinsic values.
Market-Level Changes
We believe that many commercial banks have decreased their lending to middle-market companies in recent years, which has created an opportunity for non-traditional market participants. In addition, we believe that traditional capital providers are focusing on only higher-quality and more liquid opportunities. The lower-rated portion of the market is often less efficiently priced due to limited capital availability, which allows for more attractive risk and return opportunities.

Company Characteristics
Company-specific factors that drive market dislocations include over-leveraged balance sheets, near-term liquidity or maturity issues, secular pressures on businesses, acute shock to company operations (including from government shutdowns of company operations), asset-light businesses and new or relatively small issuers. These factors may result in mispriced securities or obligations or require a highly structured direct loan.
The Investment Professionals believe current market conditions give rise to two primary sources of investment opportunities with favorable risk-reward characteristics. The first source is private debt, which capitalizes on the Investment Professionals’ experience in negotiating and structuring complex debt investments. Private debt can include (a) loan portfolios that banks need to sell in response to regulatory capital pressure, (b) capital solutions, which involve customized, negotiated solutions for companies unable to access traditional syndicated loan and high yield markets, (c) rescue financings, which are transactions structured to provide liquidity to companies with overleveraged balance sheets, often on an urgent basis and (d) other direct loan investments to support acquisitions or capital projects that are unable to obtain financing via more traditional channels. Private debt investments may include making loans directly to U.S. and non-U.S. borrowers. Because non-U.S. entities are not eligible portfolio companies (as described below) and their securities are not Qualifying Assets (as defined below), we do not expect investments in non-U.S. entities to be a large part of our portfolio. (See “Certain BDC Regulatory Considerations – Qualifying Assets” below). The second source is marketable securities or other forms of traded debt, which the Investment Professionals intend to purchase on the secondary market at prices they believe are below their intrinsic value. Once the Investment Professionals have identified a potential investment opportunity, they will evaluate the opportunity against the following investment criteria and guidelines. However, not all of these criteria will be met by each prospective portfolio company in which we invest.
•Covenant Protections. We generally expect to invest in loans that have covenants that may help to minimize our risk of capital loss and meaningful equity investments in the portfolio company. We intend to target investments that have strong credit protections, including default penalties, information rights and affirmative, negative and financial covenants, such as limitations on debt incurrence, lien protection and prohibitions on dividends.
•Sustainable Cash Flow. Our investment philosophy places emphasis on fundamental analysis from an investor’s perspective and has a distinct value orientation. We intend to focus on companies with significant asset or enterprise value in which we can invest at relatively low multiples of normalized operating cash flow. Additionally, we anticipate investing in companies with a demonstrated ability or credible plan to de-lever. Typically, we will not invest in start-up companies, companies having speculative business plans or structures that could impair capital over the long-term although we may target certain earlier stage companies that have yet to reach profitability.
•Experienced Management Team. We generally will look to invest in portfolio companies with an experienced management team and proper incentive arrangements, including equity compensation, to induce management to succeed and to act in concert with our interests as investors.
•Strong Relative Position in Its Market. We intend to target companies with what we believe to be established and leading market positions within their respective markets and well-developed long-term business strategies.
•Exit Strategy. We generally intend to invest in companies that we believe will provide us with the opportunity to exit our investments in three to eight years, including through (1) the repayment of the remaining principal outstanding at maturity, (2) the recapitalization of the company resulting in our debt investments being repaid and (3) the sale of the company resulting in the repayment of all of its outstanding debt.
•Geography. As a BDC, we will invest at least 70% of our investments in U.S. companies. To the extent we invest in non-U.S. companies, we intend to do so in accordance with Investment Company Act limitations and only in jurisdictions with established legal frameworks and a history of respecting creditor rights.
Investment Process
Our investment process consists of the following five distinct stages.
Source
The Strategic Credit group has dedicated sourcing professionals and also leverages its strong market presences and relationships across the global platform of our Adviser and its affiliates to gain access to opportunities from advisers, sponsors, banks, management teams, capital raising advisers and other sources. Our Adviser is a trusted partner to financial sponsors and management teams based on its long-term commitment and focus on lending across economic cycles. We believe this gives us access to proprietary deal flow and "first looks" at investment opportunities and that we are well-positioned for difficult and complex transactions.
Screen Using Investment Criteria
We are highly selective in making new investments. The initial screening process typically includes a review of the proposed capital structure of the portfolio company, including level of assets or enterprise value coverage, an assessment by our Adviser of the company’s management team and its equity ownership levels as well as the viability of its long-term business model, and a review of forecasted financial statements and liquidity profile. In addition, our Adviser may assess the prospect of industry or macroeconomic catalysts that may create enhanced value in the investment as well as the potential ability to enforce creditor rights, particularly where collateral is located outside of the United States.
Research
Prior to making any new investment, our Adviser seeks to engage in an extensive due diligence process led by investment analysts assigned to each transaction. The analysts assess a company’s management team, products, services, competitive position in its markets, barriers to entry and operating and financial performance, as well as the growth potential of its markets. In performing this evaluation, the analysts may use financial, descriptive and other due diligence materials provided by the target company, commissioned third party reports and internal sources, including members of the investment team, industry participants and experts with whom our Adviser has relationships. As part of the research process, our Adviser’s analysts typically perform a “what-if” analysis that explores a range of values for each proposed investment and a range of potential credit events.
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
Monitor
Our Adviser prioritizes managing risk. In managing our portfolio, our Adviser seeks to monitor each portfolio company to be well-positioned to make hold and exit decisions when credit events occur, our collateral becomes overvalued or opportunities with more attractive risk/reward profiles are identified. Investment analysts are assigned to each investment to monitor industry developments, review company financial statements, attend company presentations and regularly speak with company management. Based on their monitoring, the Investment Professionals seek to determine the optimal time and strategy for exiting and maximizing the return on the investment, typically when prices or yields reach target valuations. In circumstances where a particular investment is underperforming, our Adviser seeks to employ a variety of strategies to maximize its recovery based on the specific facts and circumstances of the underperforming investment, including actively working with the management to restructure all or a portion of the business, explore the possibility of a sale or merger of all or a portion of the assets, recapitalize or refinance the balance sheet, negotiate deferrals or other concessions from existing creditors and arrange new liquidity or new equity contributions. We believe that our Adviser’s experience with restructurings and our access to our Adviser’s deep knowledge, expertise and contacts in the distressed debt area will help us preserve the value of our investments.
In addition, we have proactively taken a number of actions to evaluate and support our portfolio companies in light of the COVID-19 pandemic, including outreach to a variety of management teams and sponsors. Our Adviser has been in contact with many of our portfolio companies to understand their liquidity and solvency positions. We believe that these efforts to closely monitor and identify vulnerable investments will allow us to address potential problems early and provide constructive solutions to our portfolio companies.
Valuation Procedures
We generally invest in debt securities issued by private middle-market companies. We are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by our board of directors, with the assistance of our audit committee and the Adviser. See “– Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investment Valuation” for a description of our investment valuation processes and procedures.

Investment Advisory Agreement
From July 9, 2018 through May 11, 2020, we were externally managed by OCM pursuant to an investment advisory agreement. On May 11, 2020, OCM effected the novation of such investment advisory agreement to our Adviser. Immediately following such novation, we and our Adviser entered into the Investment Advisory Agreement with the same terms, including fee structure, as the investment advisory agreement with OCM.
Certain of the Investment Professionals of our Adviser and its affiliates may have indirect ownership and pecuniary interests. In addition, our Adviser, its affiliates, the Investment Professionals, our executive officers and directors, and other current and future principals of our Adviser serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as we do and/or investment funds, accounts and other similar arrangements advised by Oaktree. An affiliated investment fund, account or other similar arrangement currently formed or formed in the future and managed by our Adviser or its affiliates may have investment objectives and strategies that overlap with ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, our Adviser and/or its affiliates may face conflicts of interest arising out of the investment advisory activities of our Adviser and other operations of Oaktree. See “– Allocation of Investment Opportunities and Potential Conflicts of Interest” below.
Our Adviser will not assume any responsibility to us other than to render the services described in, and on the terms of, the Investment Advisory Agreement, and will not be responsible for any action of our board of directors in declining to follow the advice or recommendations of our Adviser. Under the terms of the Investment Advisory Agreement, our Adviser (and its members (and their partners or members, including the owners of their partners or members), managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it) will not be liable to us for any action taken or omitted to be taken by our Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as our adviser (except to the extent specified in Section 36(b) of the Investment Company Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services). Absent willful misfeasance, bad faith or gross negligence in the performance of our Adviser’s duties or by reason of the reckless disregard of our Adviser’s duties and obligations under the Investment Advisory Agreement, we will provide indemnification from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by those described above in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or our security holders) arising out of or otherwise based upon the performance of any of our Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as our adviser.
Pursuant to the Investment Advisory Agreement, we are obligated to pay our Adviser a fee for investment advisory and management services consisting of two components – the Management Fee and the Incentive Fee (each as defined below). All Investment Professionals of the Adviser and certain of its affiliates who provide investment advisory services to us will be compensated by the Adviser or such affiliates, as described below.
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
     = 0.375% + (20% × 1.625%)
     = 0.375% + 0.325%
     = 0.70%.

Example 2: Capital Gains Portion of Incentive Fee:
Alternative 1 - Assumptions
•Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”).
•Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million.
•Year 3: FMV of Investment B determined to be $25 million.
•Year 4: Investment B sold for $31 million.

The Capital Gains Incentive Fee, if any, would be:
•Year 1: None.

•Year 2: $6.0 million Capital Gains Incentive Fee, calculated as follows: $30 million realized capital gains on sale of Investment A multiplied by 20%.
•Year 3: None; calculated as follows:(6) $5.0 million cumulative fee (20% multiplied by $25 million ($30 million cumulative capital gains less $5 million cumulative unrealized capital depreciation)) less $6.0 million (previous capital gains fee paid in Year 2).
•Year 4: $200,000 Capital Gains Incentive Fee, calculated as follows: $6.2 million cumulative fee (20% multiplied by $31 million cumulative realized capital gains ($30 million from Investment A and $1 million from Investment B)) less $6.0 million (previous capital gains fee paid in Year 2).

Alternative 2 - Assumptions
•Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”).
•Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million.
•Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million.
•Year 4: FMV of Investment B determined to be $35 million.
•Year 5: Investment B sold for $20 million.
The Capital Gains Incentive Fee, if any, would be:
•Year 1: None.
•Year 2: $5.0 million Capital Gains Incentive Fee, calculated as follows: 20% multiplied by $25 million ($30 million realized capital gains on sale of Investment A less $5 million unrealized capital depreciation on Investment B).
•Year 3: $1.4 million Capital Gains Incentive Fee, calculated as follows: $6.4 million cumulative fee (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million cumulative unrealized capital depreciation)) less $5.0 million (previous capital gains fee paid in Year 2).
•Year 4: $600,000 capital gains incentive fee, calculated as follows: $7.0 million cumulative fee (20% multiplied by $35 million cumulative realized capital gains) less $6.4 million (previous cumulative capital gains fee paid in Year 2 and Year 3).
•Year 5: None. $5.0 million cumulative fee (20% multiplied by $25 million ($35 million cumulative realized capital gains less $10 million realized capital losses)) less $7.0 million (previous cumulative capital gains fee paid in Years 2, 3 and 4).
_________________
Notes:
1.The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is expressed as a rate of return as of the beginning and the end of the immediately preceding calendar quarter. Solely for purposes of these illustrative examples, it has been assumed that we have not incurred any leverage. However, we expect to use leverage to partially finance our investments.
2.Represents 6.0% annualized Hurdle Rate.
3.Represents 1.00% annualized Management Fee.
4.Hypothetical other expenses. Excludes organizational and offering expenses.
5.The “Catch-Up” provision is intended to provide our Adviser with an Incentive Fee of approximately 20% on all of the Pre-Incentive Fee Net Investment Income, as if a Hurdle Rate did not apply, when the net investment income exceeds 1.875% in any calendar quarter.
6.If the Investment Advisory Agreement is terminated on a date other than December 31 of any year, we may pay aggregate Capital Gains Incentive Fees that are more than the amount of such fees that would have been payable if the Investment Advisory Agreement had been terminated on December 31 of such year. This would occur if the FMV of an investment declined between the time the Investment Advisory Agreement was terminated and December 31.

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
Our “Net Asset Value” as of any date of determination is the value of all of our assets, including accrued interest, dividends and assets purchased with borrowings, less all of our liabilities, including accrued expenses, any reserves established by the Adviser in its discretion for contingent liabilities and any borrowings. The Net Asset Value is determined by our board of directors (including any committee thereof) as and when required under the Investment Company Act.
Competition
We operate in a highly competitive market for investment opportunities. We compete for investments with various other investors, such as other public and private funds, other BDCs, commercial and investment banks, commercial finance companies and to the extent they provide an alternative form of financing, private equity funds, some of which may be our affiliates. Other Oaktree funds have investment objectives that overlap with ours, which may create competition for investment opportunities. Many competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures could impair our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities. See “Item 1A. Risk Factors – Risks Relating to Our Business and Structure – We operate in a highly competitive market for investment opportunities.”
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
In addition, on October 18, 2017, OCM received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is OCM or an investment adviser controlling, controlled by or under common control with OCM, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or BDC’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief (the “Exemptive Relief”). Each potential co-investment opportunity that falls under the terms of the Exemptive Relief and is appropriate for us and any affiliated fund or account, and satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size, and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at our Adviser. On December 15, 2020, we, with our Adviser and certain other affiliates, received a modified exemptive order that allows Oaktree proprietary accounts to participate in co-investment transactions subject to certain conditions.
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
If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement;

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

In order to maintain our qualification as a RIC for federal income tax purposes, we must, among other things:
•at all times during each tax year, have in effect an election to be treated as a BDC under the Investment Company Act;

•derive in each tax year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities (including loans), gains from the sale of stock or other securities or currencies, or other income derived with respect to our business of investing in such stock, securities or currencies and (b) net income derived from an interest in a “qualified publicly traded partnership;” (the “90% Gross Income Test”) and

•diversify our holdings so that at the end of each quarter of the tax year:

◦(i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of its assets or more than 10% of the outstanding voting securities of the issuer; and

◦(ii) no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (b) the securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (c) the securities of one or more “qualified publicly traded partnerships” ((i) and (ii) collectively, the “Diversification Tests”).
We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with increasing interest rates or debt instruments issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. Because any OID accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.
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

The Investment Company Act further requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the Investment Company Act. In addition, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by a vote of a majority of the outstanding voting securities, as required by the Investment Company Act. A majority of the outstanding voting securities of a company are defined under the Investment Company Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, and (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.
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
Investment Restrictions
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under such limits, except for registered money market funds, we generally cannot invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject stockholders to additional indirect expenses. None of the policies described above are fundamental and each such policy may be changed without stockholder approval, subject to any limitations imposed by the Investment Company Act. Our investment portfolio is also subject to certain source-of-income and asset diversification requirements by virtue of its status to be a RIC for U.S. tax purposes. See “– Election to be Taxed as a Regulated Investment Company” above for more information.
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
Sarbanes-Oxley Act
The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:
•pursuant to Rule 13a-14 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•pursuant to Rule 13a-15 under the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting and (starting from the date on which we cease to be an emerging growth company under the JOBS Act and have become an "accelerated filer" under the Exchange Act) must obtain an audit performed by our independent registered public accounting firm of the effectiveness of the Company's internal control over financial reporting. Foregoing the attestation requirement may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected; and

•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.
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

The following is a summary of the principal risk factors associated with an investment in us:

•Our current and future investments in distressed or bankrupt companies are subject to significant risks — As a result of the COVID-19 pandemic and related government actions, certain of our portfolio companies are distressed, and we have opportunistically acquired the securities and obligations of distressed companies. These and future investments in distressed companies are subject to significant risks, including lack of income, extraordinary expenses, uncertainty with respect to satisfaction of debt, lower-than-expected investment values or income potentials and resale restrictions.

•The COVID-19 pandemic and related government actions may adversely affect our business, results of operations and financial condition and those of our portfolio companies — Global economic, political and market conditions, including those caused by the COVID-19 pandemic, have adversely affected (and in the future, could further adversely affect) our business, results of operations and financial condition and those of our portfolio companies.

•Uncertainty regarding LIBOR may adversely affect our business, results of operations and financial condition —Changes in interest rates, changes in the method for determining the London Interbank Offered Rate ("LIBOR") and the potential replacement of LIBOR may adversely affect our cost of capital and net investment income.

•Our investments in portfolio companies may be risky, and we could lose all or parts of our investments — Middle-market companies in which we primarily invest, as compared with larger companies, may have more limited financial resources, less predictable operating results, greater exposure to economic downturns and limited operating histories, and, for many of our investments, the portfolio companies are highly leveraged and there is little or no publicly available information about them, and our investments in such companies are not rated by any rating agency.

•We operate in a highly competitive market for investment opportunities — We may not be able to take advantage of attractive investment opportunities as a result of competition with other investors, and our Adviser may not be able to identify and obtain a sufficient number of investment opportunities.

•A significant portion of our portfolio securities do not have a readily available market price and, as a result, valuations of our portfolio involve uncertainties and subjective determinations — Our portfolio securities typically do not have a readily available market price and, in such a case, we value these securities at fair value as determined in good faith under procedures adopted by our board of directors, with the assistance of our audit committee and our Adviser, which valuation is inherently subjective and may not reflect what we may actually realize from the sale of the investment.

•We are dependent upon our Adviser for future success — Our ability to achieve our investment objective depends in     substantial part on the management, skill and acumen of our Adviser. If our Adviser were to lose key personnel or were to resign, our ability to achieve our investment objective could be significantly impeded.

•Our Adviser may face conflicts of interest — Conflicts of interest may exist from time to time between our Adviser and certain of its affiliates involved with us, which could impact our investment returns.

•We are subject to substantial regulation — Regulations governing our operation as a BDC and RIC affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

•Our indebtedness could adversely affect our business, financial conditions or results of operations — We borrow money, which magnifies the potential for gain or loss on amounts invested, and each of our investments is pledged as collateral under one or more of our credit facilities, which may increase the risk of investing in us.

•Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability — Economic recessions or downturns, changes in regulations or regulatory interpretations thereof, transitions of government, and uncertainty regarding any of the foregoing may have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our portfolio companies to repay debt or pay interest.

Risks Relating to the COVID-19 Pandemic

Global economic, political and market conditions caused by the current public health crisis have adversely affected, and may continue to adversely affect our business, results of operations and financial condition and those of our portfolio companies.

A novel strain of coronavirus initially appeared in China in late 2019 and rapidly spread to other countries, including the United States.  In an attempt to slow the spread of the coronavirus, governments in many jurisdictions, including the United States, the United Kingdom, France, Italy, South Korea and China, placed restrictions on travel, issued “stay at home” orders and ordered the temporary closure of "non-essential" businesses, such as factories and retail stores.  These restrictions and closures have impacted supply chains, consumer demand and the operations of many businesses. As jurisdictions around the United States and the world continue to experience surges in cases of COVID-19 and governments consider pausing the lifting of or re-imposing restrictions, there is considerable uncertainty surrounding the full economic impact of the coronavirus and the long-term effects on the U.S. and global financial markets.

Any disruptions in the capital markets, as a result of the COVID-19 pandemic or otherwise, may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market.  These and any other unfavorable economic conditions created by the coronavirus and related restrictions and closures could increase our funding costs, limit our access to the capital markets and result in a decision by lenders not to extend credit to us. During the spring of 2020, the occurrence of these events negatively impacted the fair value of the investments that we held, and if they were to occur again in the future, could limit our investment originations (including as a result of the investment professionals of our Adviser diverting their time to the restructuring of certain investments), negatively impact our operating results and limit our ability to grow.  In addition, our success depends in substantial part on the management, skill and acumen of our Adviser, whose operations may be adversely impacted, including through quarantine measures and travel restrictions imposed on its investment professionals or service providers, or any related health issues of such investment professionals or service providers.

In addition, the coronavirus-related restrictions and closures and related market conditions resulted in, and if re-imposed in the future, could further result in, certain of our portfolio companies halting or significantly curtailing operations and negative impacts to the supply chains of certain of our portfolio companies. The financial results of middle-market companies in which we primarily invest, have experienced deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration will further depress the outlook for middle-market companies. Further, adverse economic conditions have decreased and may in the future decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions have required and may in the future require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations. In addition, as governments ease COVID-19 related restrictions, certain of our portfolio companies may experience increases in health and safety expenses, payroll costs and other operating expenses.

As the potential impact of the coronavirus remains difficult to predict, the extent to which the coronavirus could negatively affect our and our portfolio companies’ operating results or the duration or reoccurrence of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments regarding the duration and severity of the coronavirus and the actions taken by governments (including stimulus measures or the lack thereof) and their citizens to contain the coronavirus or treat its impact, all of which are beyond our control. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

As a result of the COVID-19 pandemic and related government actions, certain of our portfolio companies are distressed, and we have opportunistically acquired the securities and obligations of distressed companies. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, when we invest in distressed debt, our ability to achieve current income for our stockholders may be diminished, particularly where the portfolio company has negative earnings before interest, taxes, depreciation and amortization ("EBITDA").

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

We invest primarily in privately owned small- and medium-sized companies. Investments in these types of companies pose a number of significant risks. For example, such companies: (a) have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress; (b) may have limited financial resources and may be unable to meet their obligations under the debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment; (c) may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns; (d) are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on us; (e) may have less predictable operating results, may from time to time be parties to litigation, may be engaged in volatile businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and (f) are not subject to the Exchange Act and other regulations that govern public companies, and therefore provide little information to the public. In addition, we, our Adviser, its affiliates and their directors, executive management team and members and the Investment Professionals may, in the ordinary course of business, be named as defendants in litigation arising from our investments in such portfolio companies.

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

These factors may make certain of our portfolio companies more susceptible to the adverse effects of the COVID-19 pandemic and resulting government regulations.

Our investments in portfolio companies may be risky, and we could lose all or parts of our investments.

The companies in which we invest are typically highly leveraged, and, in most cases, our investments in such companies are not rated by any rating agency. If such investments were rated, we believe that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade (i.e., below BBB- or Baa), which is often referred to as "high yield" and "junk." Exposure to below investment grade securities involves certain risks, and those securities are viewed as having predominately speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Investing in small and mid-sized companies involves a number of significant risks. Securities in the lower-rated categories and comparable non-rated securities are subject to greater risk of loss of principal and interest than higher-rated and comparable non-rated securities and are generally considered to be predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal. Such issuers typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of financial risk. During an economic downturn or recession, such as the current recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Because investors generally perceive that there are greater risks associated with the lower-rated and comparable non-rated securities, the yields and prices of such securities may be more volatile than those for higher-rated and comparable non-rated securities. The market for lower-rated and comparable non-rated securities is thinner, often less liquid and less active than that for higher-rated or comparable non-rated securities, and the market prices of such securities are subject to erratic and abrupt movements. The spread between bid and asked prices for such securities may be greater than normally expected. Such factors can adversely affect the prices at which these securities can be sold and may even make it difficult to sell such securities.

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

Except to the extent required as a BDC or RIC, the Adviser is not under any other obligation to diversify our investments, whether by reference to the amount invested or the industries or geographical areas in which portfolio companies operate. Oaktree may allocate capital among investments as it determines in its sole discretion, subject to the goal of maximizing our returns, and stockholders will have no assurances with respect to the diversification or geographic concentration of the investment program. This lack of diversification will expose us to losses disproportionate to market declines in general if there are disproportionately greater adverse price movements in the particular investments, and our investment portfolio may be subject to more rapid changes in value than would be the case if we were required to maintain a wide diversification among companies, industries and types of securities. To the extent we hold investments concentrated in a particular issuer, security, asset class, industry or geographic region, we will be more susceptible than a more widely diversified investment vehicle to the negative consequences of a single corporate, economic, political or regulatory event. Unfavorable performance by any number of investments could substantially adversely affect the aggregate returns realized by stockholders. Approximately 17.64% of the Company's investments at fair value as of September 30, 2020 are concentrated in the Application Software industry.
Our portfolio companies may be highly leveraged.

Our investments may include companies whose capital structures have significant leverage. Such investments are inherently more sensitive to declines in revenues and to increases in expenses and interest rates. The leveraged capital structure of such investments will increase the exposure of the portfolio companies to adverse economic factors, such as downturns in the economy (including the current recession) or deterioration in the condition of the portfolio company or its industry. Additionally, the securities acquired by us may be the most junior in what will typically be a complex capital structure, and thus subject to the greatest risk of loss.

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

We may be called upon to provide follow-on funding for our investments or have the opportunity to increase our investment in such investments. There can be no assurance that we will wish to make follow-on investments or that we will have sufficient funds to do so. Any decision by us not to make follow-on investments or our inability to make them may have a substantial negative impact on an investment in need of such an investment or may diminish our ability to influence such investment’s future development. There can be no assurance that the Adviser will be able to predict accurately how much capital may need to be reserved by us for participation in follow-on investments. If more capital is reserved than is necessary, then we may receive a lower allocation of other investment opportunities. If less capital is reserved than is necessary, then we may not be able to fully protect or enhance our existing investment.

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
Our investments include OID and contractual PIK interest, which typically represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:
•OID and PIK instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;
•OID and PIK accruals may create uncertainty about the source of our distributions to stockholders;
•OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral; and
•OID and PIK instruments may represent a higher credit risk than coupon loans.
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
Investing in derivative instruments, particularly OTC derivatives, presents various risks, including market, counterparty, operational and liquidity risks. The prices of derivative instruments, including swaps, forwards and options may be highly volatile and such instruments may subject us to significant loses. The value of derivatives also depends upon the price of the underlying security or other asset or index. Typically, investing in a derivative instrument requires the deposit or payment of an initial amount much smaller than the notional or nominal exposure amount from such derivative instrument. Therefore, if the relevant cash market moves against us, we will suffer a larger loss than we would have by directly investing in the underlying security or other asset or index. OTC derivatives are also subject to the default and credit risk of the counterparty if they are not cleared through CCPs, while centrally cleared derivatives are subject to the credit risk of the CCP and the relevant futures commission merchant (“FCM”) or other clearing broker. In addition, significant disparities may exist between “bid” and “ask” prices for derivative instruments that are traded over-the-counter and not on an exchange. While such OTC derivatives are subject to increased regulation under the Dodd-Frank Act, the investor protections and other regulations applicable to such OTC derivatives differ from those applicable to futures and other exchange-traded instruments. In addition, compared with such exchange-traded instruments, the market for OTC derivatives is less liquid.

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
Our investment activities subject us to the risks of becoming involved in litigation by third parties. This risk is somewhat greater where we exercise control or significant influence over a company’s direction. In addition, in the course of providing managerial assistance to certain portfolio companies, certain of our or the Adviser’s officers and directors may serve as directors on the boards of such companies. In connection therewith, we will be required to indemnify the Adviser and its affiliates, and each of their respective members, officers, directors, employees, shareholders, partners, and certain other persons who serve at the request of the Adviser or its affiliates on our behalf for liabilities incurred in connection with our affairs. Such liabilities may be material and have an adverse effect on the returns to the stockholders. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent certain conduct by the Adviser, be payable from our assets. It should also be noted that the Adviser may, but shall not be required to, purchase insurance for us, the Adviser and our affiliates, employees, agents and representatives. Additionally, the Governing Documents, to the extent permitted by law, will limit the circumstances under which the Adviser can be held liable to us and the stockholders. As a result, the stockholders may have a more limited right of action in certain cases than they would in the absence of this provision.
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
Many current and potential competitors in the debt and equity origination business are much larger than we are and, accordingly, have far greater financial, technical, marketing and other resources. We are subject to various elements of competition, including interest rates and financing costs; origination standards; convenience; customer service; the size, term and seniority of financing arrangements; and marketing and distribution channels. Price pressure from competitors (including market participants that are not directly originating loans) may cause us to lower the interest rates that we charge borrowers, which consequently may lower the value of our loans. Further, if competitors adopt less stringent loan origination standards in order to maintain their loan origination volume, we may elect to do so as well. If we adopt less stringent loan origination standards, we will bear increased risk for each loan originated under such less stringent standards, which may not be compensated by an increase in price. Alternatively, we may determine not to adopt less stringent origination standards in this competitive environment, which decision may result in a loss of market share. Increased pressure on pricing and origination opportunities likely would reduce the volume and quality of our origination activity and materially adversely affect us. In particular, from time to time there may be influxes of capital directed at lending to smaller borrowers, which may result in a tendency by the highest quality borrowers to borrow from sources other than us such that our origination opportunities and our eventual portfolio include a disproportionate number of lower quality borrowers or issuers, exacerbating some of the risks outlined here.
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
Risks Relating to Our Business and Structure
We face risks associated with the deployment of our capital.
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

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our common stock. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the LIBOR, the federal funds rate or prime rate. An increase in interest rates may make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and increase defaults even where our investment income increases. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.

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

As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association (“BBA”) member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined (to the extent it continues beyond 2021). Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities.

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

It remains unclear whether the cessation of LIBOR will be delayed due to COVID-19 or what form any delay may take, and there are no assurances that there will be a delay. It is also unclear what the duration and severity of COVID-19 will be, and whether this will impact LIBOR transition planning. COVID-19 may also slow regulators’ and others’ efforts to develop and implement alternative reference rates, which could make LIBOR transition planning more difficult, particularly if the cessation of LIBOR is not delayed but an alternative reference rate does not emerge as industry standard. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established and we may also need to renegotiate the terms of our credit facilities. Any such renegotiations may have a material adverse effect on our business, financial condition and results of operations, including as a result of changes in interest rates payable to us by our portfolio companies or payable by us under our credit facilities.

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
We are an “emerging growth company” as defined in the JOBS Act. As a result, we have taken advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We cannot predict if investors will find the Common Stock less attractive because we rely on this exemption. If some investors find the Common Stock less attractive as a result, there may be less of an interest in investing. We did not take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of an initial public offering, (ii) in which we have total annual gross revenue of at least $1 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of the Common Stock that is held by non-affiliates exceeds $700 million as of the end of the prior second fiscal quarter, and (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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
Our Governing Documents, as well as the DGCL, contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. Among other things, the Governing Documents:

•provide that our board of directors is classified, which may delay the ability of holders of Common Stock to change the membership of a majority of our board of directors;

•do not provide for cumulative voting;

•provide that vacancies on our board of directors, including newly created directorships, may be filled only by a majority vote of remaining directors then in office (even if they constitute less than a quorum), or by a sole remaining director, subject to any applicable requirements of the Investment Company Act and the rights of any holders of preferred stock;

•provide that our board of directors may be removed only for cause, and only by a supermajority vote of the stockholders entitled to elect such directors;

•provide that, following a Qualified Listing, stockholders may only take action at an annual or special meeting, and may not act by written consent;

•restrict stockholders’ ability to call special meetings; and

•require a vote of 75% of stockholders to effect certain amendments to our Governing Documents.

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
The past performance of other funds, accounts or investment vehicles managed by our Adviser or its affiliates is not necessarily indicative of our future performance and provides no assurance of future results. As a BDC, we are subject to certain investment limitations that do not apply to other funds, accounts or investment vehicles managed by Oaktree and its affiliates and, accordingly, we may have a materially different portfolio than does such other funds, accounts or investment vehicles. In addition, the fees and expenses we will pay may be different from, and may be higher than, those applicable to such other funds, accounts or investment vehicles. Furthermore, our Adviser does not have significant experience operating under the constraints imposed on us as a BDC, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. There can be no assurance that we will be able to (a) successfully identify, make and realize upon any particular investment or (b) achieve desired spreads and yields to maturity (or that such performance will be commensurate with the risks associated with an investment in us). Actual realized returns will depend on, among other factors, future operating results, pace of deployment, refinancings, whether such interests are held to maturity, value of the underlying assets, foreclosures, market conditions, legal and contractual restrictions, any related transaction costs, and the timing and manner of sale. Therefore, the actual realized returns may differ materially from those obtained by other funds, accounts or investment vehicles managed by Oaktree and its affiliates and there can be no assurance that any such performance will be achieved or that losses will be avoided.
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

Risks Relating to our Use of Leverage and our Credit Facilities

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

As of September 30, 2020, we had $5.0 million of outstanding indebtedness under our CNB-2 Facility and $100.0 million of outstanding indebtedness under our Citibank Facility. These debt instruments require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2020 was 2.1% (exclusive of deferred financing costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2020 total assets of at least 0.50%. If we are unable to meet the financial obligations under our credit facilities, the lenders under the credit facilities will have a superior claim to our assets over our stockholders.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to common stockholder	-13.69%	-7.17%	-0.65%	5.88%	12.40%

For purposes of this table, we have assumed $452.6 million in total assets (less all liabilities and indebtedness not represented by senior securities), $105.0 million in debt outstanding, $347.0 million in net assets as of September 30, 2020, and a weighted average interest rate of 2.1% as of September 30, 2020 (exclusive of deferred financing costs). Actual interest payments may be different.

We are subject to certain risks associated with our credit facilities.

As of September 30, 2020, substantially all of our assets were pledged as collateral under our credit facilities and may be pledged as collateral under future credit facilities. If we default on our obligations under these facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.

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

Risks Relating to our External Management

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

In addition, on October 18, 2017, our former adviser received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is OCM or an investment adviser controlling, controlled by or under common control with OCM, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or BDC’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the Exemptive Relief. Each potential co-investment opportunity that falls under the terms of the Exemptive Relief and is appropriate for us and any affiliated fund or account, and satisfies the then-current board-established criteria, will be offered to us and such other eligible funds and accounts. If there is a sufficient amount of securities to satisfy all participants, the securities will be allocated among the participants in accordance with their proposed order size and if there is an insufficient amount of securities to satisfy all participants, the securities will be allocated pro rata based on the investment proposed by the applicable investment adviser to such participant, up to the amount proposed to be invested by each, which is reviewed and approved by an independent committee of legal, compliance and accounting professionals at the Adviser. Although Oaktree will endeavor to allocate investment opportunities in a fair and equitable manner, we and the stockholders could be adversely affected to the extent investment opportunities are allocated to other investment vehicles managed or sponsored by, or affiliated with, our executive officers, directors and members of the Adviser. We might not participate in each individual opportunity, but will, on an overall basis, be entitled to participate equitably with other entities managed by Oaktree and its affiliates. Oaktree seeks to treat all clients fairly and equitably such that none receive preferential treatment vis-à-vis the others over time, in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain funds or accounts receive allocations where others do not.

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
As a BDC, we are required to comply with certain regulatory requirements. For example, we are not generally permitted to invest in any portfolio company in which a fund managed by Oaktree or any of its downstream affiliates (other than us and our downstream affiliates) currently has an investment, or make any co-investments with our Adviser or its affiliates, including any fund managed by Oaktree or any of its downstream affiliates (other than us and our downstream affiliates), without exemptive relief from the SEC, subject to certain exceptions. The SEC has granted our former adviser and certain of its affiliates Exemptive Relief that permits certain present and future funds advised by OCM (or a future investment adviser controlling, controlled by or under common control with OCM), including us, to co‑invest in suitable negotiated investments. Co‑investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction. On December 15, 2020, we, with the Adviser and certain other affiliates, received a modified exemptive order that allows Oaktree proprietary accounts to participate in co-investment transactions subject to certain conditions. We may also co-invest with funds managed by Oaktree or any of its downstream affiliates, subject to compliance with applicable law and regulations, existing regulatory guidance, and our Adviser’s allocation policies and procedures.
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
By reason of their responsibilities in connection with us and the Other Oaktree Funds, personnel of our Adviser or its affiliates may acquire confidential or material non-public information or be restricted from initiating transactions in certain securities. Our Adviser or its affiliate, as applicable, will not be free to act upon any such information. Due to these restrictions, we may not be able to initiate a transaction that we otherwise might have initiated and may not be able to sell an investment that we otherwise might have sold. Notwithstanding the foregoing, our Adviser may determine, in its sole discretion at any time, that such information could impair its ability to effect certain transactions on our behalf, whether for legal, contractual, or other reasons. Accordingly, our Adviser may elect not to receive such information. Lack of access to any such information may adversely affect our investments that in some cases may have been avoided had we or our Adviser had such information.
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
General Risk Factors
Economic recessions or downturns, such as the current recession, may have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our portfolio companies to repay debt or pay interest.
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
When recessionary conditions exist, such as the current recession, the financial results of middle-market companies, like those in which we invest, typically experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, there can be reduced demand for certain of our portfolio companies’ products and services and/or other economic consequences, such as decreased margins or extended payment terms. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions may require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which may result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.
Global economic, political and market conditions, including downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The decision made in the United Kingdom referendum to leave the EU (the so-called “Brexit”) has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. While the United Kingdom commenced its withdrawal from the EU on January 31, 2020, the transition and its surrounding negotiations are ongoing, which creates uncertainty and may lead to continued volatility. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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
Holders
As of December 15, 2020, there were 1,747 holders of record of our Common Stock.
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
The following selected financial data should be read together with the information contained in Part II, Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited financial statements and the notes thereto in Part II, Item 8 of this Form 10-K, "Consolidated Financial Statements and Supplementary Data." The financial information as of September 30, 2020, 2019 and 2018 and for the years ended September 30, 2020 and 2019 and for the period from the commencement of operations, August 6, 2018, through September 30, 2018 set forth below was derived from our audited financial statements and related notes, which are included in "Consolidated Financial Statements and Supplementary Data" in Part II, Item 8 of this Form 10-K.

	As of September 30, 2020 and for the year ended September 30, 2020	As of September 30, 2019 and for the year ended September 30, 2019	As of September 30, 2018 and for the period from August 6, 2018 (commencement of operations) through September 30, 2018
Statement of Operations data:
Total investment income	$32,834,351	$11,667,397	$110,886
Base management fee	3,689,499	1,570,326	39,726
Investment income incentive fee	3,955,710	411,257	—
Capital gains incentive fee	1,027,505	385,550	42,021
All other expenses	6,991,557	5,608,624	701,695
Net investment income (loss)	17,170,080	3,691,640	(672,556)
Net unrealized appreciation (depreciation)	(1,439,671)	1,691,630	210,104
Net realized gains (losses)	6,570,831	236,124	—
Provision for income tax (expense) benefit	6,367	—	—
Net increase (decrease) in net assets resulting from operations	22,307,607	5,619,394	(462,452)
Per share data:
Net asset value per common share at period end	$19.94	$20.65	$19.70
Net investment income (loss) (1)	1.38	0.90	(0.70)
Net unrealized appreciation (depreciation) (1)	(0.12)	0.41	0.22
Net realized gains (losses) (1)	0.53	0.06	—
Net increase (decrease) in net assets resulting from operations (1)	1.80	1.37	(0.48)
Balance Sheet data at period end:
Total investments at fair value	$429,851,146	$291,147,011	$25,232,606
Cash, cash equivalents and restricted cash	31,016,086	11,348,126	10,131,268
Other assets	4,773,250	8,454,350	872,878
Total assets	465,640,482	310,949,487	36,236,752
Credit facilities	105,000,000	83,000,000	—
Other liabilities	13,638,715	56,322,737	5,864,435
Total liabilities	118,638,715	139,322,737	5,864,435
Total net assets	347,001,767	171,626,750	30,372,317
Other data:
Weighted average yield on debt investments at fair value (2)	7.5%	7.1%	7.7%
Number of portfolio companies at period end	88	69	16

(1)Calculated based on weighted average shares outstanding for the period.
(2)Weighted average yield is calculated based upon our debt investments at fair value at the end of the period.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this annual report on Form 10-K.
Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or the future performance or financial condition of Oaktree Strategic Income II, Inc. (together with its subsidiaries, where applicable, the "Company", which may also be referred to as "we," "us" or "our"). The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

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
We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
We were formed on April 30, 2018 as a Delaware corporation and are externally managed by our Adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) between us and our Adviser, which was approved by our board of directors on May 11, 2020. From July 9, 2018 through May 11, 2020, we were managed by Oaktree Capital Management, L.P., an affiliate of our Adviser. We seek to invest opportunistically across asset classes and geographies, primarily in the form of senior loans, and to a lesser extent, high yield bonds, to borrowers that are in need of direct loans, rescue financings or other capital solutions or that have had challenged or unsuccessful primary offerings. Our investment objective is to generate current income and long-term capital appreciation. We seek to achieve our investment objective without subjecting principal to undue risk of loss by investing primarily in situations where a company or its owners (a) are overleveraged or facing pressures to recapitalize, (b) are unable to access broadly syndicated capital markets, (c) are undervalued after having recently exited bankruptcy or completed a restructuring or (d) are otherwise affected by mispricings or inefficiencies in the capital markets or at different points throughout the credit cycle. We seek to generate revenues primarily in the form of interest income from the investments we hold.
We conducted private offerings (each, a “Private Offering”) of shares of our common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each Closing of a Private Offering, each investor participating in that closing made a capital commitment (each, a “Capital Commitment") to purchase our Common Stock pursuant to a subscription agreement entered into with us in connection with its Capital Commitment (“Subscription Agreement”). Investors were required to fund drawdowns to purchase our Common Stock up to the amount of their respective Capital Commitments on an as-needed basis with a minimum of ten calendar days' prior notice (excluding the initial drawdown for each investor). The initial closing of a Private Offering occurred on August 6, 2018 (the “Initial Closing”). We commenced our loan origination and investment activities shortly after our initial capital drawdown from our non-affiliated investors (the "Initial Drawdown"). The proceeds from the Initial Drawdown provided us with the necessary seed capital to commence operations. As of September 30, 2020, we completed drawdowns of $337,558,996 of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser. As of September 30, 2020, we held $429,851,146 of investments at fair value, up from $291,147,011 held at September 30, 2019, primarily driven by drawdowns on capital commitments during the year ended September 30, 2020.
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
As of September 30, 2020, 89.8% of our debt investment portfolio (at fair value) and 90.5% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the London Interbank Offered Rate ("LIBOR"), and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased beginning in March 2020. A prolonged reduction in interest rates will result in a decrease in our total investment income and could result in a decrease in our net investment income to the extent the decreases are not offset by an increase in the spread on our floating rate investments, a decrease in our interest expense or a reduction of our incentive fee on income. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few transactions utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it remains unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate and may also need to renegotiate the terms of our borrowing facilities. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist. It remains unclear whether the cessation of LIBOR will be delayed due to COVID-19 or what form any delay may take, and there are no assurances that there will be a delay. It is also unclear what the duration and severity of COVID-19 will be, and whether this will impact LIBOR transition planning. COVID-19 may also slow regulators’ and others’ efforts to develop and implement alternative reference rates, which could make LIBOR transition planning more difficult, particularly if the cessation of LIBOR is not delayed but an alternative reference rate does not emerge as industry standard.

Critical Accounting Policies
Basis of Presentation
Our accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation. We are an investment company following the accounting and reporting guidance in Financial Accounting Standards Board ("FASB"), Accounting Standards Codification ("ASC"), Topic 946, Financial Services – Investment Companies, or ASC 946.
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
With the exception of the line items entitled "deferred financing costs," "other assets," "deferred tax liability" and "credit facilities payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "interest receivable," "receivables from unsettled transactions," "receivable for shares sold," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliates," "interest payable," "director fees payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.
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
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30, 2020, there was one investment on which we had stopped accruing cash interest and/or PIK interest and/or OID income.
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
Fee Income
The Adviser or its affiliates may provide financial advisory services to portfolio companies in connection with structuring a transaction and in return we may receive fees for capital structuring services. These fees are generally nonrecurring and are recognized by us upon the investment closing date. We may also receive additional fees in the ordinary course of business, including servicing, amendment, and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.
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
Portfolio Composition
As of September 30, 2020, the fair value of our investment portfolio was $429.9 million and was comprised of investments in 88 portfolio companies. As of September 30, 2019, the fair value of our investment portfolio was $291.1 million and was comprised of investments in 69 portfolio companies.
As of September 30, 2020 and September 30, 2019, our investment portfolio consisted of the following:

	September 30, 2020	September 30, 2019
Cost:
Senior secured debt	96.05%	97.20%
Subordinated debt	3.71%	2.49%
Common equity & warrants	0.21%	0.27%
Preferred equity	0.03%	0.04%
Total	100.00%	100.00%

	September 30, 2020	September 30, 2019
Fair Value:
Senior secured debt	95.57%	97.14%
Subordinated debt	3.98%	2.52%
Common equity & warrants	0.42%	0.30%
Preferred equity	0.03%	0.04%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	September 30, 2020	September 30, 2019
Fair Value:
Application Software	17.64%	20.64%
Pharmaceuticals	7.21%	2.90%
Biotechnology	5.94%	7.14%
Personal Products	4.70%	1.73%
Movies & Entertainment	4.25%	1.20%
Integrated Telecommunication Services	4.02%	6.38%
Health Care Technology	3.84%	4.27%
Health Care Services	3.71%	3.78%
Internet Services & Infrastructure	3.38%	6.52%
Insurance Brokers	3.01%	1.35%
Fertilizers & Agricultural Chemicals	2.78%	—%
Systems Software	2.61%	4.51%
Data Processing & Outsourced Services	2.45%	2.80%
Oil & Gas Storage & Transportation	2.22%	—%
Publishing	2.18%	0.68%
Diversified Support Services	2.08%	3.22%
Real Estate Services	1.97%	3.05%
Distributors	1.95%	—%
Diversified Real Estate Activities	1.93%	—%
Metal & Glass Containers	1.86%	0.48%
Health Care Supplies	1.84%	—%
Independent Power Producers & Energy Traders	1.79%	—%
Oil & Gas Refining & Marketing	1.74%	2.75%
Restaurants	1.73%	—%
Airport Services	1.61%	—%
Aerospace & Defense	1.45%	2.40%
Hotels, Resorts & Cruise Lines	1.43%	—%
Industrial Machinery	1.39%	0.47%
Internet & Direct Marketing Retail	1.26%	—%
IT Consulting & Other Services	1.25%	1.83%
Specialized REITs	0.93%	1.15%
Managed Health Care	0.88%	1.37%
Trading Companies & Distributors	0.68%	1.03%
Alternative Carriers	0.60%	3.22%
Household Products	0.31%	0.65%
Property & Casualty Insurance	0.25%	—%
Electronic Components	0.21%	—%
Health Care Facilities	0.18%	—%
Multi-Sector Holdings	0.18%	—%
Construction Materials	0.17%	—%
Specialized Finance	0.15%	0.27%
Construction & Engineering	0.13%	0.34%
Food Retail	0.11%	0.34%
Research & Consulting Services	—%	2.74%
Interactive Media & Services	—%	2.31%
Auto Parts & Equipment	—%	2.00%
Financial Exchanges & Data	—%	1.95%
Health Care Equipment	—%	1.72%
Cable & Satellite	—%	1.46%
Electric Utilities	—%	0.42%
Health Care Distributors	—%	0.39%
Oil & Gas Equipment & Services	—%	0.30%
Oil & Gas Exploration & Production	—%	0.24%
Total	100.00%	100.00%

The table below describes investments by geographic composition at fair value as a percentage of total investments:

	September 30, 2020	September 30, 2019
Fair Value:
United States	87.29%	89.06%
United Kingdom	5.12%	3.81%
Luxembourg	2.38%	2.64%
Switzerland	2.37%	—%
Iceland	1.23%	1.61%
Australia	1.19%	—%
Canada	0.42%	0.99%
Denmark	—%	0.08%
France	—%	1.81%
Total	100.00%	100.00%

See the Schedule of Investments as of September 30, 2020 and September 30, 2019 in our consolidated financial statements in Part I, Item 1, of this Form 10-K for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of the years ended September 30, 2020 and September 30, 2019
Investment Income
Total investment income for the year ended September 30, 2020 was $32,834,351 and consisted of $30,518,582 of interest income primarily from portfolio investments (including $1,628,775 of PIK interest income) and $2,315,769 of fee income. Total investment income for the year ended September 30, 2019 was $11,667,397 and consisted of $11,195,658 of interest income primarily from portfolio investments (including $558,051 of PIK interest income) and $471,739 of fee income. The increase in total investment income was primarily due to an increase in the size of our investment portfolio and higher make-whole interest income and prepayments fees earned on exited investments as compared to the prior year. Based on fair value as of September 30, 2020, the weighted average yield on our debt investments was 7.5%, compared to 7.1% as of September 30, 2019.

Expenses
Total expenses for the years ended September 30, 2020 and September 30, 2019 were $15,664,271 and $7,961,242, respectively. The increase in total expenses was primarily due to (1) an increase in the size of our investment portfolio as compared to the prior year, which drove a $2,119,173 increase in base management fees and an increase in borrowings, which, in turn, contributed to a $1,827,303 increase in interest expense, (2) an increase in total investment income which resulted in a $3,544,453 increase in investment income incentive fees and (3) higher realized gains which resulted in a $641,955 increase in accrued capital gains incentive fees.

	Year ended September 30, 2020	Year ended September 30, 2019
Expenses:
Base management fee	$3,689,499	$1,570,326
Investment income incentive fee	3,955,710	411,257
Capital gains incentive fee	1,027,505	385,550
Offering costs	—	642,205
Organization expenses	—	56,921
Professional fees	873,795	810,823
Directors fees	155,137	105,000
Interest expense	4,644,696	2,817,393
Administrator expense	470,898	421,173
General and administrative expenses	847,031	740,594
Total expenses	$15,664,271	$7,961,242
Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation was $1,439,671 for the year ended September 30, 2020, largely due to (i) unrealized depreciation on foreign currency forward contracts and (ii) increased market volatility and wider credit spreads resulting from the onset of the COVID-19 pandemic in March 2020 and the direct impact of the COVID-19 pandemic on certain of our portfolio companies. Net unrealized appreciation was $1,691,630 for the year ended September 30, 2019, primarily driven by unrealized appreciation across various investments in the portfolio.
Net Realized Gains (Losses)
Net realized gains were $6,570,831 and $236,124 for the years ended September 30, 2020 and 2019, respectively. Of the $6,570,831 net realized gains for the year ended September 30, 2020, $3,604,581 was driven by realized gains resulting from sales related to one investment in the portfolio.
Comparison of the years ended September 30, 2019 and September 30, 2018
The comparison of the fiscal years ended September 30, 2019 and 2018 can be found within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the fiscal year ended September 30, 2019 which is incorporated by reference herein.
Financial Condition, Liquidity and Capital Resources
We generate cash from (1) the cash proceeds from Private Offerings and any other future offerings of securities, (2) cash flows from operations, including earnings on investments, as well as interest earned from the temporary investment of cash in cash-equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, and (3) borrowings from banks and issuances of senior securities.
Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including our expenses, the Management Fee and the Incentive Fee), (3) debt service of borrowings under our credit facilities, and (4) cash distributions to the stockholders.
For the year ended September 30, 2020, we experienced a net increase in cash and cash equivalents of $19,667,960. During that period, $155,021,135 of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by cash proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $174,799,983, primarily consisting of $22,000,000 of net borrowings under our credit facilities and $169,064,498 of net proceeds from Private Offerings, partially offset by distributions to stockholders of $15,649,588 and financings costs paid of $614,927.

For the year ended September 30, 2019, we experienced a net increase in cash and cash equivalents of $1,216,858. During that period, $215,909,925 of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by cash proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $217,097,515, primarily consisting of $137,699,729 of net proceeds from Private Offerings and $83,000,000 of net borrowings under our credit facilities, partially offset by distributions to stockholders of $2,372,190 and financing costs paid of $1,107,121.
As of September 30, 2020, we had $31,016,086 of cash and cash equivalents (including $2,273,803 of restricted cash), portfolio investments (at fair value) of $429,851,146, $1,485,133 of interest receivable, $105,000,000 of borrowings outstanding under our credit facilities, $5,480,988 of net payables from unsettled transactions and unfunded commitments of $43,585,363.
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
Equity Activity
As of September 30, 2020, we completed drawdowns of $337,558,996 of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.
We have the authority under our organizational documents to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for our Common Stock through September 30, 2020:

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
Leverage
On July 9, 2018, our sole stockholder approved our becoming subject to a minimum asset coverage ratio of 150% as set forth in Section 61(a)(2) of the Investment Company Act. As a result of this approval, we are permitted to borrow amounts so long as our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2020, our asset coverage ratio, as defined in the Investment Company Act, was 428.5%, and senior securities outstanding were $105.6 million.
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
CNB-1 Facility
On October 16, 2018, we entered into a revolving credit agreement (the “CNB-1 Loan Agreement”) between us, as borrower, and City National Bank ("CNB"), as lender. Prior to its termination, the CNB-1 Loan Agreement provided for a senior secured revolving credit facility (the "CNB-1 Facility"), of up to $60 million (the "CNB-1 Facility Maximum Commitment"), in aggregate principal amount, subject to the lesser of (i) a percentage of unfunded commitments from certain classes of eligible investors in the Company and (ii) the CNB-1 Facility Maximum Commitment and had a scheduled maturity date of October 15, 2020. On May 1, 2020, we repaid all borrowings outstanding under the CNB-1 Facility, following which the CNB-1 Facility was terminated.
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
As of September 30, 2020, we had no borrowings outstanding under the CNB-1 Facility. As of September 30, 2019, we had $65.0 million outstanding under the CNB-1 Facility. Our borrowings under the CNB-1 Facility bore interest at a weighted average interest rate of 3.27% and 4.09% for the years ended September 30, 2020 and 2019, respectively. For the years ended September 30, 2020 and 2019, we recorded interest expense (inclusive of fees) of $1,769,383 and $2,657,341, respectively, related to the CNB-1 Facility.
CNB-2 Facility
On June 9, 2020 (the “CNB-2 Closing Date”), we entered into a loan and security agreement (the “CNB-2 Loan Agreement”) between us, as borrower, and CNB, as lender. The CNB-2 Loan Agreement provides for a senior secured revolving credit facility (the “CNB-2 Facility”) of up to $50 million (the “CNB-2 Facility Maximum Commitment”) in aggregate principal amount, subject to the lesser of (i) the borrowing base, which is an amount determined by applying different rates to eligible assets held by the Company based generally on the value of such assets and (ii) the CNB-2 Facility Maximum Commitment. The maturity date of the CNB-2 Facility is June 9, 2023.
Borrowings under the CNB-2 Facility bear interest at a rate equal to LIBOR for the selected period plus 3.00%. There is a non-usage fee of 50 basis points per year on the unused portion of the CNB-2 Facility, payable annually, if on any anniversary of the CNB-2 Closing Date, the average daily utilization of the CNB-2 Facility is less than $25 million over the prior 365-day period.
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
As of September 30, 2020, we had $5.0 million outstanding under the CNB-2 Facility. For the year ended September 30, 2020, our borrowings under the CNB-2 Facility bore interest at a weighted average interest rate of 3.32% and we recorded interest expense (inclusive of fees) of $183,244 related to the CNB-2 Facility.
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
As of September 30, 2020, the Citibank Loan Agreement provided for a senior secured revolving credit facility (the "Citibank Facility"), of up to $150 million (the "Citibank Maximum Commitment"), in aggregate principal amount, subject to the lesser of (i) the borrowing base, which is an amount based on advance rates that vary depending on the class of assets and the value assigned to such assets under the Citibank Loan Agreement and (ii) the Citibank Maximum Commitment. The Citibank Facility has a three year reinvestment period (the "Reinvestment Period"), during which advances may be made; and matures five years from the Citibank Closing Date. Following the Reinvestment Period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the Citibank Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender under the Loan Agreement, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) the LIBOR for a three month maturity and (b) for all other lenders under the Citibank Facility, LIBOR, plus, in each case, an applicable spread. During the Reinvestment Period, the applicable spread for any borrowings up to $100 million is the greater of (i) a weighted average rate of (x) 1.65% per year for broadly syndicated loans and (y) 2.25% per year for all other eligible loans and (ii)

1.85%, and with respect to any borrowings in excess of $100 million, the applicable spread is the greater of (i) a weighted average rate of (x) 2.25% per year for broadly syndicated loans and (y) 3.00% per year for all other eligible loans and (ii) 1.85%. After the Reinvestment Period, the applicable spread is 3.00% per year. There is also a non-usage fee of (i) 0.40% per year for the first six months following the Citibank Closing Date (the "Ramp-Up Period"), and (ii) 0.50% per year thereafter, in each case, on the unused portion of the Citibank Facility, payable quarterly; provided that if after the Ramp-Up Period the unused portion of the Citibank Facility is greater than 30% of the commitments under the Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the Citibank Facility.
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
As of September 30, 2020 and September 30, 2019, we had $100.0 million and $18.0 million, respectively, outstanding under the Citibank Facility. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.91% and 4.03% for the years ended September 30, 2020 and 2019, respectively. For the years ended September 30, 2020 and 2019, we recorded interest expense (inclusive of fees) of $2,692,069 and $160,052, respectively, related to the Citibank Facility.
Contractual Obligations

	Debt Outstanding as of September 30, 2019	Debt Outstanding as of September 30, 2020	Weighted average debt outstanding for the year ended September 30, 2020	Maximum debt outstanding for the year ended September 30, 2020
CNB-1 Facility	$65,000,000	$—	$43,737,705	$100,000,000
Citibank Facility	18,000,000	100,000,000	78,838,798	100,000,000
CNB-2 Facility	—	5,000,000	1,270,492	5,000,000
Total debt	$83,000,000	$105,000,000	$123,846,995

	Payments due by period as of September 30, 2020
	Total	< 1 year	1-3 years	3-5 years
CNB-2 Facility	$5,000,000	$—	$5,000,000	$—
Interest due on CNB-2 Facility	443,682	164,913	278,769	—
Citibank Facility	100,000,000	—	—	100,000,000
Interest due on Citibank Facility	7,964,418	2,083,880	4,167,760	1,712,778
Total	$113,408,100	$2,248,793	$9,446,529	$101,712,778

Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As indicated in the table below, as of September 30, 2020 and September 30, 2019, off-balance sheet arrangements consisted of $43,585,363 and $11,030,903, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

	September 30, 2020	September 30, 2019
WPEngine, Inc.	$9,504,950	$—
Athenex, Inc.	8,322,832	—
NuStar Logistics, L.P.	7,054,000	—
Assembled Brands Capital LLC	3,904,072	3,807,021
A.T. Holdings II SÀRL	2,720,000	—
MRI Software LLC	2,577,616	—
Ardonagh Midco 3 PLC	2,148,573	—
Corrona, LLC	1,894,500	—
NeuAG, LLC	1,551,000	—
Accupac, Inc.	856,511	—
Mindbody, Inc.	761,905	761,905
OEConnection LLC	560,336	817,204
Olaplex, Inc.	513,000	—
Acquia Inc.	468,601	—
Apptio, Inc.	461,538	461,538
Immucor, Inc.	197,694	—
iCIMs, Inc.	88,235	88,235
PaySimple, Inc.	—	2,695,000
Sorrento Therapeutics, Inc.	—	2,400,000
	$43,585,363	$11,030,903
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
We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains for the year ended September 30, 2020, our most recently completed tax year end.

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2020	67.8%	7.5%

The following table reflects the distributions per share that we have paid on our common stock during the year ended September 30, 2020:

Record Date	Payment Date	Amount per Share	Cash Distribution
November 7, 2019	November 21, 2019	$0.29	$2,409,859
December 13, 2019	December 30, 2019	0.32	2,659,155
March 13, 2020	March 31, 2020	0.31	2,576,058
June 15, 2020	June 30, 2020	0.19	3,306,213
September 15, 2020	September 30, 2020	0.27	4,698,303
		$1.38	$15,649,588

The following table reflects the distributions per share that the Company has paid on its common stock during the year ended September 30, 2019:

Record Date	Payment Date	Amount per Share	Cash Distribution
August 15, 2019	August 29, 2019	$0.47	$2,372,190
		$0.47	$2,372,190
Related Party Transactions
We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator, an affiliate of the Adviser. The Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and is a subsidiary of Oaktree Capital Group, LLC.
Recent Developments
Distribution Declaration
On December 15, 2020, our Board of Directors approved a quarterly distribution of $0.35 per share, payable in cash on December 31, 2020 to our stockholders of record as of the close of business on December 15, 2020. Additionally, on December 15, 2020, our Board of Directors approved a special distribution of $0.62 per share, payable in cash on December 31, 2020 to our stockholders of record as of the close of business on December 15, 2020.

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
As of September 30, 2020, 89.8% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of September 30, 2020 and September 30, 2019 was as follows:

	September 30, 2020		September 30, 2019
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$157,901,514	41.07%	$148,908,568	55.02%
>0% and <1%	22,669,112	5.90	6,770,487	2.50
1%	186,952,230	48.63	110,905,192	40.98
>1%	16,920,741	4.40	4,068,900	1.50
Total	$384,443,597	100.00%	$270,653,147	100.00%

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2020, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
250	$7,900,110	$(2,625,000)	$5,275,110
200	5,957,764	(2,100,000)	3,857,764
150	4,029,742	(1,575,000)	2,454,742
100	2,142,602	(1,050,000)	1,092,602
50	850,206	(525,000)	325,206

The net effect of any decrease in interest rates is limited and would not be of significance due to interest rate floors on investments and borrowings outstanding.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for all floating rate loans is indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of September 30, 2020 and September 30, 2019:

	September 30, 2020		September 30, 2019
	Debt Investments	Borrowings	Debt Investments	Borrowings
Prime rate	$1,097,727	$—	$—	$—
LIBOR:
30 day	236,868,831	5,000,000	177,185,974	65,000,000
60 day	884,313	—	—	—
90 day	101,322,531	100,000,000	92,053,874	18,000,000
180 day	40,118,326	—	1,409,167	—
360 day	1,243,477	—	—	—
EURIBOR:
30 day	6,035,630	—	2,725,500	—
180 day	1,206,572	—	—	—
UK LIBOR:
180 day	10,440,873	—	—	—
Fixed rate	41,127,259	—	19,020,775	—
Total	$440,345,539	$105,000,000	$292,395,290	$83,000,000

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	68
Consolidated Statements of Assets and Liabilities as of September 30, 2020 and 2019	69
Consolidated Statements of Operations for the years ended September 30, 2020 and 2019 and the period from August 6, 2018 (commencement of operations) through September 30, 2018	70
Consolidated Statements of Changes in Net Assets for the years ended September 30, 2020 and 2019 and the period from August 6, 2018 (commencement of operations) through September 30, 2018	71
Consolidated Statements of Cash Flows for the years ended September 30, 2020 and 2019 and the period from August 6, 2018 (commencement of operations) through September 30, 2018	72
Consolidated Schedule of Investments as of September 30, 2020	73
Consolidated Schedule of Investments as of September 30, 2019	81
Notes to Consolidated Financial Statements	87

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Oaktree Strategic Income II, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Oaktree Strategic Income II, Inc. (the Company), including the consolidated schedules of investments, as of September 30, 2020 and 2019, the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended September 30, 2020 and the period from August 6, 2018 (commencement of operations) through September 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended September 30, 2020 and the period from August 6, 2018 (commencement of operations) through September 30, 2018, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2020 and 2019 by correspondence with the custodians, syndication agents and underlying investee companies, and by other appropriate auditing procedures where confirmation was not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Los Angeles, CA
December 16, 2020

Oaktree Strategic Income II, Inc.
Consolidated Statements of Assets and Liabilities

	September 30, 2020	September 30, 2019
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost September 30, 2020: $428,740,923; cost September 30, 2019: $289,322,834)	$429,851,146	$291,147,011
Cash and cash equivalents	28,742,283	11,079,015
Restricted cash	2,273,803	269,111
Interest receivable	1,485,133	1,005,398
Receivables from unsettled transactions	1,113,367	5,326,435
Derivative assets at fair value	—	77,558
Deferred financing costs	1,669,903	1,314,732
Receivable for shares sold	—	347,500
Other assets	504,847	382,727
Total assets	$465,640,482	$310,949,487
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$771,862	$999,579
Base management fee and incentive fee payable	4,468,874	1,128,658
Due to affiliates	570,134	753,665
Interest payable	581,762	1,065,903
Payables from unsettled transactions	6,594,355	52,374,932
Derivative liability at fair value	647,889	—
Deferred tax liability	3,839	—
Credit facilities payable	105,000,000	83,000,000
Total liabilities	118,638,715	139,322,737
Commitments and contingencies (Note 12)
Net assets:
Common stock, $0.001 par value per share, 250,000,000 shares authorized; 17,401,121 shares issued and outstanding at September 30, 2020; 8,309,861 shares issued and outstanding at September 30, 2019	17,401	8,310
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized; none issued and outstanding at September 30, 2020 and September 30, 2019	—	—
Additional paid-in-capital	337,337,998	168,819,173
Accumulated distributable earnings (loss)	9,646,368	2,799,267
Total net assets (equivalent to $19.94 and $20.65 per common share at September 30, 2020 and September 30, 2019, respectively) (Note 11)	347,001,767	171,626,750
Total liabilities and net assets	$465,640,482	$310,949,487
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Operations

	Year ended September 30, 2020	Year ended September 30, 2019	For the period from August 6, 2018 (commencement of operations) through September 30, 2018
Interest income:
Non-control/Non-affiliate investments	$28,836,321	$10,529,550	$105,530
Interest on cash and cash equivalents	53,486	108,057	5,356
Total interest income	28,889,807	10,637,607	110,886
PIK interest income:
Non-control/Non-affiliate investments	1,628,775	558,051	—
Total PIK interest income	1,628,775	558,051	—
Fee income:
Non-control/Non-affiliate investments	2,315,769	471,739	—
Total fee income	2,315,769	471,739	—
Total investment income	32,834,351	11,667,397	110,886
Expenses:
Base management fee	3,689,499	1,570,326	39,726
Investment income incentive fee	3,955,710	411,257	—
Capital gains incentive fee	1,027,505	385,550	42,021
Offering costs	—	642,205	87,598
Organization expenses	—	56,921	399,894
Professional fees	873,795	810,823	95,000
Directors fees	155,137	105,000	26,250
Interest expense	4,644,696	2,817,393	—
Administrator expense	470,898	421,173	12,780
General and administrative expenses	847,031	740,594	80,173
Total expenses	15,664,271	7,961,242	783,442
Net investment income before taxes	17,170,080	3,706,155	(672,556)
Excise tax expense	—	14,515	—
Net investment income	17,170,080	3,691,640	(672,556)
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(714,223)	1,614,072	210,104
Foreign currency forward contracts	(725,448)	77,558	—
Net unrealized appreciation (depreciation)	(1,439,671)	1,691,630	210,104
Realized gains (losses):
Non-control/Non-affiliate investments	6,405,079	82,402	—
Foreign currency forward contracts	165,752	153,722	—
Net realized gains (losses)	6,570,831	236,124	—
Provision for income tax (expense) benefit	6,367	—	—
Net realized and unrealized gains (losses), net of taxes	5,137,527	1,927,754	210,104
Net increase (decrease) in net assets resulting from operations	$22,307,607	$5,619,394	$(462,452)
Net investment income (loss) per common share — basic and diluted	$1.38	$0.90	$(0.70)
Earnings (loss) per common share — basic and diluted (Note 5)	$1.80	$1.37	$(0.48)
Weighted average common shares outstanding — basic and diluted	12,422,418	4,094,929	963,587
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Changes in Net Assets

	Year ended September 30, 2020	Year ended September 30, 2019	For the period from August 6, 2018 (commencement of operations) through September 30, 2018
Operations:
Net investment income	$17,170,080	$3,691,640	$(672,556)
Net unrealized appreciation (depreciation)	(1,439,671)	1,691,630	210,104
Net realized gains (losses)	6,570,831	236,124	—
Provision for income tax (expense) benefit	6,367	—	—
Net increase (decrease) in net assets resulting from operations	22,307,607	5,619,394	(462,452)
Capital share transactions:
Distributions to stockholders	(15,649,588)	(2,372,190)	—
Issuance of common stock	168,716,998	138,007,229	30,833,769
Net increase (decrease) in net assets from capital share transactions	153,067,410	135,635,039	30,833,769
Total increase (decrease) in net assets	175,375,017	141,254,433	30,371,317
Net assets at beginning of period	171,626,750	30,372,317	1,000
Net assets at end of period	$347,001,767	$171,626,750	$30,372,317
Net asset value per common share	$19.94	$20.65	$19.70
Common shares outstanding at end of period	17,401,121	8,309,861	1,541,738

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Year ended September 30, 2020	Year ended September 30, 2019	For the period from August 6, 2018 (commencement of operations) through September 30, 2018
Operating activities:
Net increase (decrease) in net assets resulting from operations	$22,307,607	$5,619,394	$(462,452)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	1,439,671	(1,691,630)	(210,104)
Net realized (gains) losses	(6,570,831)	(236,124)	—
PIK interest income	(1,628,775)	(558,051)	—
Accretion of original issue discount on investments	(3,367,010)	(883,180)	(1,531)
Amortization of deferred financing costs	601,757	304,888	—
Amortization of deferred offering costs	—	642,205	87,598
Deferred taxes	3,839	—	—
Purchases of investments	(361,650,887)	(287,154,230)	(25,015,886)
Proceeds from sales and repayments of investments	233,910,031	24,405,237	7,538
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(479,735)	(917,419)	(87,979)
(Increase) decrease in receivables from unsettled transactions	4,213,068	(5,326,435)	—
(Increase) decrease in other assets	(122,120)	(157,130)	(225,597)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(569,717)	200,489	231,275
Increase (decrease) in base management fee and incentive fee payable	3,340,216	1,046,911	81,747
Increase (decrease) in due to affiliates	(183,531)	(284,694)	583,522
Increase (decrease) in interest payable	(484,141)	1,065,903	—
Increase (decrease) in payables from unsettled transactions	(45,780,577)	48,040,191	4,334,741
Increase (decrease) in director fees payable	—	(26,250)	26,250
Net cash used in operating activities	(155,021,135)	(215,909,925)	(20,650,878)
Financing activities:
Distributions paid in cash	(15,649,588)	(2,372,190)	—
Borrowings under the credit facilities	169,000,000	158,000,000	—
Repayments of borrowings under the credit facilities	(147,000,000)	(75,000,000)	—
Proceeds from the issuance of common stock	169,064,498	137,699,729	30,793,769
Deferred financing costs paid	(614,927)	(1,107,121)	—
Offering costs paid	—	(122,903)	—
Net cash provided by financing activities	174,799,983	217,097,515	30,793,769
Effect of exchange rate changes on foreign currency	(110,888)	29,268	(12,623)
Net increase (decrease) in cash and cash equivalents and restricted cash	19,667,960	1,216,858	10,130,268
Cash and cash equivalents and restricted cash, beginning of period	11,348,126	10,131,268	1,000
Cash and cash equivalents and restricted cash, end of period	$31,016,086	$11,348,126	$10,131,268
Supplemental information:
Cash paid for interest	$4,527,080	$1,446,602	$—
Non-cash financing activities:
Accrued deferred financing costs	$(342,000)	$(512,500)	$—
Deferred offering costs incurred	$—	$—	$(606,900)

Reconciliation to the Consolidated Statement of Assets and Liabilities	September 30, 2020	September 30, 2019	September 30, 2018
Cash and cash equivalents	$28,742,283	$11,079,015	$10,131,268
Restricted cash	2,273,803	269,111	—
Total cash and cash equivalents and restricted cash	$31,016,086	$11,348,126	$10,131,268

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments						(7)
A.T. Holdings II SÀRL		Biotechnology
First Lien Term Loan, 12.00% cash due 4/27/2023			$8,160,000	$8,160,000	$9,547,200	(8)(10)
First Lien Delayed Draw Term Loan, 12.00% cash due 4/27/2023			544,000	544,000	641,920	(8)(9)(10)
				8,704,000	10,189,120
Access CIG, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.91%		7,474,804	7,420,203	7,331,175	(5)
				7,420,203	7,331,175
Accupac, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.00% cash due 1/17/2026	7.00%		4,559,424	4,489,026	4,559,424	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 1/17/2026			—	(13,225)	—	(5)(8)(9)
First Lien Revolver, LIBOR+6.00% cash due 1/17/2026	7.00%		571,008	562,191	571,008	(5)(8)
				5,037,992	5,130,432
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	8.00%		4,381,994	4,307,622	4,287,781	(5)(8)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025			—	(8,163)	(10,075)	(5)(8)(9)
				4,299,459	4,277,706
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.25%		€5,147,000	5,615,605	5,892,283	(5)(8)(10)
				5,615,605	5,892,283
Airbnb, Inc.		Hotels, Resorts & Cruise Lines
First Lien Term Loan, LIBOR+7.50% cash due 4/17/2025	8.50%		$5,678,768	5,547,333	6,161,463	(5)
				5,547,333	6,161,463
Aldevron, L.L.C.		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 10/12/2026	5.25%		5,459,283	5,415,785	5,470,639	(5)
				5,415,785	5,470,639
Algeco Scotsman Global Finance Plc		Construction & Engineering
Fixed Rate Bond, 8.00% cash due 2/15/2023			566,000	574,355	563,518	(10)
				574,355	563,518
Alvogen Pharma US, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%		2,646,943	2,363,107	2,563,127	(5)(8)
				2,363,107	2,563,127
Alvotech Holdings S.A.		Biotechnology
Fixed Rate Bond 15% PIK Note A due 12/13/2023			2,000,000	2,546,909	2,695,778	(8)(10)(11)
Fixed Rate Bond 15% PIK Note B due 12/13/2023			2,000,000	2,546,909	2,591,649	(8)(10)(11)
				5,093,818	5,287,427
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.00% cash due 11/26/2026	4.75%		5,970,000	5,910,300	5,134,200	(5)(8)(10)
				5,910,300	5,134,200
Anastasia Parent, LLC		Personal Products
First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025			1,842,513	1,491,750	813,580	(5)(12)
				1,491,750	813,580
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		7,129,297	7,026,133	6,989,242	(5)(8)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(6,578)	(9,067)	(5)(8)(9)
				7,019,555	6,980,175

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+7.50% cash due 7/14/2026	8.50%		€1,028,928	$1,138,894	$1,171,582	(5)(8)(10)
First Lien Term Loan, UK LIBOR+7.50% cash due 7/14/2026	8.25%		£8,076,170	9,826,368	10,138,087	(5)(8)(10)
First Lien Delayed Draw Term Loan, UK LIBOR+7.50% cash due 7/14/2026			£—	—	—	(5)(8)(9)(10)
Fixed Rate Bond, 11.50% cash due 1/15/2027			$1,588,000	1,572,120	1,611,820	(10)
				12,537,382	12,921,489
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.00% cash due 10/17/2023	7.00%		$507,309	507,309	454,090	(5)(8)(9)
174,131 Class A Units				82,713	52,239	(8)
100,285 Preferred Units, 6%				110,285	118,004	(8)
7,621 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(8)
				700,307	624,333
Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	6.25%		921,290	775,603	747,977	(5)
				775,603	747,977
Asurion, LLC		Property & Casualty Insurance
Second Lien Term Loan, LIBOR+6.50% cash due 8/4/2025	6.65%		1,071,848	1,074,144	1,075,755	(5)
				1,074,144	1,075,755
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			10,403,541	9,956,839	10,325,514	(8)(10)
First Lien Delayed Draw Term Loan, 11.00% cash due 6/19/2026			—	(117,157)	(62,421)	(8)(9)(10)
97,205 Common Stock Warrants (exercise price $12.63) expiration date 6/19/2027				334,385	286,755	(8)(10)
				10,174,067	10,549,848
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%		7,462,500	7,296,513	6,940,125	(5)(8)(10)
				7,296,513	6,940,125
Ball Metalpack Finco, LLC		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 7/31/2025	4.76%		570,830	568,843	551,422	(5)(8)
				568,843	551,422
BCP Renaissance Parent L.L.C.		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+3.50% cash due 10/31/2024	4.50%		426,906	406,271	397,691	(5)
				406,271	397,691
Boxer Parent Company Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	4.40%		8,486,987	8,341,896	8,260,342	(5)
				8,341,896	8,260,342
BX Commercial Mortgage Trust 2020-VIVA		Diversified Real Estate Activities
Class D Variable Notes due 3/9/2044	3.67%		6,182,239	5,160,955	5,638,202	(5)(8)(10)
Class E Variable Notes due 3/9/2044	3.67%		3,062,761	2,366,106	2,656,333	(5)(8)(10)
				7,527,061	8,294,535
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.25% cash 5.25% PIK due 11/14/2023	4.25%		3,031,817	3,001,900	2,784,421	(5)(8)
				3,001,900	2,784,421

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Carrols Restaurant Group, Inc.		Restaurants
First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%		$4,978,523	$4,731,295	$4,941,184	(5)
				4,731,295	4,941,184
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	7.50%		8,075,000	7,931,626	7,691,438	(5)(8)
				7,931,626	7,691,438
CITGO Holding, Inc.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+7.00% cash due 8/1/2023	8.00%		656,343	628,977	618,810	(5)
				628,977	618,810
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%		7,183,535	7,111,700	6,842,317	(5)
				7,111,700	6,842,317
Connect U.S. Finco LLC		Alternative Carriers
First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%		1,618,923	1,581,789	1,573,399	(5)(10)
				1,581,789	1,573,399
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+9.50% PIK due 1/28/2025			8,906,534	8,906,534	7,830,625	(5)(8)
Common Stock Warrants expiration date 7/28/2025				—	601,898	(8)
				8,906,534	8,432,523
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.15%		5,848,920	5,667,844	5,386,505	(5)
				5,667,844	5,386,505
Corrona, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		3,760,757	3,703,741	3,706,978	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 12/13/2025			—	(11,699)	(19,119)	(5)(8)(9)
First Lien Revolver, PRIME+4.50% cash due 12/13/2025	7.75%		111,500	101,357	101,933	(5)(8)(9)
401 Class A2 Common Units in Corrona Group Holdings, L.P.				378,610	378,610	(8)
				4,172,009	4,168,402
CTOS, LLC		Trading Companies & Distributors
First Lien Term Loan, LIBOR+4.25% cash due 4/18/2025	4.40%		2,939,810	2,956,400	2,919,599	(5)
				2,956,400	2,919,599
Dcert Buyer, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.15%		7,960,000	7,940,100	7,879,166	(5)
				7,940,100	7,879,166
Dealer Tire, LLC		Distributors
First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	4.40%		8,566,819	8,460,606	8,395,483	(5)
				8,460,606	8,395,483
EHR Canada, LLC		Food Retail
First Lien Term Loan, LIBOR+8.00% cash due 12/4/2020	9.00%		457,407	456,711	466,555	(5)(8)
				456,711	466,555
eResearch Technology, Inc.		Application Software
First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%		3,990,000	3,950,100	3,979,187	(5)
				3,950,100	3,979,187
Fortress Biotech, Inc.		Biotechnology
First Lien Term Loan, 11.00% cash due 8/27/2025			2,943,000	2,765,443	2,788,493	(8)(10)
85,811 Common Stock Warrants (exercise price $3.20) expiration date 8/27/2030				90,960	147,595	(8)(10)
				2,856,403	2,936,088

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes

Frontier Communications Corporation		Integrated Telecommunication Services
Fixed Rate Bond, 8.50% cash due 4/1/2026			$2,216,000	$2,077,839	$2,238,160
				2,077,839	2,238,160
GI Chill Acquisition LLC		Managed Health Care
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	4.22%		1,960,000	1,950,200	1,925,700	(5)(8)
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	7.72%		2,000,000	1,985,347	1,870,000	(5)(8)
				3,935,547	3,795,700
Global Medical Response, Inc.		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.25%		1,078,814	1,060,828	1,049,146	(5)
First Lien Term Loan, LIBOR+4.75% cash due 10/2/2025	5.75%		3,773,300	3,697,834	3,695,476	(5)
				4,758,662	4,744,622
Gulf Operating, LLC		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+5.25% cash due 8/25/2023	6.25%		974,423	552,330	691,436	(5)
				552,330	691,436
Helios Software Holdings, Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	4.52%		2,977,267	2,947,495	2,941,927	(5)
				2,947,495	2,941,927
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.50%		1,671,765	1,649,272	1,658,391	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024			—	(1,482)	(706)	(5)(8)(9)
				1,647,790	1,657,685
Immucor, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+5.75% cash due 7/2/2025	6.75%		2,366,402	2,321,432	2,319,074	(5)(8)
First Lien Revolver, LIBOR+5.75% cash due 7/2/2025			—	(3,757)	(3,954)	(5)(8)(9)
Second Lien Term Loan, LIBOR+8.00% cash 3.50% PIK due 10/2/2025	9.00%		5,703,532	5,595,816	5,589,461	(5)(8)
				7,913,491	7,904,581
Intelsat Jackson Holdings S.A.		Alternative Carriers
First Lien Term Loan, PRIME+4.75% cash due 11/27/2023	8.00%		986,227	954,078	994,442	(5)(10)
				954,078	994,442
KIK Custom Products Inc.		Household Products
First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	5.00%		1,330,425	1,287,373	1,325,423	(5)(10)
				1,287,373	1,325,423
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.15%		8,887,500	8,780,169	8,487,563	(5)(8)
				8,780,169	8,487,563
LogMeIn, Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	4.91%		6,000,000	5,850,886	5,810,640	(5)
Second Lien Term Loan, LIBOR+9.00% cash due 8/31/2028	9.16%		3,289,000	3,125,399	3,272,555	(5)
				8,976,285	9,083,195
LTI Holdings, Inc.		Electronic Components
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	6.90%		1,000,000	1,000,000	887,000	(5)
				1,000,000	887,000
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 8/1/2025	5.25%		1,274,000	1,261,260	1,277,185	(5)(8)
				1,261,260	1,277,185
Mauser Packaging Solutions Holding Company		Metal & Glass Containers
Fixed Rate Bond, 8.50% cash due 4/15/2024			4,482,000	4,440,731	4,661,280
				4,440,731	4,661,280

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.5% PIK due 2/14/2025	8.00%		$7,274,318	$7,168,802	$6,706,921	(5)(8)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025			—	(11,107)	(60,190)	(5)(8)(9)
				7,157,695	6,646,731
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%		5,211,063	5,164,802	5,085,138	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(20,812)	(51,144)	(5)(8)(9)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026			—	(4,612)	(11,145)	(5)(8)(9)
				5,139,378	5,022,849
Navicure, Inc.		Health Care Technology
First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.15%		7,589,860	7,277,744	7,436,507	(5)
				7,277,744	7,436,507
NeuAG, LLC		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024	7.00%		12,494,992	12,003,849	11,995,192	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024				(62,040)	(62,040)	(5)(8)(9)
				11,941,809	11,933,152
Northwest Fiber, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+5.50% cash due 4/30/2027	5.66%		4,384,013	4,226,498	4,389,493	(5)
				4,226,498	4,389,493
NuStar Logistics, L.P.		Oil & Gas Refining & Marketing
Unsecured Delayed Draw Term Loan, 12.00% cash due 4/19/2023			—	—	—	(8)(9)
				—	—
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.15%		8,852,234	8,809,281	8,752,647	(5)
First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026			—	(2,488)	(6,304)	(5)(9)
				8,806,793	8,746,343
Olaplex, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%		9,381,250	9,216,479	9,381,250	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%		513,000	495,479	513,000	(5)(8)(9)
				9,711,958	9,894,250
OZLM Funding III, Ltd.		Multi-Sector Holdings
Class DR Notes, LIBOR+7.77% cash due 1/22/2029	8.03%		835,000	598,367	765,132	(5)(10)
				598,367	765,132
P & L Development, LLC		Pharmaceuticals
First Lien Term Loan, LIBOR+7.50% cash due 6/28/2024	9.50%		4,053,488	3,976,882	4,033,220	(5)(8)
				3,976,882	4,033,220
PaySimple, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	5.65%		10,897,661	10,716,366	10,516,243	(5)(8)
				10,716,366	10,516,243
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+7.50% cash due 9/15/2023	8.75%		1,243,477	1,236,109	954,369	(5)(8)
				1,236,109	954,369
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/9/2027	8.15%		1,500,000	1,500,000	1,350,000	(5)(8)
				1,500,000	1,350,000
Pug LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+8.00% cash due 2/12/2027	8.75%		5,570,000	5,237,942	5,416,825	(5)
				5,237,942	5,416,825

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.00% cash due 8/29/2025	4.16%		$7,417,467	$7,381,464	$7,380,379	(5)
First Lien Term Loan, LIBOR+4.25% cash due 8/31/2025	4.75%		2,000,000	1,980,000	1,980,000	(5)
				9,361,464	9,360,379
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%		2,828,250	2,799,968	2,790,549	(5)
				2,799,968	2,790,549
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			2,337,718	1,810,344	1,870,175	(8)
				1,810,344	1,870,175
Signify Health, LLC		Health Care Services
First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%		6,893,939	6,841,863	6,652,652	(5)
				6,841,863	6,652,652
Sirva Worldwide, Inc.		Diversified Support Services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.65%		1,912,500	1,883,813	1,596,938	(5)
				1,883,813	1,596,938
Sorrento Therapeutics, Inc.		Biotechnology
40,000 Common Stock Warrants (exercise price $3.94) expiration date 11/3/2029				—	359,200	(8)(10)
				—	359,200
Star US Bidco LLC		Industrial Machinery
First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%		5,274,020	4,971,359	5,036,689	(5)
				4,971,359	5,036,689
Sunshine Luxembourg VII SARL		Personal Products
First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	5.25%		4,372,943	4,236,816	4,356,894	(5)(10)
				4,236,816	4,356,894
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.90%		2,924,628	2,594,025	2,636,742	(5)
				2,594,025	2,636,742
Surgery Center Holdings, Inc.		Health Care Facilities
First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%		820,056	642,365	775,293	(5)(10)
				642,365	775,293
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	7.65%		2,647,000	2,606,482	2,511,341	(5)
				2,606,482	2,511,341
TerSera Therapeutics LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+10.00% cash due 3/30/2026	11.00%		6,100,000	5,919,074	6,100,000	(5)(8)
				5,919,074	6,100,000
TIBCO Software Inc.		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 6/30/2026	3.90%		9,413,677	9,422,515	9,213,636	(5)
Second Lien Term Loan, LIBOR+7.25% cash due 3/3/2028	7.40%		3,278,000	3,261,610	3,226,781	(5)
				12,684,125	12,440,417
Transact Holdings Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 4/30/2026	4.90%		7,920,000	7,801,200	7,489,390	(5)(8)
				7,801,200	7,489,390
Uniti Fiber Holdings Inc.		Specialized REITs
Fixed Rate Bond, 7.88% cash due 2/15/2025			2,073,000	2,073,000	2,199,971	(10)
Fixed Rate Bond, 8.25% cash due 10/15/2023			1,814,000	1,735,726	1,790,191	(10)
				3,808,726	3,990,162
U.S. Renal Care, Inc.		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 6/26/2026	5.15%		404,932	337,218	395,669	(5)
				337,218	395,669
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 9/1/2025	6.50%		7,500,000	7,351,242	7,356,263	(5)
				7,351,242	7,356,263

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Verscend Holding Corp.		Health Care Technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.65%		$9,125,728	$9,107,394	$9,065,270	(5)
				9,107,394	9,065,270
William Morris Endeavor Entertainment, LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+8.50% cash due 5/18/2025	9.50%		13,114,337	12,443,394	13,114,337	(5)(8)
				12,443,394	13,114,337
Windstream Services II, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%		10,972,500	10,534,635	10,647,933	(5)
				10,534,635	10,647,933
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.50% cash due 4/30/2025	4.50%		3,931,575	3,911,636	3,463,718	(5)
				3,911,636	3,463,718
WPEngine, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 3/27/2026	7.50%		5,118,050	5,001,080	5,032,066	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+6.50% cash due 3/27/2026			—	(217,234)	(159,683)	(5)(8)(9)
				4,783,846	4,872,383
Total Non-Control/Non-Affiliate Investments (123.9% of net assets)				$428,740,923	$429,851,146
Cash and Cash Equivalents and Restricted Cash (8.9% of net assets)				$31,016,086	$31,016,086
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (132.8% of net assets)				$459,757,009	$460,867,232

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$6,662,097	€6,026,830	11/12/2020	Bank of New York Mellon	$(411,465)
Foreign currency forward contract	$9,893,413	£7,833,885	11/12/2020	Bank of New York Mellon	$(236,424)

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
(5)The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2020, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 0.15%, the 60-day LIBOR at 0.19%, the 90-day LIBOR at 0.22%, the 180-day LIBOR at 0.27%, the 360-day LIBOR at 0.37%, the PRIME at 3.25%, the 30-day UK LIBOR at 0.05%, the 180-day UK LIBOR at 0.22%, the 30-day EURIBOR at (0.57)% and the 180-day EURIBOR at (0.36)%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(6)"€" signifies the investment is denominated in Euros. “£” signifies the investment is denominated in British Pounds. All other investments are denominated in U.S. dollars.
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

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2020

(8)As of September 30, 2020, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2020, qualifying assets represented 82.1% of the Company's total assets and non-qualifying assets represented 17.9% of the Company's total assets.
(11)Payment-in-kind ("PIK") interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of September 30, 2020, the accumulated PIK interest balance for each of the Alvotech A notes and the B notes was $0.6 million. The fair value of this investment is inclusive of PIK.
(12)This investment was on cash non-accrual status as of September 30, 2020. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

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
(4)The interest rate on the principal balance outstanding for all floating rate loans is indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2019, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 2.04%, the 60-day LIBOR at 2.09%, the 90-day LIBOR at 2.10% and the 30-day EURIBOR at (0.51)%. Most loans include an interest floor, which generally ranges from 0% to 1%.
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

The Company was formed on April 30, 2018 as a Delaware corporation and as of September 30, 2020 is externally managed by Oaktree Fund Advisors, LLC (the "Adviser") pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), between the Company and the Adviser, which was approved by the Board of Directors of the Company on May 11, 2020. From July 9, 2018 through May 11, 2020, the Company was managed by Oaktree Capital Management, L.P., an affiliate of the Adviser. The Adviser is a subsidiary of Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

The Company conducted private offerings (each, a “Private Offering”) of its common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing of a Private Offering, each investor participating in that closing made a capital commitment (each, a “Capital Commitment”) to purchase the Company's Common Stock pursuant to a subscription agreement entered into with the Company in connection with its Capital Commitment ("Subscription Agreement"). The initial closing of a Private Offering occurred on August 6, 2018 (the "Initial Closing"). The Company commenced its loan origination and investment activities shortly after its initial capital drawdown from its non-affiliated investors (the "Initial Drawdown"). The proceeds from the Initial Drawdown provided the Company with the necessary seed capital to commence operations. As of September 30, 2020, the Company completed drawdowns of $337,558,996 of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.

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

Note 2. Significant Accounting Policies
Basis of Presentation:
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation. The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services - Investment Companies ("ASC 946").
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidation:
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. Each consolidated subsidiary is wholly-owned and, as such, consolidated into the consolidated financial statements. Certain subsidiaries of the Company that hold investments are treated as pass through entities for tax purposes. The assets of the consolidated subsidiaries are not directly available to satisfy the claims of the creditors of the Company. As an investment company, portfolio investments held by the Company are not consolidated into the consolidated financial statements but rather are included on the Consolidated Statements of Assets and Liabilities as investments at fair value.

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
With the exception of the line items entitled "deferred financing costs," "other assets," "deferred tax liability" and "credit facilities payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "interest receivable," "receivables from unsettled transactions," "receivable for shares sold," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliates," "interest payable," "director fees payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Fee Income
The Adviser or its affiliates may provide financial advisory services to portfolio companies in connection with structuring a transaction and in return the Company may receive fees for capital structuring services. These fees are generally nonrecurring and are recognized by the Company upon the investment closing date. The Company may also receive additional fees in the ordinary course of business, including servicing, amendment, and prepayment fees, which are classified as fee income and recognized as they are earned or the services are rendered.
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
As of September 30, 2020 and September 30, 2019, included in restricted cash was $2,273,803 and $269,111, respectively, which was held at Deutsche Bank Trust Company Americas in connection with the Company's Citibank Facility (defined in Note 6 – Borrowings). The Company was restricted in terms of access to the $2,273,803 and $269,111, respectively, until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the Citibank Facility.
Organization and Offering Expenses:
Costs incurred to organize the Company were expensed as incurred. There were no organizational costs incurred during the year ended September 30, 2020. For the year ended September 30, 2019 and the period from August 6, 2018 (commencement of operations) through September 30, 2018, the Company incurred organizational costs of $56,921 and $399,894, respectively.
Offering costs incurred in connection with Private Offerings were recognized as a deferred cost and amortized on a straight line basis over twelve months beginning on August 6, 2018 (commencement of operations). For the year ended September 30, 2020, no additional offering costs were incurred. For the year ended September 30, 2019 and the period from August 6, 2018 (commencement of operations) through September 30, 2018, the Company incurred offering costs of $122,903

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and $606,900, respectively, and amortized $642,205 and $87,598, respectively, of deferred offering costs. Deferred offering costs were fully amortized as of August 6, 2019.
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
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company incurred a U.S. federal excise tax of $14,515 for calendar year 2018 and did not incur a U.S. federal excise tax for calendar year 2019. The Company does not expect to incur a U.S. federal excise tax for calendar year 2020.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Recent Accounting Pronouncements:

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of September 30, 2020, the guidance did not have a material impact on the Consolidated Financial Statements.

The Securities and Exchange Commission issued final rules that, among other things, amended the financial disclosure requirements of Regulation S-X for acquired and disposed businesses and the significance tests for a “significant subsidiary” as applicable to BDCs, and amended certain forms used by BDCs. The amendments are intended to assist BDCs in making more meaningful determinations as to whether a subsidiary or an acquired or disposed entity is significant and improve the financial disclosure requirements applicable to acquisitions and dispositions of investment companies and BDCs. The Company early adopted the updated rules for the year ended September 30, 2020 which did not result in any new significant subsidiaries being identified.

Note 3. Portfolio Investments
Portfolio Composition
As of September 30, 2020, the fair value of the Company's investment portfolio was $429.9 million and was comprised of investments in 88 portfolio companies. As of September 30, 2019, the fair value of the Company's investment portfolio was $291.1 million and was comprised of investments in 69 portfolio companies.
As of September 30, 2020 and September 30, 2019, the Company's investment portfolio consisted of the following:

	September 30, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$411,852,997	96.05%	$281,238,755	97.20%
Subordinated debt	15,890,973	3.71%	7,201,102	2.49%
Common equity & warrants	886,668	0.21%	772,692	0.27%
Preferred equity	110,285	0.03%	110,285	0.04%
Total	$428,740,923	100.00%	$289,322,834	100.00%

	September 30, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$410,811,503	95.57%	118.39%	$282,841,206	97.14%	164.80%
Subordinated debt	17,095,342	3.98%	4.93%	7,325,965	2.52%	4.27%
Common equity & warrants	1,826,297	0.42%	0.53%	869,555	0.30%	0.51%
Preferred equity	118,004	0.03%	0.03%	110,285	0.04%	0.06%
Total	$429,851,146	100.00%	123.88%	$291,147,011	100.00%	169.64%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's debt investments as of September 30, 2020 and September 30, 2019 by floating rates and fixed rates was as follows:

	September 30, 2020		September 30, 2019
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$384,443,597	89.84%	$270,653,147	93.27%
Fixed rate	43,463,248	10.16%	19,514,024	6.73%
Total	$427,906,845	100.00%	$290,167,171	100.00%

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

	September 30, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
United States	$375,446,261	87.56%	$257,736,195	89.08%
United Kingdom	21,990,039	5.13%	11,021,595	3.81%
Luxembourg	9,852,421	2.30%	7,837,090	2.71%
Switzerland	8,704,000	2.03%	—	—%
Australia	5,910,300	1.38%	—	—%
Iceland	5,093,818	1.19%	4,406,462	1.52%
Canada	1,744,084	0.41%	2,875,400	0.99%
Denmark	—	—%	215,982	0.08%
France	—	—%	5,230,110	1.81%
Total	$428,740,923	100.00%	$289,322,834	100.00%

	September 30, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$375,200,713	87.29%	108.13%	$259,279,171	89.06%	151.07%
United Kingdom	21,998,531	5.12%	6.34%	11,079,743	3.81%	6.46%
Luxembourg	10,249,177	2.38%	2.95%	7,697,297	2.64%	4.48%
Switzerland	10,189,120	2.37%	2.94%	—	—%	—%
Iceland	5,287,427	1.23%	1.52%	4,688,800	1.61%	2.73%
Australia	5,134,200	1.19%	1.48%	—	—%	—%
Canada	1,791,978	0.42%	0.52%	2,896,055	0.99%	1.69%
Denmark	—	—%	—%	223,250	0.08%	0.13%
France	—	—%	—%	5,282,695	1.81%	3.08%
Total	$429,851,146	100.00%	123.88%	$291,147,011	100.00%	169.64%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of September 30, 2020 and September 30, 2019 was as follows:

	September 30, 2020		September 30, 2019
Cost:		% of Total Investments		% of Total Investments
Application Software	$76,553,798	17.87%	$59,770,591	20.64%
Pharmaceuticals	29,859,079	6.96%	8,545,561	2.95%
Biotechnology	23,331,266	5.44%	20,067,414	6.94%
Personal Products	20,478,516	4.78%	4,975,000	1.72%
Movies & Entertainment	18,353,694	4.28%	3,491,003	1.21%
Integrated Telecommunication Services	16,838,972	3.93%	18,343,050	6.34%
Health Care Technology	16,385,138	3.82%	12,354,824	4.27%
Health Care Services	16,109,752	3.76%	10,956,005	3.79%
Internet Services & Infrastructure	15,097,795	3.52%	18,962,689	6.55%
Insurance Brokers	12,537,382	2.92%	3,903,391	1.35%
Fertilizers & Agricultural Chemicals	11,941,809	2.79%	—	—%
Systems Software	11,289,391	2.63%	13,237,985	4.58%
Data Processing & Outsourced Services	10,716,366	2.50%	8,087,526	2.80%
Oil & Gas Storage & Transportation	9,865,135	2.30%	—	—%
Publishing	9,361,464	2.18%	1,960,200	0.68%
Diversified Support Services	9,304,016	2.17%	9,416,772	3.25%
Real Estate Services	8,780,169	2.05%	8,849,687	3.06%
Distributors	8,460,606	1.97%	—	—%
Independent Power Producers & Energy Traders	7,931,626	1.85%	—	—%
Health Care Supplies	7,913,491	1.85%	—	—%
Metal & Glass Containers	7,809,542	1.82%	1,475,024	0.51%
Oil & Gas Refining & Marketing	7,740,677	1.81%	7,880,400	2.72%
Diversified Real Estate Activities	7,527,061	1.76%	—	—%
Restaurants	7,337,777	1.71%	—	—%
Airport Services	7,296,513	1.70%	—	—%
Aerospace & Defense	6,913,536	1.61%	6,941,703	2.40%
Industrial Machinery	6,207,468	1.45%	1,397,985	0.48%
IT Consulting & Other Services	5,667,844	1.32%	5,690,535	1.97%
Hotels, Resorts & Cruise Lines	5,547,333	1.29%	—	—%
Internet & Direct Marketing Retail	5,237,942	1.22%	—	—%
Managed Health Care	3,935,547	0.92%	3,952,935	1.37%
Specialized REITs	3,808,726	0.89%	3,345,831	1.16%
Trading Companies & Distributors	2,956,400	0.69%	2,990,975	1.03%
Alternative Carriers	2,535,867	0.59%	9,310,000	3.22%
Household Products	1,287,373	0.30%	1,910,503	0.66%
Property & Casualty Insurance	1,074,144	0.25%	—	—%
Electronic Components	1,000,000	0.23%	—	—%
Construction Materials	775,603	0.18%	—	—%
Specialized Finance	700,307	0.16%	797,357	0.28%
Health Care Facilities	642,365	0.15%	—	—%
Multi-Sector Holdings	598,367	0.14%	—	—%
Construction & Engineering	574,355	0.13%	1,020,274	0.35%
Food Retail	456,711	0.11%	964,897	0.33%
Research & Consulting Services	—	—%	7,509,371	2.60%
Interactive Media & Services	—	—%	6,704,549	2.32%
Auto Parts & Equipment	—	—%	5,962,563	2.06%
Financial Exchanges & Data	—	—%	5,591,298	1.93%
Health Care Equipment	—	—%	4,937,625	1.71%
Cable & Satellite	—	—%	4,258,195	1.47%
Electric Utilities	—	—%	1,202,830	0.42%
Health Care Distributors	—	—%	1,015,805	0.35%
Oil & Gas Equipment & Services	—	—%	849,160	0.29%
Oil & Gas Exploration & Production	—	—%	691,321	0.24%
Total	$428,740,923	100.00%	$289,322,834	100.00%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2020			September 30, 2019
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$75,892,335	17.64%	21.86%	$60,022,674	20.64%	34.97%
Pharmaceuticals	31,008,653	7.21%	8.94%	8,439,466	2.90%	4.92%
Biotechnology	25,519,659	5.94%	7.35%	20,798,972	7.14%	12.12%
Personal Products	20,195,156	4.70%	5.82%	5,029,700	1.73%	2.93%
Movies & Entertainment	18,248,537	4.25%	5.26%	3,504,338	1.20%	2.04%
Integrated Telecommunication Services	17,275,586	4.02%	4.98%	18,571,805	6.38%	10.82%
Health Care Technology	16,501,777	3.84%	4.76%	12,418,353	4.27%	7.24%
Health Care Services	15,961,345	3.71%	4.60%	10,992,559	3.78%	6.40%
Internet Services & Infrastructure	14,525,897	3.38%	4.19%	18,992,309	6.52%	11.07%
Insurance Brokers	12,921,489	3.01%	3.72%	3,930,369	1.35%	2.29%
Fertilizers & Agricultural Chemicals	11,933,152	2.78%	3.44%	—	—%	—%
Systems Software	11,202,269	2.61%	3.23%	13,126,771	4.51%	7.65%
Data Processing & Outsourced Services	10,516,243	2.45%	3.03%	8,140,000	2.80%	4.74%
Oil & Gas Storage & Transportation	9,521,650	2.22%	2.74%	—	—%	—%
Publishing	9,360,379	2.18%	2.70%	1,984,960	0.68%	1.16%
Diversified Support Services	8,928,113	2.08%	2.57%	9,374,839	3.22%	5.46%
Real Estate Services	8,487,563	1.97%	2.45%	8,887,725	3.05%	5.18%
Distributors	8,395,483	1.95%	2.42%	—	—%	—%
Diversified Real Estate Activities	8,294,535	1.93%	2.39%	—	—%	—%
Metal & Glass Containers	8,003,251	1.86%	2.31%	1,397,930	0.48%	0.81%
Health Care Supplies	7,904,581	1.84%	2.28%	—	—%	—%
Independent Power Producers & Energy Traders	7,691,438	1.79%	2.22%	—	—%	—%
Oil & Gas Refining & Marketing	7,461,127	1.74%	2.15%	8,009,750	2.75%	4.67%
Restaurants	7,452,525	1.73%	2.15%	—	—%	—%
Airport Services	6,940,125	1.61%	2.00%	—	—%	—%
Aerospace & Defense	6,248,139	1.45%	1.80%	6,998,905	2.40%	4.08%
Hotels, Resorts & Cruise Lines	6,161,463	1.43%	1.78%	—	—%	—%
Industrial Machinery	5,991,058	1.39%	1.73%	1,380,983	0.47%	0.80%
Internet & Direct Marketing Retail	5,416,825	1.26%	1.56%	—	—%	—%
IT Consulting & Other Services	5,386,505	1.25%	1.55%	5,341,103	1.83%	3.11%
Specialized REITs	3,990,162	0.93%	1.15%	3,351,793	1.15%	1.95%
Managed Health Care	3,795,700	0.88%	1.09%	3,975,050	1.37%	2.32%
Trading Companies & Distributors	2,919,599	0.68%	0.84%	3,006,741	1.03%	1.75%
Alternative Carriers	2,567,841	0.60%	0.74%	9,367,143	3.22%	5.46%
Household Products	1,325,423	0.31%	0.38%	1,902,500	0.65%	1.11%
Property & Casualty Insurance	1,075,755	0.25%	0.31%	—	—%	—%
Electronic Components	887,000	0.21%	0.26%	—	—%	—%
Health Care Facilities	775,293	0.18%	0.22%	—	—%	—%
Multi-Sector Holdings	765,132	0.18%	0.22%	—	—%	—%
Construction Materials	747,977	0.17%	0.22%	—	—%	—%
Specialized Finance	624,333	0.15%	0.18%	799,220	0.27%	0.47%
Construction & Engineering	563,518	0.13%	0.16%	1,002,800	0.34%	0.58%
Food Retail	466,555	0.11%	0.13%	993,555	0.34%	0.58%
Research & Consulting Services	—	—%	—%	7,977,900	2.74%	4.65%
Interactive Media & Services	—	—%	—%	6,735,570	2.31%	3.92%
Auto Parts & Equipment	—	—%	—%	5,835,172	2.00%	3.40%
Financial Exchanges & Data	—	—%	—%	5,673,531	1.95%	3.31%
Health Care Equipment	—	—%	—%	4,996,851	1.72%	2.91%
Cable & Satellite	—	—%	—%	4,246,138	1.46%	2.47%
Electric Utilities	—	—%	—%	1,227,156	0.42%	0.72%
Health Care Distributors	—	—%	—%	1,126,250	0.39%	0.66%
Oil & Gas Equipment & Services	—	—%	—%	876,330	0.30%	0.51%
Oil & Gas Exploration & Production	—	—%	—%	709,800	0.24%	0.41%
Total	$429,851,146	100.00%	123.88%	$291,147,011	100.00%	169.64%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of September 30, 2020 on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$205,437,672	$205,373,831	$410,811,503
Subordinated debt	—	6,930,632	10,164,710	17,095,342
Common equity & warrants	—	—	1,826,297	1,826,297
Preferred equity	—	—	118,004	118,004
Total investments at fair value	—	212,368,304	217,482,842	429,851,146
Derivative liabilities	—	647,889	—	647,889
Total liabilities at fair value	$—	$647,889	$—	$647,889

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in fair value from September 30, 2019 to September 30, 2020, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity & Warrants	Total
Fair value as of September 30, 2019	$63,322,227	$1,702,969	$110,285	$720,279	$65,855,760
Purchases	151,915,395	20,986,086	—	310,867	173,212,348
Sales and repayments	(22,081,148)	(14,152,057)	—	(302,990)	(36,536,195)
Transfers in (a)	10,627,597	—	—	—	10,627,597
PIK interest income	1,628,775	—	—	—	1,628,775
Accretion of OID	1,157,006	831,420	—	—	1,988,426
Net unrealized appreciation (depreciation)	(1,230,786)	796,292	7,719	862,063	435,288
Net realized gains (losses)	34,765	—	—	236,078	270,843
Fair value as of September 30, 2020	$205,373,831	$10,164,710	$118,004	$1,826,297	$217,482,842
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2020 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the year ended September 30, 2020	$(833,797)	$796,291	$7,720	$835,369	$805,583
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the year ended September 30, 2020 as a result of a change in the number of market quotes available and/or a change in market liquidity.

The following table provides a roll-forward in the changes in fair value from September 30, 2018 to September 30, 2019, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity & Warrants	Total
Fair value as of September 30, 2018	$11,655,202	$1,500,000	$—	$—	$13,155,202
Purchases	53,352,111	—	110,285	642,713	54,105,109
Sales and repayments	(2,768,599)	(18,225)	—	—	(2,786,824)
Transfers in (a)	1,514,018	—	—	—	1,514,018
Transfers out (a)	(2,022,500)	—	—	—	(2,022,500)
PIK interest income	558,051	—	—	—	558,051
Accretion of OID	321,127	190,181	—	—	511,308
Net unrealized appreciation (depreciation)	712,817	31,013	—	77,566	821,396
Fair value as of September 30, 2019	$63,322,227	$1,702,969	$110,285	$720,279	$65,855,760
Net unrealized appreciation (depreciation) relating to Level 3 assets and liabilities still held at September 30, 2019 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the year ended September 30, 2019	$712,817	$31,013	$—	$77,566	$821,396
__________
(a) There were transfers in/out of Level 3 from/to Level 2 for certain investments during the year ended September 30, 2019 as a result of a change in the number of market quotes available and/or a change in market liquidity.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of September 30, 2020:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$135,191,943	Market Yield	Market Yield	(b)	7.0%	-	30.0%	12.6%
	70,181,888	Broker Quotations	Broker Quoted Price	(c)	N/A	-	N/A	N/A
Subordinated debt	10,164,710	Market Yield	Market Yield	(b)	4.8%	-	15.0%	6.8%
Common equity & warrants & preferred equity	170,243	Enterprise Value	Revenue Multiple	(d)	0.8x	-	1.0x	0.9x
	1,774,058	Enterprise Value	EBITDA multiple	(d)	14.0x	-	16.0x	15.0x
Total	$217,482,842
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Fee Income
For the years ended September 30, 2020 and 2019, the Company recorded total fee income of $2,315,769 and $471,739, of which $50,329 and $38,405, respectively, was recurring in nature. For the period from August 6, 2018 (commencement of operations) through September 30, 2018, the Company did not record any fee income.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the years ended September 30, 2020 and 2019 and the period from August 6, 2018 (commencement of operations) to September 30, 2018:

	Year ended September 30, 2020	Year ended September 30, 2019	For the period from August 6, 2018 (commencement of operations) through September 30, 2018
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$22,307,607	$5,619,394	$(462,452)
Weighted average common shares outstanding	12,422,418	4,094,929	963,587
Earnings (loss) per common share — basic and diluted	$1.80	$1.37	$(0.48)
Changes in Net Assets
The following table presents the changes in net assets for the period from August 6, 2018 (commencement of operations) through September 30, 2018 and the years ended September 30, 2019 and September 30, 2020:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at August 6, 2018 (commencement of operations)	50	$—	$1,000	$—	$1,000
Net investment income (loss)	—	—	—	(672,556)	(672,556)
Net unrealized appreciation (depreciation)	—	—	—	210,104	210,104
Net realized gains (losses)	—	—	—	—	—
Issuance of common stock	1,541,688	1,542	30,832,227	—	30,833,769
Balance at September 30, 2018	1,541,738	1,542	30,833,227	(462,452)	30,372,317
Net investment income	—	—	—	3,691,640	3,691,640
Net unrealized appreciation (depreciation)	—	—	—	1,691,630	1,691,630
Net realized gains (losses)	—	—	—	236,124	236,124
Distributions to stockholders	—	—	—	(2,372,190)	(2,372,190)
Reclassification of additional paid-in-capital	—	—	(14,515)	14,515	—
Issuance of common stock	6,768,123	6,768	138,000,461	—	138,007,229
Balance at September 30, 2019	8,309,861	8,310	168,819,173	2,799,267	171,626,750
Net investment income	—	—	—	17,170,080	17,170,080
Net unrealized appreciation (depreciation)	—	—	—	(1,439,671)	(1,439,671)
Net realized gains (losses)	—	—	—	6,570,831	6,570,831
Provision for income tax (expense) benefit	—	—	—	6,367	6,367
Reclassification of additional paid-in-capital	—	—	(189,082)	189,082	—
Issuance of common stock	9,091,260	9,091	168,707,907	—	168,716,998
Distributions to stockholders	—	—	—	(15,649,588)	(15,649,588)
Balance at September 30, 2020	17,401,121	$17,401	$337,337,998	$9,646,368	$347,001,767

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Activity
As of September 30, 2020, the Company completed drawdowns of $337,558,996 of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.
The Company has the authority to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for the Company’s Common Stock through September 30, 2020:

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

The following table reflects the distributions per share that the Company has paid on its common stock during the year ended September 30, 2020:

Record Date	Payment Date	Amount per Share	Cash Distribution
November 7, 2019	November 21, 2019	$0.29	$2,409,859
December 13, 2019	December 30, 2019	0.32	2,659,155
March 13, 2020	March 31, 2020	0.31	2,576,058
June 15, 2020	June 30, 2020	0.19	3,306,213
September 15, 2020	September 30, 2020	0.27	4,698,303
		$1.38	$15,649,588
The following table reflects the distributions per share that the Company has paid on its common stock during the year ended September 30, 2019:

Record Date	Payment Date	Amount per Share	Cash Distribution
August 15, 2019	August 29, 2019	$0.47	$2,372,190
		$0.47	$2,372,190

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Borrowings
CNB-1 Facility
On October 16, 2018, the Company entered into a revolving credit agreement (the “CNB-1 Loan Agreement”) between the Company, as borrower, and City National Bank (“CNB”), as lender. Prior to its termination, the CNB-1 Loan Agreement provided for a senior secured revolving credit facility (the “CNB-1 Facility”) of up to $60 million (the “CNB-1 Facility Maximum Commitment”) in aggregate principal amount, subject to the lesser of (i) a percentage of unfunded commitments from certain classes of eligible investors in the Company and (ii) the CNB-1 Facility Maximum Commitment and had a scheduled maturity date of October 15, 2020. On May 1, 2020, the Company repaid all borrowings outstanding under the CNB-1 Facility, following which the CNB-1 Facility was terminated.
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
As of September 30, 2020, the Company had no borrowings outstanding under the CNB-1 Facility. As of September 30, 2019, the Company had $65.0 million outstanding under the CNB-1 Facility. The Company’s borrowings under the CNB-1 Facility bore interest at a weighted average interest rate of 3.27% and 4.09% for the years ended September 30, 2020 and 2019, respectively. For the years ended September 30, 2020 and 2019, the Company recorded interest expense (inclusive of fees) of $1,769,383 and $2,657,341, respectively, related to the CNB-1 Facility.
CNB-2 Facility
On June 9, 2020 (the “CNB-2 Closing Date”), the Company entered into a loan and security agreement (the “CNB-2 Loan Agreement”) between the Company, as borrower, and CNB, as lender. The CNB-2 Loan Agreement provides for a senior secured revolving credit facility (the “CNB-2 Facility”) of up to $50 million (the “CNB-2 Facility Maximum Commitment”) in aggregate principal amount, subject to the lesser of (i) the borrowing base, which is an amount determined by applying different rates to eligible assets held by the Company based generally on the value of such assets and (ii) the CNB-2 Facility Maximum Commitment. The maturity date of the CNB-2 Facility is June 9, 2023.
Borrowings under the CNB-2 Facility bear interest at a rate equal to LIBOR for the selected period plus 3.00%. There is a non-usage fee of 50 basis points per year on the unused portion of the CNB-2 Facility, payable annually, if on any anniversary of the CNB-2 Closing Date, the average daily utilization of the CNB-2 Facility is less than $25 million over the prior 365-day period.
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
As of September 30, 2020, the Company had $5.0 million outstanding under the CNB-2 Facility. For the year ended September 30, 2020, the Company’s borrowings under the CNB-2 Facility bore interest at a weighted average interest rate of 3.32% and the Company recorded interest expense (inclusive of fees) of $183,244 related to the CNB-2 Facility.

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and seller and OSI 2 SPV serves as borrower with Citibank, N.A., as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent.
As of September 30, 2020, the Citibank Loan Agreement provided for a senior secured revolving credit facility (the “Citibank Facility”) of up to $150 million (the “Citibank Maximum Commitment”) in aggregate principal amount, subject to the lesser of (i) the borrowing base, which is an amount based on advance rates that vary depending on the class of assets and the value assigned to such assets under the Citibank Loan Agreement and (ii) the Citibank Maximum Commitment. The Citibank Facility has a three year reinvestment period (the “Reinvestment Period”) during which advances may be made and matures five years from the Citibank Closing Date. Following the Reinvestment Period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the Citibank Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender under the Citibank Loan Agreement, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) the LIBOR for a three month maturity and (b) for all other lenders under the Citibank Facility, LIBOR, plus, in each case, an applicable spread. During the Reinvestment Period, the applicable spread for any borrowings up to $100 million is the greater of (i) a weighted average rate of (x) 1.65% per year for broadly syndicated loans and (y) 2.25% per year for all other eligible loans and (ii) 1.85%, and with respect to any borrowings in excess of $100 million, the applicable spread is the greater of (i) a weighted average rate of (x) 2.25% per year for broadly syndicated loans and (y) 3.00% per year for all other eligible loans and (ii) 1.85%. After the Reinvestment Period, the applicable spread is 3.00% per year. There is also a non-usage fee of (i) 0.40% per year for the first six months following the Citibank Closing Date (the “Ramp-Up Period”) and (ii) 0.50% per year thereafter, in each case, on the unused portion of the Citibank Facility, payable quarterly; provided that if after the Ramp-Up Period the unused portion of the Citibank Facility is greater than 30% of the commitments under the Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the Citibank Facility.
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
As of September 30, 2020 and September 30, 2019, the Company had $100.0 million and $18.0 million, respectively, outstanding under the Citibank Facility. The Company’s borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.91% and 4.03% for the years ended September 30, 2020 and 2019, respectively. For the years ended September 30, 2020 and 2019, the Company recorded interest expense (inclusive of fees) of $2,692,069 and $160,052, respectively, related to the Citibank Facility.
Principal Payments
Scheduled principal payments for debt obligations as of September 30, 2020 are as follows:

	Payments due during fiscal years ended September 30,
	Total	2021	2022	2023	2024	2025 and Thereafter
CNB-2 Facility	$5,000,000	$—	$—	$5,000,000	$—	$—
Citibank Facility	100,000,000	—	—	—	100,000,000	—
Total	$105,000,000	$—	$—	$5,000,000	$100,000,000	$—

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Interest Income

As of September 30, 2020, there was one investment on which the Company had stopped accruing cash and/or PIK interest and/or OID income. The percentages of the Company's debt investments at cost and fair value by accrual status as of September 30, 2020 were as follows:

	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$426,252,220	99.65%	$427,093,265	99.81%
Cash non-accrual (1)	1,491,750	0.35	813,580	0.19
Total	$427,743,970	100.00%	$427,906,845	100.00%
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
Listed below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the years ended September 30, 2020 and 2019 and the period from August 6, 2018 (commencement of operations) to September 30, 2018:

	Year ended September 30, 2020	Year ended September 30, 2019	Period from August 6, 2018 (commencement of operations) to September 30, 2018
Net increase (decrease) in net assets resulting from operations	$22,307,607	$5,619,394	$(462,452)
Net unrealized (appreciation) depreciation	1,439,671	(1,691,630)	(210,104)
Book/tax differences due to capital gains incentive fee	1,027,505	385,550	—
Book/tax difference due to organizational and deferred offering costs	(30,407)	668,719	483,049
Other book/tax differences	(676,078)	14,515	—
Taxable income (1)	$24,068,298	$4,996,548	$(189,507)
__________________
(1)The Company's taxable income for the year ended September 30, 2020 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ended September 30, 2020. Therefore, the final taxable income may be different than the estimate.
For the year ended September 30, 2020, the Company recognized a total provision for income tax benefit of $6,367, which was comprised of a current income tax benefit of $10,206 partially offset by a deferred income tax expense of $3,839 that resulted from unrealized appreciation on an investment held by a wholly-owned taxable subsidiary.
For the year ended September 30, 2020, the Company reclassified $0.2 million of additional paid-in-capital to accumulated overdistributed earnings on the Consolidated Statement of Assets and Liabilities. These reclassification entries did not impact total net assets.
As of September 30, 2020, the Company's tax year end, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net	$—
Net realized capital gains	$11,121,008
Unrealized losses, net	$1,474,642
The aggregate cost of investments for income tax purposes was $431,325,783 as of September 30, 2020. As of September 30, 2020, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for income tax purposes was $13,587,495. As of September 30, 2020, the aggregate gross unrealized depreciation for all

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investments in which there was an excess of cost for income tax purposes over value was $15,062,137. As of September 30, 2020, net unrealized depreciation based on the aggregate cost of investments for income tax purposes was $1,474,642.

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
For purposes of calculating the Management Fee, the Gross Asset Value is determined by the Company’s board of directors (including any committee thereof). Until August 6, 2019, the Management Fee for each quarter was calculated based on the Company’s average Gross Asset Value at the end of each month during such calendar quarter (prior to taking into account any Incentive Fee); provided, that the Management Fee for the Company’s first calendar quarter was calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). Following August 6, 2019, the Management Fee for each quarter is calculated based on the Company’s average Gross Asset Value at the end of such quarter and at the end of the preceding quarter (in each case, prior to taking into account any Incentive Fee); provided, that the Management Fee for the calendar quarter in which the Company consummates a Qualified Listing will be calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). For the years ended September 30, 2020 and 2019, base management fees were $3,689,499 and $1,570,326, respectively. For the period from August 6, 2018 (date of commencement) to September 30, 2018, base management fees were $39,726.
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
The foregoing calculations will be appropriately prorated for any period of less than three months and adjusted for any issuances or repurchases of Common Stock during a quarter. For the years ended September 30, 2020 and 2019, Investment Income Incentive Fees were $3,955,710 and $411,257, respectively. For the period from August 6, 2018 (date of commencement) to September 30, 2018, there was no Investment Income Incentive Fee.
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
Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 20% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unrealized capital appreciation will be realized in the future. For the years ended September 30, 2020 and 2019, the Company accrued Capital Gains Incentive Fees of $1,027,505 and $385,550, respectively. For the period from August 6, 2018 (date of commencement) to September 30, 2018, the Company accrued $42,021 of Capital Gains Incentive Fees. As of September 30, 2020 and September 30, 2019, there was $1,455,076 and $427,571, respectively, of Capital Gains Incentive Fee accrued on a cumulative basis. As of September 30, 2020, the Company has not paid any Capital Gains Incentive Fees, and no amount is currently payable under the terms of the Investment Advisory Agreement.
As of September 30, 2020 and September 30, 2019, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amounts of $4,468,874 and $1,128,658, respectively, reflecting the unpaid portion of the Base Management Fee and Incentive Fee payable to the Adviser.
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
For the year ended September 30, 2020, the Company incurred $551,954 of expenses under the Administration Agreement, of which $470,898 was included in administrator expense and the remaining $81,056 was included in general and administrative expenses on the Consolidated Statements of Operations. For the year ended September 30, 2019, the Company incurred $644,180 of expenses under the Administration Agreement, of which $421,173 was included in administrator expense and the remaining $223,007 was included across general and administrative expenses, offering costs and organization expenses on the Consolidated Statements of Operations. For the period from August 6, 2018 (date of commencement) through September 30, 2018, the Company incurred $109,484 of expenses under the Administration Agreement, of which $12,780 was included in administrator expense and the remaining $96,704 was included in general and administrative expenses, offering costs and organization expenses on the Consolidated Statements of Operations. As of September 30, 2020 and September 30, 2019, $570,134 and $753,665, respectively, was included in “Due to affiliates” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses.

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Financial Highlights

	Year ended September 30, 2020	Year ended September 30, 2019	Period from August 6, 2018 (commencement of operations) through September 30, 2018
Net asset value at beginning of period	$20.65	$19.70	$20.00
Net investment income (1)	1.38	0.90	(0.70)
Net unrealized appreciation (depreciation) (1)(2)	(1.24)	0.37	0.40
Net realized gains (losses) (1)	0.53	0.06	—
Distributions of net investment income to stockholders	(1.38)	(0.47)	—
Effect of sale price of drawdowns (3)	—	0.09	—
Net asset value at end of period	$19.94	$20.65	$19.70
Total return (4)	3.46%	7.21%	(1.49)%
Common stock outstanding at beginning of period	8,309,861	1,541,738	50
Common stock outstanding at end of period	17,401,121	8,309,861	1,541,738
Net assets at beginning of period	$171,626,750	$30,372,317	$1,000
Net assets at end of period	$347,001,767	$171,626,750	$30,372,317
Average net assets (5)	$239,649,143	$83,242,777	$19,040,505
Ratio of net investment income to average net assets (6)	7.16%	4.43%	(3.53)%
Ratio of total expenses to average net assets (6)	6.54%	9.58%	4.11%
Ratio of portfolio turnover to average investments at fair value (6)	64.79%	16.41%	—%
Weighted average outstanding debt	$123,846,995	$56,718,082	$—
Average debt per share (1)	$9.97	$13.85	$—
Asset coverage ratio (7)	428.45%	306.78%	N/A

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	The amount shown does not correspond with net unrealized appreciation (depreciation) for the period as it includes the effect of the timing of equity issuances.
(3)	Increase is due to drawdowns during the period that were executed at a sale price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors.
(4)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvestment price equal to the NAV per share at the beginning of the period. The total return has not been annualized.
(5)	Calculated based upon the weighted average net assets for the period.
(6)	Financial results for the period from August 6, 2018 (commencement of operations) to September 30, 2018 have not been annualized for purposes of this ratio.
(7)	Based on outstanding senior securities of $105.6 million and $83.0 million as of September 30, 2020 and 2019, respectively. As of September 30, 2018, the Company did not have any outstanding senior securities.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Securities

Information about the Company's senior securities (including debt securities and other indebtedness) is shown in the following table as of the fiscal years ended September 30, 2020 and 2019. The Company had no senior securities outstanding as of September 30, 2018.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit

CNB-1 Facility
Fiscal 2019	$65,000,000	$3,068	—	N/A

CNB-2 Facility
Fiscal 2020	$5,000,000	$4,285	—	N/A

Citibank Facility
Fiscal 2019	$18,000,000	$3,068	—	N/A
Fiscal 2020	100,000,000	4,285	—	N/A

Derivative Liability
Fiscal 2020	$647,889	$4,285	—	N/A

Total Senior Securities
Fiscal 2019	$83,000,000	$3,068	—	N/A
Fiscal 2020	105,647,889	4,285	—	N/A
__________
(1)Total amount of each class of senior securities outstanding at the end of the period.
(2)The asset coverage ratio for a class of senior securities representing indebtedness is calculated as the Company's consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage Per Unit.”
(3)The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “-” indicates information that the Securities and Exchange Commission expressly does not require to be disclosed for certain types of senior securities.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of September 30, 2020 and September 30, 2019, off-balance sheet arrangements consisted of $43,585,363 and $11,030,903, respectively, of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

	September 30, 2020	September 30, 2019
WPEngine, Inc.	$9,504,950	$—
Athenex, Inc.	8,322,832	—
NuStar Logistics, L.P.	7,054,000	—
Assembled Brands Capital LLC	3,904,072	3,807,021
A.T. Holdings II SÀRL	2,720,000	—
MRI Software LLC	2,577,616	—
Ardonagh Midco 3 PLC	2,148,573	—
Corrona, LLC	1,894,500	—
NeuAG, LLC	1,551,000	—
Accupac, Inc.	856,511	—
Mindbody, Inc.	761,905	761,905
OEConnection LLC	560,336	817,204
Olaplex, Inc.	513,000	—
Acquia Inc.	468,601	—
Apptio, Inc.	461,538	461,538
Immucor, Inc.	197,694	—
iCIMs, Inc.	88,235	88,235
PaySimple, Inc.	—	2,695,000
Sorrento Therapeutics, Inc.	—	2,400,000
	$43,585,363	$11,030,903

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement ("ISDA Master Agreement") with its derivative counterparty, The Bank of New York Mellon. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of September 30, 2020, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2020.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,662,097	€6,026,830	11/12/2020	$—	$411,465	Derivative liability
Foreign currency forward contract	$9,893,413	£7,833,885	11/12/2020	$—	$236,424	Derivative liability
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2019.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$2,798,483	€2,475,000	1/16/2020	$77,558	$—	Derivative assets

Note 14. Selected Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the Company for the years ended September 30, 2020 and 2019 are below:

	For or as of the three months ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Total investment income	$12,296,164	$8,107,281	$7,136,328	$5,294,578	$4,301,940	$3,999,551	$2,199,688	$1,166,218
Net investment income (loss)	6,349,626	4,603,227	4,320,142	1,897,085	1,737,028	1,383,946	296,143	274,523
Net realized and unrealized gains (losses)	10,928,008	30,931,541	(40,103,364)	3,381,342	251,385	134,626	2,495,359	(953,616)
Net increase (decrease) in net assets resulting from operations	17,277,634	35,534,768	(35,783,222)	5,278,427	1,988,413	1,518,572	2,791,502	(679,093)
Net assets	347,001,767	334,422,436	201,013,682	171,836,163	171,626,750	104,473,728	69,186,756	66,395,254
Total investment income per common share (1)	$0.71	$0.52	$0.84	$0.64	$0.75	$0.88	$0.65	$0.43
Net investment income (loss) per common share (1)	0.36	0.30	0.51	0.23	0.30	0.30	0.09	0.10
Earnings (losses) per common share (1)	0.99	2.30	(4.22)	0.64	0.35	0.33	0.82	(0.25)
Net asset value per common share at period end	19.94	19.22	17.37	20.68	20.65	20.70	20.40	19.57
__________________
(1)Quarterly per share amounts will not sum to the annual per share amounts due to the effect of weighting share activity for each respective period.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the year ended September 30, 2020, except as discussed below.

Distribution Declaration
On December 15, 2020, the Company's Board of Directors approved a quarterly distribution of $0.35 per share, payable in cash on December 31, 2020 to the Company's stockholders of record as of the close of business on December 15, 2020. Additionally, on December 15, 2020, our Board of Directors approved a special distribution of $0.62 per share, payable in cash on December 31, 2020 to our stockholders of record as of the close of business on December 15, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2020, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2020.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART II — OTHER INFORMATION
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this annual report

The following reports and financial statements are set forth in Part II, Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm	68
Consolidated Statements of Assets and Liabilities as of September 30, 2020 and 2019	69
Consolidated Statements of Operations for the years ended September 30, 2020 and 2019 and the period from August 6, 2018 (commencement of operations) through September 30, 2018	70
Consolidated Statements of Changes in Net Assets for the years ended September 30, 2020 and 2019 and the period from August 6, 2018 (commencement of operations) through September 30, 2018	71
Consolidated Statements of Cash Flows for the years ended September 30, 2020 and 2019 and the period from August 6, 2018 (commencement of operations) through September 30, 2018	72
Consolidated Schedule of Investments as of September 30, 2020	73
Consolidated Schedule of Investments as of September 30, 2019	81
Notes to Consolidated Financial Statements	87

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
4.1	Form of Subscription Agreement (2)
4.2	Description of Securities (3)
10.1	Amended and Restated Investment Advisory Agreement, dated as of May 11, 2020, by and between the Company and Oaktree Fund Advisors, LLC. (4)
10.2	Administration Agreement, dated as of September 30, 2019, by and between the Company and Oaktree Fund Administration, LLC (5)
10.3	Form of Indemnification Agreement (1)
10.4	Custody Agreement, dated as of July 31, 2018, by and between the Company and The Bank of New York Mellon (1)
10.5
Loan and Security Agreement, dated as of July 26, 2019, by and among Oaktree Strategic Income II, Inc., OSI 2 Senior Lending SPV, LLC, each of the lenders from time to time party thereto, Citibank, N.A. and Deutsche Bank Trust Company Americas. (6)

10.6
First Amendment to Loan and Security Agreement, dated as of September 20, 2019, by and among Oaktree Strategic Income II, Inc., OSI 2 Senior Lending SPV, LLC, each of the lenders from time to time party thereto, Citibank, N.A. and Deutsche Bank Trust Company Americas. (7)

10.7
Second Amendment to Loan and Security Agreement, dated as of July 2, 2020, by and among Oaktree Strategic Income II, Inc., OSI 2 Senior Lending SPV, LLC, each of the lenders from time to time party thereto, and Citibank, N.A. (8)

10.8	Loan and Security Agreement, dated as of June 9, 2020, by and between Oaktree Strategic Income II, Inc., as borrower, and City National Bank, as lender. (9)
21	Subsidiaries: ● OSI 2 Senior Lending SPV, LLC - Delaware
24	Power of Attorney (included on the signature page hereto)*
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Form 10-12G filed by the Company on August 3, 2018 (File No. 000-55975)
(2)	Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on October 2, 2018 (File No. 000-55975)
(3)	Incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed by the Company on December 18, 2019 (File No. 814-01281)
(4)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed by the Company on May 13, 2020 (File No. 814-01281)
(5)	Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K, filed by the Company on December 18, 2019 (File No. 814-01281)
(6)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 14, 2019 (File No. 814-01281)
(7)	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed by the Company on December 18, 2019 (File No. 814-01281)
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on July 8, 2020 (File No. 814-01281)
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on June 12, 2020 (File No. 814-01281)

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
Mel Carlisle
Chief Financial Officer and Treasurer
Date: December 16, 2020

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Armen Panossian and Mel Carlisle, and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Annual Report on Form 10-K for the fiscal year ended September 30, 2020, and any or all amendments to this Report, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any other regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in order to effectuate the same, as fully to all intents and purposes as he himself might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Armen Panossian Armen Panossian	Chairman, Chief Executive Officer and Chief Investment Officer (principal executive officer)	December 16, 2020

/s/ Mel Carlisle Mel Carlisle	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	December 16, 2020

/s/ Deborah A. Gero Deborah A. Gero	Director	December 16, 2020

/s/ Allison Keller Allison Keller	Director	December 16, 2020

/s/ Steve Mosko Steve Mosko	Director	December 16, 2020