Form 10-Q
period 2020-12-31
Oaktree Strategic Income II, Inc.
filed 2021-02-11
CIK 1744179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 9, 2021
Common stock, $0.001 par value	17,401,121

OAKTREE STRATEGIC INCOME II, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2020

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Assets and Liabilities

	December 31, 2020 (unaudited)	September 30, 2020
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost December 31, 2020: $461,926,406; cost September 30, 2020: $428,740,923)	$468,177,605	$429,851,146
Cash and cash equivalents	37,049,392	28,742,283
Restricted cash	4,068,407	2,273,803
Interest receivable	1,717,733	1,485,133
Receivables from unsettled transactions	6,528,333	1,113,367
Deferred financing costs	1,760,444	1,669,903
Other assets	9,194,917	504,847
Total assets	$528,496,831	$465,640,482
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$677,726	$771,862
Base management fee and incentive fee payable	5,272,874	4,468,874
Due to affiliates	678,161	570,134
Interest payable	635,057	581,762
Payables from unsettled transactions	44,802,346	6,594,355
Derivative liability at fair value	604,516	647,889
Deferred tax liability	1,650	3,839
Credit facilities payable	135,000,000	105,000,000
Total liabilities	187,672,330	118,638,715
Commitments and contingencies (Note 12)
Net assets:
Common stock, $0.001 par value per share, 250,000,000 shares authorized; 17,401,121 shares issued and outstanding at December 31, 2020 and September 30, 2020	17,401	17,401
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized; none issued and outstanding at December 31, 2020 and September 30, 2020	—	—
Additional paid-in-capital	337,337,998	337,337,998
Accumulated distributable earnings (loss)	3,469,102	9,646,368
Total net assets (equivalent to $19.59 and $19.94 per common share at December 31, 2020 and September 30, 2020, respectively) (Note 11)	340,824,501	347,001,767
Total liabilities and net assets	$528,496,831	$465,640,482
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Operations
(unaudited)

	For the three months ended December 31, 2020	For the three months ended December 31, 2019
Interest income:
Non-control/Non-affiliate investments	$8,395,347	$4,984,017
Interest on cash and cash equivalents	4	29,382
Total interest income	8,395,351	5,013,399
PIK interest income:
Non-control/Non-affiliate investments	836,758	151,232
Total PIK interest income	836,758	151,232
Fee income:
Non-control/Non-affiliate investments	1,270,883	129,947
Total fee income	1,270,883	129,947
Total investment income	10,502,992	5,294,578
Expenses:
Base management fee	1,141,527	786,134
Investment income incentive fee	1,563,232	49,915
Capital gains incentive fee	1,113,049	677,318
Professional fees	287,729	167,983
Directors fees	38,750	38,887
Interest expense	877,956	1,355,193
Administrator expense	90,956	113,917
General and administrative expenses	249,911	208,146
Total expenses	5,363,110	3,397,493
Net investment income	5,139,882	1,897,085
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	5,141,980	3,122,217
Foreign currency forward contracts	43,374	(59,686)
Net unrealized appreciation (depreciation)	5,185,354	3,062,531
Realized gains (losses):
Non-control/Non-affiliate investments	1,238,352	324,057
Foreign currency forward contracts	(853,748)	—
Net realized gains (losses)	384,604	324,057
Provision for income tax (expense) benefit	(8,017)	(5,246)
Net realized and unrealized gains (losses), net of taxes	5,561,941	3,381,342
Net increase (decrease) in net assets resulting from operations	$10,701,823	$5,278,427
Net investment income per common share — basic and diluted	$0.30	$0.23
Earnings (loss) per common share — basic and diluted (Note 5)	$0.62	$0.64
Weighted average common shares outstanding — basic and diluted	17,401,121	8,309,861
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)

	For the three months ended December 31, 2020	For the three months ended December 31, 2019
Operations:
Net investment income	$5,139,882	$1,897,085
Net unrealized appreciation (depreciation)	5,185,354	3,062,531
Net realized gains (losses)	384,604	324,057
Provision for income tax (expense) benefit	(8,017)	(5,246)
Net increase (decrease) in net assets resulting from operations	10,701,823	5,278,427
Capital share transactions:
Distributions to stockholders	(16,879,089)	(5,069,014)
Net increase (decrease) in net assets from capital share transactions	(16,879,089)	(5,069,014)
Total increase (decrease) in net assets	(6,177,266)	209,413
Net assets at beginning of period	347,001,767	171,626,750
Net assets at end of period	$340,824,501	$171,836,163
Net asset value per common share	$19.59	$20.68
Common shares outstanding at end of period	17,401,121	8,309,861

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended December 31, 2020	For the three months ended December 31, 2019
Operating activities:
Net increase (decrease) in net assets resulting from operations	$10,701,823	$5,278,427
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	(5,185,354)	(3,062,531)
Net realized (gains) losses	(384,604)	(324,057)
PIK interest income	(836,758)	(151,232)
Accretion of original issue discount on investments	(958,653)	(312,720)
Amortization of deferred financing costs	131,226	164,692
Deferred taxes	(2,189)	5,246
Purchases of investments	(107,795,724)	(67,626,246)
Proceeds from sales and repayments of investments	76,870,578	38,681,281
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(154,305)	293,364
(Increase) decrease in receivables from unsettled transactions	(5,414,966)	2,311,133
(Increase) decrease in other assets	(8,690,070)	(23,361)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(121,040)	(23,585)
Increase (decrease) in base management fee and incentive fee payable	804,000	812,280
Increase (decrease) in due to affiliates	108,027	(423,755)
Increase (decrease) in interest payable	53,295	(23,876)
Increase (decrease) in payables from unsettled transactions	38,207,991	(31,790,217)
Net cash used in operating activities	(2,666,723)	(56,215,157)
Financing activities:
Distributions paid in cash	(16,879,089)	(5,069,014)
Borrowings under the credit facilities	30,000,000	68,500,000
Repayments of borrowings under the credit facilities	—	(8,000,000)
Proceeds from the issuance of common stock	—	347,500
Deferred financing costs paid	(194,863)	—
Net cash provided by financing activities	12,926,048	55,778,486
Effect of exchange rate changes on foreign currency	(157,612)	250
Net increase (decrease) in cash and cash equivalents and restricted cash	10,101,713	(436,421)
Cash and cash equivalents and restricted cash, beginning of period	31,016,086	11,348,126
Cash and cash equivalents and restricted cash, end of period	$41,117,799	$10,911,705
Supplemental information:
Cash paid for interest	$693,435	$1,214,377
Non-cash financing activities:
Accrued deferred financing costs	$(26,904)	$(2,245)

Reconciliation to the Consolidated Statement of Assets and Liabilities	December 31, 2020	September 30, 2020
Cash and cash equivalents	$37,049,392	$28,742,283
Restricted cash	4,068,407	2,273,803
Total cash and cash equivalents and restricted cash	$41,117,799	$31,016,086

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments						(7)
A.T. Holdings II SÀRL		Biotechnology
First Lien Term Loan, 9.50% cash due 12/22/2022			$12,812,000	$12,686,162	$12,683,880	(8)(10)
				12,686,162	12,683,880
Access CIG, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.98%		7,455,652	7,404,404	7,395,075	(5)
				7,404,404	7,395,075
Accupac, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.00% cash due 1/17/2026	7.00%		4,547,968	4,481,196	4,547,968	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 1/17/2026			—	(12,575)	—	(5)(8)(9)
First Lien Revolver, LIBOR+6.00% cash due 1/17/2026	7.00%		571,008	562,624	571,008	(5)(8)
				5,031,245	5,118,976
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	8.00%		4,381,994	4,311,429	4,320,646	(5)(8)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025			—	(7,745)	(6,560)	(5)(8)(9)
				4,303,684	4,314,086
ADB Companies, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%		6,666,667	6,500,000	6,533,333	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+6.25% cash due 12/18/2025			—	(33,333)	(26,667)	(5)(8)(9)
				6,466,667	6,506,666
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.25%		€5,147,000	5,621,212	6,281,868	(5)(8)(10)
				5,621,212	6,281,868
Airbnb, Inc.		Hotels, Resorts & Cruise Lines
First Lien Term Loan, LIBOR+7.50% cash due 4/17/2025	8.50%		$5,664,535	5,540,939	6,153,101	(5)
				5,540,939	6,153,101
Aldevron, L.L.C.		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 10/12/2026	5.25%		5,445,566	5,402,178	5,472,794	(5)
				5,402,178	5,472,794
Algeco Scotsman Global Finance Plc		Construction & Engineering
Fixed Rate Bond, 8.00% cash due 2/15/2023			566,000	573,513	578,376	(10)
				573,513	578,376
Alvogen Pharma US, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%		2,646,943	2,385,842	2,545,472	(5)
				2,385,842	2,545,472
Alvotech Holdings S.A.		Biotechnology
Fixed Rate Bond 15% PIK Note A due 12/13/2023			2,000,000	2,638,718	2,835,051	(8)(10)(11)
Fixed Rate Bond 15% PIK Note B due 12/13/2023			2,000,000	2,638,718	2,755,190	(8)(10)(11)
				5,277,436	5,590,241
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%		8,138,500	7,836,149	7,568,805	(5)(8)(10)
				7,836,149	7,568,805

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Anastasia Parent, LLC		Personal Products
First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025			$1,837,813	$1,469,242	$1,231,665	(5)(12)
				1,469,242	1,231,665
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		7,129,297	7,032,406	6,995,516	(5)(8)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(6,190)	(8,661)	(5)(8)(9)
				7,026,216	6,986,855
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+7.50% cash due 7/14/2026	8.50%		€1,028,928	1,140,588	1,247,614	(5)(8)(10)
First Lien Term Loan, UK LIBOR+5.4375% cash 2.0625% PIK due 7/14/2026	6.19%		£8,076,170	9,841,376	10,940,363	(5)(8)(10)
First Lien Delayed Draw Term Loan, UK LIBOR+5.4375% cash 2.0625% PIK due 7/14/2026	6.19%		£285,813	309,787	369,595	(5)(8)(9)(10)
Fixed Rate Bond, 11.50% cash due 1/15/2027			$794,000	786,060	851,565	(10)
				12,077,811	13,409,137
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.00% cash due 10/17/2023	7.00%		805,077	805,077	752,140	(5)(8)(9)
174,131 Class A Units				82,713	45,274	(8)
100,285 Preferred Units, 6%				110,285	119,107	(8)
7,621 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(8)
				998,075	916,521
Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	6.25%		918,565	784,073	787,210	(5)
				784,073	787,210
Asurion, LLC		Property & Casualty Insurance
Second Lien Term Loan, LIBOR+6.50% cash due 8/4/2025	6.65%		1,071,848	1,074,022	1,082,299	(5)
				1,074,022	1,082,299
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			12,484,249	12,011,324	12,461,778	(8)(10)
First Lien Delayed Draw Term Loan, 11.00% cash due 6/19/2026			—	(86,693)	(11,236)	(8)(9)(10)
97,205 Common Stock Warrants (exercise price $12.63) expiration date 6/19/2027				334,385	313,972	(8)(10)
				12,259,016	12,764,514
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+5.75% cash due 12/24/2026	6.75%		7,443,750	7,285,094	6,937,575	(5)(8)(10)
				7,285,094	6,937,575
BX Commercial Mortgage Trust 2020-VIVA		Diversified Real Estate Activities
Class D Variable Notes due 3/9/2044	3.67%		1,541,220	1,288,064	1,540,295	(5)(8)(10)
Class E Variable Notes due 3/9/2044	3.67%		2,333,140	1,805,279	2,206,451	(5)(8)(10)
				3,093,343	3,746,746
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.25% cash 5.25% PIK due 11/14/2023	4.25%		3,072,052	3,042,135	2,821,373	(5)(8)
				3,042,135	2,821,373
Carrols Restaurant Group, Inc.		Restaurants
First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%		4,966,045	4,730,939	4,947,422	(5)
				4,730,939	4,947,422
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	7.50%		7,968,750	7,843,635	7,590,234	(5)(8)
				7,843,635	7,590,234

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
CITGO Holding, Inc.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+7.00% cash due 8/1/2023	8.00%		$654,685	$629,897	$608,857	(5)
				629,897	608,857
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%		7,165,303	7,093,650	7,140,224	(5)
				7,093,650	7,140,224
Connect U.S. Finco LLC		Alternative Carriers
First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%		1,614,856	1,579,370	1,624,230	(5)(10)
				1,579,370	1,624,230
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+9.50% PIK due 1/28/2025			9,147,670	9,147,670	7,455,351	(5)(8)
Common Stock Warrants expiration date 7/28/2025				—	601,898	(8)
				9,147,670	8,057,249
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.15%		5,834,075	5,662,391	5,527,786	(5)
				5,662,391	5,527,786
Corrona, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		3,751,284	3,697,257	3,700,267	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		445,667	430,068	427,483	(5)(8)(9)
First Lien Revolver, PRIME+4.50% cash due 12/13/2025	7.75%		111,500	101,865	102,402	(5)(8)(9)
401 Class A2 Common Units in Corrona Group Holdings, L.P.				378,610	378,610	(8)
				4,607,800	4,608,762
Curium Bidco S.à.r.l.		Biotechnology
Second Lien Term Loan, LIBOR+7.75% cash due 10/27/2028	8.50%		5,788,000	5,701,180	5,802,470	(5)(8)(10)
				5,701,180	5,802,470
Dcert Buyer, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.15%		3,950,050	3,940,175	3,952,519	(5)
				3,940,175	3,952,519
Dealer Tire, LLC		Distributors
First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	4.40%		4,555,316	4,471,099	4,536,320	(5)
				4,471,099	4,536,320
Delta Topco, Inc.		Systems Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/1/2028	8.00%		2,364,000	2,352,180	2,390,595	(5)
				2,352,180	2,390,595
EHR Canada, LLC		Food Retail
First Lien Term Loan, LIBOR+8.00% cash due 1/31/2021	9.00%		457,407	457,365	466,555	(5)(8)
				457,365	466,555
FFI Holdings I Corp		Industrial Machinery
First Lien Term Loan, LIBOR+6.25% cash due 1/24/2025	7.25%		950,000	855,764	855,000	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+6.25% cash due 1/24/2025			—	—	—	(5)(8)(9)
				855,764	855,000
Fortress Biotech, Inc.		Biotechnology
First Lien Term Loan, 11.00% cash due 8/27/2025			2,943,000	2,776,512	2,839,995	(8)(10)
85,811 Common Stock Warrants (exercise price $3.20) expiration date 8/27/2030				90,960	91,818	(8)(10)
				2,867,472	2,931,813

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes

GI Chill Acquisition LLC		Managed Health Care
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	4.25%		$1,955,000	$1,945,225	$1,937,894	(5)(8)
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	7.75%		2,000,000	1,985,999	1,940,000	(5)(8)
				3,931,224	3,877,894
Global Medical Response, Inc.		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.25%		1,076,040	1,059,150	1,067,970	(5)
First Lien Term Loan, LIBOR+4.75% cash due 10/2/2025	5.75%		3,773,300	3,699,621	3,756,792	(5)
				4,758,771	4,824,762
Gulf Operating, LLC		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+5.25% cash due 8/25/2023	6.25%		605,560	367,470	462,172	(5)
First Lien Revolver, LIBOR+4.00% cash due 12/27/2021			—	(242,900)	(242,900)	(5)(8)(9)
				124,570	219,272
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.50%		2,517,618	2,480,284	2,498,988	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024	7.50%		88,235	86,851	87,582	(5)(8)
				2,567,135	2,586,570
Immucor, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+5.75% cash due 7/2/2025	6.75%		2,360,471	2,318,070	2,313,261	(5)(8)
First Lien Revolver, LIBOR+5.75% cash due 7/2/2025			—	(3,551)	(3,954)	(5)(8)(9)
Second Lien Term Loan, LIBOR+8.00% cash 3.50% PIK due 10/2/2025	9.00%		5,754,547	5,652,432	5,639,456	(5)(8)
				7,966,951	7,948,763
Intelsat Jackson Holdings S.A.		Alternative Carriers
First Lien Term Loan, PRIME+4.75% cash due 11/27/2023	8.00%		986,227	956,729	1,002,781	(5)(10)
				956,729	1,002,781
Ivanti Software, Inc.		Application Software
Second Lien Term Loan, LIBOR+8.50% cash due 12/1/2028	9.50%		7,975,000	7,735,750	7,945,094	(5)(8)
				7,735,750	7,945,094
Jazz Acquisition, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+7.50% cash due 1/29/2027	8.50%		5,971,035	5,741,515	5,726,223	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+7.50% cash due 1/29/2027			—	—	—	(5)(8)(9)
				5,741,515	5,726,223
Latam Airlines Group S.A.		Airlines
First Lien Delayed Draw Term Loan, LIBOR+11.00% PIK due 3/29/2022			2,883,500	2,787,061	2,979,607	(5)(8)(9)(10)
				2,787,061	2,979,607
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.15%		8,865,000	8,762,911	8,599,050	(5)(8)
				8,762,911	8,599,050
Lightstone Holdco LLC		Electric Utilities
First Lien Term Loan, LIBOR+3.75% cash due 1/30/2024	4.75%		1,365,000	1,211,438	1,272,200	(5)
				1,211,438	1,272,200
LogMeIn, Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	4.90%		6,000,000	5,856,496	5,992,530	(5)
Second Lien Term Loan, LIBOR+9.00% cash due 8/31/2028	9.15%		3,289,000	3,130,775	3,280,778	(5)
				8,987,271	9,273,308
LTI Holdings, Inc.		Electronic Components
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	6.90%		1,396,000	1,372,240	1,357,610	(5)
				1,372,240	1,357,610
Mallinckrodt International Finance S.A.		Pharmaceuticals
First Lien Term Loan, LIBOR+4.75% cash due 9/24/2024	5.50%		1,495,226	1,343,835	1,411,501	(5)(10)
				1,343,835	1,411,501

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 10/19/2027	5.25%		$5,958,333	$5,898,750	$6,025,365	(5)
				5,898,750	6,025,365
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.5% PIK due 2/14/2025	8.00%		7,301,900	7,202,661	6,690,001	(5)(8)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025			—	(10,446)	(63,848)	(5)(8)(9)
				7,192,215	6,626,153
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%		5,469,658	5,423,513	5,455,984	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(20,440)	(4,611)	(5)(8)(9)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026			—	(4,612)	(1,153)	(5)(8)(9)
				5,398,461	5,450,220
Navisite, LLC		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+8.50% cash due 12/30/2026	9.50%		7,779,000	7,623,775	7,623,420	(5)(8)
				7,623,775	7,623,420
NeuAG, LLC		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024	7.00%		12,718,514	12,259,750	12,286,084	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024				(62,040)	(52,734)	(5)(8)(9)
				12,197,710	12,233,350
Northwest Fiber, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+5.50% cash due 4/30/2027	5.65%		4,373,025	4,222,119	4,394,890	(5)
				4,222,119	4,394,890
NuStar Logistics, L.P.		Oil & Gas Refining & Marketing
Unsecured Delayed Draw Term Loan, 12.00% cash due 4/19/2023			—	—	—	(8)(9)
				—	—
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.15%		9,356,947	9,314,093	9,286,770	(5)
First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026			—	(144)	(254)	(5)(9)
				9,313,949	9,286,516
Olaplex, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%		11,771,269	11,591,127	11,771,269	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 1/8/2025			—	(16,454)	—	(5)(8)(9)
				11,574,673	11,771,269
OZLM Funding III, Ltd.		Multi-Sector Holdings
Class DR Notes, LIBOR+7.77% cash due 1/22/2029	7.99%		835,000	601,671	826,375	(5)(10)
				601,671	826,375
P & L Development, LLC		Pharmaceuticals
Fixed Rate Bond, 7.75% cash due 11/15/2025			6,290,000	6,290,000	6,777,475
				6,290,000	6,777,475
Park Place Technologies, LLC		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+5.00% cash due 11/10/2027	6.00%		5,000,000	4,803,843	4,816,650	(5)
				4,803,843	4,816,650

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
PaySimple, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	5.65%		$10,870,161	$10,698,858	$10,652,758	(5)(8)
				10,698,858	10,652,758
Planview Parent, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%		7,408,000	7,296,880	7,408,000	(5)(8)
				7,296,880	7,408,000
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+7.50% cash due 9/15/2023	8.75%		1,230,044	1,223,398	968,660	(5)(8)
				1,223,398	968,660
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/9/2027	8.15%		1,500,000	1,500,000	1,470,000	(5)(8)
				1,500,000	1,470,000
Pug LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+8.00% cash due 2/12/2027	8.75%		5,556,075	5,238,381	5,667,197	(5)
				5,238,381	5,667,197
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.25% cash due 8/29/2025	4.40%		5,906,941	5,873,664	5,905,504	(5)
				5,873,664	5,905,504
RS Ivy Holdco, Inc.		Oil & Gas Exploration & Production
First Lien Term Loan, LIBOR+5.50% cash due 12/23/2027	6.50%		2,500,000	2,462,500	2,487,500	(5)(8)
				2,462,500	2,487,500
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%		2,741,911	2,714,492	2,743,049	(5)
				2,714,492	2,743,049
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			1,841,489	1,460,680	1,546,851	(8)
				1,460,680	1,546,851
Signify Health, LLC		Health Care Services
First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%		6,876,263	6,827,517	6,669,975	(5)
				6,827,517	6,669,975
Sirva Worldwide, Inc.		Diversified Support Services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.65%		1,900,000	1,871,500	1,740,875	(5)
				1,871,500	1,740,875
Sorrento Therapeutics, Inc.		Biotechnology
40,000 Common Stock Warrants (exercise price $3.94) expiration date 11/3/2029				—	200,000	(8)(10)
				—	200,000
Star US Bidco LLC		Industrial Machinery
First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%		5,260,802	4,969,450	5,175,314	(5)
				4,969,450	5,175,314
Sunshine Luxembourg VII SARL		Personal Products
First Lien Term Loan, LIBOR+4.00% cash due 10/1/2026	5.00%		3,349,484	3,224,008	3,370,167	(5)(10)
				3,224,008	3,370,167
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	4.00%		2,917,186	2,604,897	2,736,320	(5)
				2,604,897	2,736,320
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	8.25%		3,394,977	3,341,996	3,362,453	(5)
				3,341,996	3,362,453
Telestream Holdings Corporation		Application Software
First Lien Term Loan, LIBOR+8.75% cash due 10/15/2025	9.75%		5,315,000	5,219,092	5,208,700	(5)(8)
First Lien Revolver, LIBOR+8.75% cash due 10/15/2025			—	(9,688)	(10,020)	(5)(8)(9)
				5,209,404	5,198,680

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2020
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
TerSera Therapeutics LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+10.00% cash due 3/30/2026	11.00%		$6,100,000	$5,927,643	$6,162,501	(5)(8)
				5,927,643	6,162,501
Thrasio, LLC		Specialized Finance
First Lien Term Loan, LIBOR+7.00% cash due 12/18/2026	8.00%		5,933,604	5,785,264	5,785,264	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 12/18/2026			—	(97,928)	(97,928)	(5)(8)(9)
				5,687,336	5,687,336
TIBCO Software Inc.		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 6/30/2026	3.90%		9,390,083	9,398,052	9,240,405	(5)
Second Lien Term Loan, LIBOR+7.25% cash due 3/3/2028	7.40%		3,894,000	3,865,290	3,945,907	(5)
				13,263,342	13,186,312
Transact Holdings Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 4/30/2026	4.90%		7,900,000	7,781,500	7,722,250	(5)(8)
				7,781,500	7,722,250
Uniti Fiber Holdings Inc.		Specialized REITs
Fixed Rate Bond, 7.88% cash due 2/15/2025			1,359,000	1,359,000	1,461,951	(10)
Fixed Rate Bond, 8.25% cash due 10/15/2023			1,814,000	1,741,628	1,831,006	(10)
				3,100,628	3,292,957
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 9/1/2025	6.50%		7,481,250	7,340,713	7,470,963	(5)
				7,340,713	7,470,963
Verscend Holding Corp.		Health Care Technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.65%		5,112,652	5,110,951	5,120,321	(5)
				5,110,951	5,120,321
William Morris Endeavor Entertainment, LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+8.50% cash due 5/18/2025	9.50%		13,081,386	12,449,751	13,465,652	(5)(8)
				12,449,751	13,465,652
Windstream Services II, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%		10,944,923	10,524,452	10,736,313	(5)
				10,524,452	10,736,313
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	4.75%		3,921,988	3,903,227	3,685,963	(5)
				3,903,227	3,685,963
WPEngine, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 3/27/2026	7.50%		5,118,050	5,006,625	5,039,233	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+6.50% cash due 3/27/2026			—	(207,257)	(146,376)	(5)(8)(9)
				4,799,368	4,892,857
Zephyr Bidco Limited		Specialized Finance
Second Lien Term Loan, UK LIBOR+7.50% cash due 7/23/2026	7.52%		£2,000,000	2,576,258	2,661,288	(5)(10)
				2,576,258	2,661,288
Total Non-Control/Non-Affiliate Investments (137.4% of net assets)				$461,926,406	$468,177,605
Cash and Cash Equivalents and Restricted Cash (12.1% of net assets)				$41,117,799	$41,117,799
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (149.4% of net assets)				$503,044,205	$509,295,404

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$7,140,853	€6,026,830	2/11/2021	Bank of New York Mellon	$(240,252)
Foreign currency forward contract	$13,390,458	£10,059,466	2/11/2021	Bank of New York Mellon	(364,264)
					$(604,516)

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2020
(unaudited)

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
(5)The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of December 31, 2020, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 0.15%, the 60-day LIBOR at 0.19%, the 90-day LIBOR at 0.25%, the 180-day LIBOR at 0.26%, the 360-day LIBOR at 0.34%, the PRIME at 3.25%, the 30-day UK LIBOR at 0.02%, the 180-day UK LIBOR at 0.22%, the 30-day EURIBOR at (0.61)% and the 180-day EURIBOR at (0.36)%. Most loans include an interest floor, which generally ranges from 0% to 1%.
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
(8)As of December 31, 2020, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2020, qualifying assets represented 81.8% of the Company's total assets and non-qualifying assets represented 18.2% of the Company's total assets.
(11)Payment-in-kind ("PIK") interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of December 31, 2020, the accumulated PIK interest balance for each of the Alvotech A notes and the B notes was $0.7 million. The fair value of this investment is inclusive of PIK.
(12)This investment was on cash non-accrual status as of December 31, 2020. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments						(7)
A.T. Holdings II SÀRL		Biotechnology
First Lien Term Loan, 12.00% cash due 4/27/2023			$8,160,000	$8,160,000	$9,547,200	(8)(10)
First Lien Delayed Draw Term Loan, 12.00% cash due 4/27/2023			544,000	544,000	641,920	(8)(9)(10)
				8,704,000	10,189,120
Access CIG, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.91%		7,474,804	7,420,203	7,331,175	(5)
				7,420,203	7,331,175
Accupac, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.00% cash due 1/17/2026	7.00%		4,559,424	4,489,026	4,559,424	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 1/17/2026			—	(13,225)	—	(5)(8)(9)
First Lien Revolver, LIBOR+6.00% cash due 1/17/2026	7.00%		571,008	562,191	571,008	(5)(8)
				5,037,992	5,130,432
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	8.00%		4,381,994	4,307,622	4,287,781	(5)(8)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025			—	(8,163)	(10,075)	(5)(8)(9)
				4,299,459	4,277,706
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.25%		€5,147,000	5,615,605	5,892,283	(5)(8)(10)
				5,615,605	5,892,283
Airbnb, Inc.		Hotels, Resorts & Cruise Lines
First Lien Term Loan, LIBOR+7.50% cash due 4/17/2025	8.50%		$5,678,768	5,547,333	6,161,463	(5)
				5,547,333	6,161,463
Aldevron, L.L.C.		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 10/12/2026	5.25%		5,459,283	5,415,785	5,470,639	(5)
				5,415,785	5,470,639
Algeco Scotsman Global Finance Plc		Construction & Engineering
Fixed Rate Bond, 8.00% cash due 2/15/2023			566,000	574,355	563,518	(10)
				574,355	563,518
Alvogen Pharma US, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%		2,646,943	2,363,107	2,563,127	(5)(8)
				2,363,107	2,563,127
Alvotech Holdings S.A.		Biotechnology
Fixed Rate Bond 15% PIK Note A due 12/13/2023			2,000,000	2,546,909	2,695,778	(8)(10)(11)
Fixed Rate Bond 15% PIK Note B due 12/13/2023			2,000,000	2,546,909	2,591,649	(8)(10)(11)
				5,093,818	5,287,427
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.00% cash due 11/26/2026	4.75%		5,970,000	5,910,300	5,134,200	(5)(8)(10)
				5,910,300	5,134,200
Anastasia Parent, LLC		Personal Products
First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025			1,842,513	1,491,750	813,580	(5)(12)
				1,491,750	813,580
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		7,129,297	7,026,133	6,989,242	(5)(8)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025			—	(6,578)	(9,067)	(5)(8)(9)
				7,019,555	6,980,175

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+7.50% cash due 7/14/2026	8.50%		€1,028,928	$1,138,894	$1,171,582	(5)(8)(10)
First Lien Term Loan, UK LIBOR+7.50% cash due 7/14/2026	8.25%		£8,076,170	9,826,368	10,138,087	(5)(8)(10)
First Lien Delayed Draw Term Loan, UK LIBOR+7.50% cash due 7/14/2026			£—	—	—	(5)(8)(9)(10)
Fixed Rate Bond, 11.50% cash due 1/15/2027			$1,588,000	1,572,120	1,611,820	(10)
				12,537,382	12,921,489
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.00% cash due 10/17/2023	7.00%		507,309	507,309	454,090	(5)(8)(9)
174,131 Class A Units				82,713	52,239	(8)
100,285 Preferred Units, 6%				110,285	118,004	(8)
7,621 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(8)
				700,307	624,333
Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	6.25%		921,290	775,603	747,977	(5)
				775,603	747,977
Asurion, LLC		Property & Casualty Insurance
Second Lien Term Loan, LIBOR+6.50% cash due 8/4/2025	6.65%		1,071,848	1,074,144	1,075,755	(5)
				1,074,144	1,075,755
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			10,403,541	9,956,839	10,325,514	(8)(10)
First Lien Delayed Draw Term Loan, 11.00% cash due 6/19/2026			—	(117,157)	(62,421)	(8)(9)(10)
97,205 Common Stock Warrants (exercise price $12.63) expiration date 6/19/2027				334,385	286,755	(8)(10)
				10,174,067	10,549,848
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%		7,462,500	7,296,513	6,940,125	(5)(8)(10)
				7,296,513	6,940,125
Ball Metalpack Finco, LLC		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 7/31/2025	4.76%		570,830	568,843	551,422	(5)(8)
				568,843	551,422
BCP Renaissance Parent L.L.C.		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+3.50% cash due 10/31/2024	4.50%		426,906	406,271	397,691	(5)
				406,271	397,691
Boxer Parent Company Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	4.40%		8,486,987	8,341,896	8,260,342	(5)
				8,341,896	8,260,342
BX Commercial Mortgage Trust 2020-VIVA		Diversified Real Estate Activities
Class D Variable Notes due 3/9/2044	3.67%		6,182,239	5,160,955	5,638,202	(5)(8)(10)
Class E Variable Notes due 3/9/2044	3.67%		3,062,761	2,366,106	2,656,333	(5)(8)(10)
				7,527,061	8,294,535
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.25% cash 5.25% PIK due 11/14/2023	4.25%		3,031,817	3,001,900	2,784,421	(5)(8)
				3,001,900	2,784,421

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Carrols Restaurant Group, Inc.		Restaurants
First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%		$4,978,523	$4,731,295	$4,941,184	(5)
				4,731,295	4,941,184
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	7.50%		8,075,000	7,931,626	7,691,438	(5)(8)
				7,931,626	7,691,438
CITGO Holding, Inc.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+7.00% cash due 8/1/2023	8.00%		656,343	628,977	618,810	(5)
				628,977	618,810
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+5.00% cash due 3/28/2024	6.00%		7,183,535	7,111,700	6,842,317	(5)
				7,111,700	6,842,317
Connect U.S. Finco LLC		Alternative Carriers
First Lien Term Loan, LIBOR+4.50% cash due 12/11/2026	5.50%		1,618,923	1,581,789	1,573,399	(5)(10)
				1,581,789	1,573,399
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+9.50% PIK due 1/28/2025			8,906,534	8,906,534	7,830,625	(5)(8)
Common Stock Warrants expiration date 7/28/2025				—	601,898	(8)
				8,906,534	8,432,523
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.15%		5,848,920	5,667,844	5,386,505	(5)
				5,667,844	5,386,505
Corrona, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		3,760,757	3,703,741	3,706,978	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 12/13/2025			—	(11,699)	(19,119)	(5)(8)(9)
First Lien Revolver, PRIME+4.50% cash due 12/13/2025	7.75%		111,500	101,357	101,933	(5)(8)(9)
401 Class A2 Common Units in Corrona Group Holdings, L.P.				378,610	378,610	(8)
				4,172,009	4,168,402
CTOS, LLC		Trading Companies & Distributors
First Lien Term Loan, LIBOR+4.25% cash due 4/18/2025	4.40%		2,939,810	2,956,400	2,919,599	(5)
				2,956,400	2,919,599
Dcert Buyer, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.15%		7,960,000	7,940,100	7,879,166	(5)
				7,940,100	7,879,166
Dealer Tire, LLC		Distributors
First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	4.40%		8,566,819	8,460,606	8,395,483	(5)
				8,460,606	8,395,483
EHR Canada, LLC		Food Retail
First Lien Term Loan, LIBOR+8.00% cash due 12/4/2020	9.00%		457,407	456,711	466,555	(5)(8)
				456,711	466,555
eResearch Technology, Inc.		Application Software
First Lien Term Loan, LIBOR+4.50% cash due 2/4/2027	5.50%		3,990,000	3,950,100	3,979,187	(5)
				3,950,100	3,979,187
Fortress Biotech, Inc.		Biotechnology
First Lien Term Loan, 11.00% cash due 8/27/2025			2,943,000	2,765,443	2,788,493	(8)(10)
85,811 Common Stock Warrants (exercise price $3.20) expiration date 8/27/2030				90,960	147,595	(8)(10)
				2,856,403	2,936,088
Frontier Communications Corporation		Integrated Telecommunication Services
Fixed Rate Bond, 8.50% cash due 4/1/2026			2,216,000	2,077,839	2,238,160
				2,077,839	2,238,160

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
GI Chill Acquisition LLC		Managed Health Care
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	4.22%		$1,960,000	$1,950,200	$1,925,700	(5)(8)
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	7.72%		2,000,000	1,985,347	1,870,000	(5)(8)
				3,935,547	3,795,700
Global Medical Response, Inc.		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.25%		1,078,814	1,060,828	1,049,146	(5)
First Lien Term Loan, LIBOR+4.75% cash due 10/2/2025	5.75%		3,773,300	3,697,834	3,695,476	(5)
				4,758,662	4,744,622
Gulf Operating, LLC		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+5.25% cash due 8/25/2023	6.25%		974,423	552,330	691,436	(5)
				552,330	691,436
Helios Software Holdings, Inc.		Systems Software
First Lien Term Loan, LIBOR+4.25% cash due 10/24/2025	4.52%		2,977,267	2,947,495	2,941,927	(5)
				2,947,495	2,941,927
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.50%		1,671,765	1,649,272	1,658,391	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024			—	(1,482)	(706)	(5)(8)(9)
				1,647,790	1,657,685
Immucor, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+5.75% cash due 7/2/2025	6.75%		2,366,402	2,321,432	2,319,074	(5)(8)
First Lien Revolver, LIBOR+5.75% cash due 7/2/2025			—	(3,757)	(3,954)	(5)(8)(9)
Second Lien Term Loan, LIBOR+8.00% cash 3.50% PIK due 10/2/2025	9.00%		5,703,532	5,595,816	5,589,461	(5)(8)
				7,913,491	7,904,581
Intelsat Jackson Holdings S.A.		Alternative Carriers
First Lien Term Loan, PRIME+4.75% cash due 11/27/2023	8.00%		986,227	954,078	994,442	(5)(10)
				954,078	994,442
KIK Custom Products Inc.		Household Products
First Lien Term Loan, LIBOR+4.00% cash due 5/15/2023	5.00%		1,330,425	1,287,373	1,325,423	(5)(10)
				1,287,373	1,325,423
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.15%		8,887,500	8,780,169	8,487,563	(5)(8)
				8,780,169	8,487,563
LogMeIn, Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	4.91%		6,000,000	5,850,886	5,810,640	(5)
Second Lien Term Loan, LIBOR+9.00% cash due 8/31/2028	9.16%		3,289,000	3,125,399	3,272,555	(5)
				8,976,285	9,083,195
LTI Holdings, Inc.		Electronic Components
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	6.90%		1,000,000	1,000,000	887,000	(5)
				1,000,000	887,000
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 8/1/2025	5.25%		1,274,000	1,261,260	1,277,185	(5)(8)
				1,261,260	1,277,185
Mauser Packaging Solutions Holding Company		Metal & Glass Containers
Fixed Rate Bond, 8.50% cash due 4/15/2024			4,482,000	4,440,731	4,661,280
				4,440,731	4,661,280
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.5% PIK due 2/14/2025	8.00%		7,274,318	7,168,802	6,706,921	(5)(8)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025			—	(11,107)	(60,190)	(5)(8)(9)
				7,157,695	6,646,731
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%		5,211,063	5,164,802	5,085,138	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(20,812)	(51,144)	(5)(8)(9)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026			—	(4,612)	(11,145)	(5)(8)(9)
				5,139,378	5,022,849

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Navicure, Inc.		Health Care Technology
First Lien Term Loan, LIBOR+4.00% cash due 10/22/2026	4.15%		$7,589,860	$7,277,744	$7,436,507	(5)
				7,277,744	7,436,507
NeuAG, LLC		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024	7.00%		12,494,992	12,003,849	11,995,192	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024				(62,040)	(62,040)	(5)(8)(9)
				11,941,809	11,933,152
Northwest Fiber, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+5.50% cash due 4/30/2027	5.66%		4,384,013	4,226,498	4,389,493	(5)
				4,226,498	4,389,493
NuStar Logistics, L.P.		Oil & Gas Refining & Marketing
Unsecured Delayed Draw Term Loan, 12.00% cash due 4/19/2023			—	—	—	(8)(9)
				—	—
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.15%		8,852,234	8,809,281	8,752,647	(5)
First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026			—	(2,488)	(6,304)	(5)(9)
				8,806,793	8,746,343
Olaplex, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%		9,381,250	9,216,479	9,381,250	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 1/8/2025	7.50%		513,000	495,479	513,000	(5)(8)(9)
				9,711,958	9,894,250
OZLM Funding III, Ltd.		Multi-Sector Holdings
Class DR Notes, LIBOR+7.77% cash due 1/22/2029	8.03%		835,000	598,367	765,132	(5)(10)
				598,367	765,132
P & L Development, LLC		Pharmaceuticals
First Lien Term Loan, LIBOR+7.50% cash due 6/28/2024	9.50%		4,053,488	3,976,882	4,033,220	(5)(8)
				3,976,882	4,033,220
PaySimple, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	5.65%		10,897,661	10,716,366	10,516,243	(5)(8)
				10,716,366	10,516,243
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+7.50% cash due 9/15/2023	8.75%		1,243,477	1,236,109	954,369	(5)(8)
				1,236,109	954,369
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/9/2027	8.15%		1,500,000	1,500,000	1,350,000	(5)(8)
				1,500,000	1,350,000
Pug LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+8.00% cash due 2/12/2027	8.75%		5,570,000	5,237,942	5,416,825	(5)
				5,237,942	5,416,825
Recorded Books Inc.		Publishing
First Lien Term Loan, LIBOR+4.00% cash due 8/29/2025	4.16%		7,417,467	7,381,464	7,380,379	(5)
First Lien Term Loan, LIBOR+4.25% cash due 8/31/2025	4.75%		2,000,000	1,980,000	1,980,000	(5)
				9,361,464	9,360,379
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%		2,828,250	2,799,968	2,790,549	(5)
				2,799,968	2,790,549

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			$2,337,718	$1,810,344	$1,870,175	(8)
				1,810,344	1,870,175
Signify Health, LLC		Health Care Services
First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%		6,893,939	6,841,863	6,652,652	(5)
				6,841,863	6,652,652
Sirva Worldwide, Inc.		Diversified Support Services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.65%		1,912,500	1,883,813	1,596,938	(5)
				1,883,813	1,596,938
Sorrento Therapeutics, Inc.		Biotechnology
40,000 Common Stock Warrants (exercise price $3.94) expiration date 11/3/2029				—	359,200	(8)(10)
				—	359,200
Star US Bidco LLC		Industrial Machinery
First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%		5,274,020	4,971,359	5,036,689	(5)
				4,971,359	5,036,689
Sunshine Luxembourg VII SARL		Personal Products
First Lien Term Loan, LIBOR+4.25% cash due 10/1/2026	5.25%		4,372,943	4,236,816	4,356,894	(5)(10)
				4,236,816	4,356,894
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.90%		2,924,628	2,594,025	2,636,742	(5)
				2,594,025	2,636,742
Surgery Center Holdings, Inc.		Health Care Facilities
First Lien Term Loan, LIBOR+3.25% cash due 9/3/2024	4.25%		820,056	642,365	775,293	(5)(10)
				642,365	775,293
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	7.65%		2,647,000	2,606,482	2,511,341	(5)
				2,606,482	2,511,341
TerSera Therapeutics LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+10.00% cash due 3/30/2026	11.00%		6,100,000	5,919,074	6,100,000	(5)(8)
				5,919,074	6,100,000
TIBCO Software Inc.		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 6/30/2026	3.90%		9,413,677	9,422,515	9,213,636	(5)
Second Lien Term Loan, LIBOR+7.25% cash due 3/3/2028	7.40%		3,278,000	3,261,610	3,226,781	(5)
				12,684,125	12,440,417
Transact Holdings Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 4/30/2026	4.90%		7,920,000	7,801,200	7,489,390	(5)(8)
				7,801,200	7,489,390
Uniti Fiber Holdings Inc.		Specialized REITs
Fixed Rate Bond, 7.88% cash due 2/15/2025			2,073,000	2,073,000	2,199,971	(10)
Fixed Rate Bond, 8.25% cash due 10/15/2023			1,814,000	1,735,726	1,790,191	(10)
				3,808,726	3,990,162
U.S. Renal Care, Inc.		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 6/26/2026	5.15%		404,932	337,218	395,669	(5)
				337,218	395,669
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 9/1/2025	6.50%		7,500,000	7,351,242	7,356,263	(5)
				7,351,242	7,356,263
Verscend Holding Corp.		Health Care Technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.65%		9,125,728	9,107,394	9,065,270	(5)
				9,107,394	9,065,270

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2020

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
William Morris Endeavor Entertainment, LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+8.50% cash due 5/18/2025	9.50%		$13,114,337	$12,443,394	$13,114,337	(5)(8)
				12,443,394	13,114,337
Windstream Services II, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%		10,972,500	10,534,635	10,647,933	(5)
				10,534,635	10,647,933
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.50% cash due 4/30/2025	4.50%		3,931,575	3,911,636	3,463,718	(5)
				3,911,636	3,463,718
WPEngine, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 3/27/2026	7.50%		5,118,050	5,001,080	5,032,066	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+6.50% cash due 3/27/2026			—	(217,234)	(159,683)	(5)(8)(9)
				4,783,846	4,872,383
Total Non-Control/Non-Affiliate Investments (123.9% of net assets)				$428,740,923	$429,851,146
Cash and Cash Equivalents and Restricted Cash (8.9% of net assets)				$31,016,086	$31,016,086
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (132.8% of net assets)				$459,757,009	$460,867,232

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$6,662,097	€6,026,830	11/12/2020	Bank of New York Mellon	$(411,465)
Foreign currency forward contract	$9,893,413	£7,833,885	11/12/2020	Bank of New York Mellon	$(236,424)

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

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2020

Company's total assets. As of September 30, 2020, qualifying assets represented 82.1% of the Company's total assets and non-qualifying assets represented 17.9% of the Company's total assets.
(11)PIK interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of September 30, 2020, the accumulated PIK interest balance for each of the Alvotech A notes and the B notes was $0.6 million. The fair value of this investment is inclusive of PIK.
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

The Company was formed on April 30, 2018 as a Delaware corporation and as of December 31, 2020 is externally managed by Oaktree Fund Advisors, LLC (the "Adviser") pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), between the Company and the Adviser, which was approved by the Board of Directors of the Company on May 11, 2020. From July 9, 2018 through May 11, 2020, the Company was managed by Oaktree Capital Management, L.P., an affiliate of the Adviser. The Adviser is a subsidiary of Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

The Company conducted private offerings (each, a “Private Offering”) of its common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing of a Private Offering, each investor participating in that closing made a capital commitment (each, a “Capital Commitment”) to purchase the Company's Common Stock pursuant to a subscription agreement entered into with the Company in connection with its Capital Commitment ("Subscription Agreement"). The initial closing of a Private Offering occurred on August 6, 2018 (the "Initial Closing"). The Company commenced its loan origination and investment activities shortly after its initial capital drawdown from its non-affiliated investors (the "Initial Drawdown"). The proceeds from the Initial Drawdown provided the Company with the necessary seed capital to commence operations. As of December 31, 2020, the Company completed drawdowns of $337,558,996 of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.

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
With the exception of the line items entitled "deferred financing costs," "other assets," "deferred tax liability" and "credit facilities payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "interest receivable," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliates," "interest payable," and "payables from unsettled transactions" approximate fair value due to their short maturities.
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
As of December 31, 2020 and September 30, 2020, included in restricted cash was $4,068,407 and $2,273,803, respectively, which was held at Deutsche Bank Trust Company Americas in connection with the Company's Citibank Facility (defined in Note 6 – Borrowings). The Company was restricted in terms of access to the $4,068,407 and $2,273,803, respectively, until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the Citibank Facility.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

arrangement. This amortization expense is included in interest expense in the Company's Consolidated Statements of Operations. Upon early termination or modification of a credit facility, all or a portion of unamortized fees related to such facility may be accelerated into interest expense.
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company did not incur a U.S. federal excise tax for calendar years 2019 and 2020 and does not expect to incur a U.S. federal excise tax for calendar year 2021.
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
FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes ("ASC 740"), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2018, 2019 and 2020. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Portfolio Investments
Portfolio Composition
As of December 31, 2020, the fair value of the Company's investment portfolio was $468.2 million and was comprised of investments in 92 portfolio companies. As of September 30, 2020, the fair value of the Company's investment portfolio was $429.9 million and was comprised of investments in 88 portfolio companies.
As of December 31, 2020 and September 30, 2020, the Company's investment portfolio consisted of the following:

	December 31, 2020		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Senior secured debt	$451,313,558	97.71%	$411,852,997	96.05%
Subordinated debt	9,615,895	2.08%	15,890,973	3.71%
Common equity & warrants	886,668	0.19%	886,668	0.21%
Preferred equity	110,285	0.02%	110,285	0.03%
Total	$461,926,406	100.00%	$428,740,923	100.00%

	December 31, 2020			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior secured debt	$455,584,056	97.30%	133.67%	$410,811,503	95.57%	118.39%
Subordinated debt	10,842,870	2.32%	3.18%	17,095,342	3.98%	4.93%
Common equity & warrants	1,631,572	0.35%	0.48%	1,826,297	0.42%	0.53%
Preferred equity	119,107	0.03%	0.03%	118,004	0.03%	0.03%
Total	$468,177,605	100.00%	137.36%	$429,851,146	100.00%	123.88%

The composition of the Company's debt investments as of December 31, 2020 and September 30, 2020 by floating rates and fixed rates was as follows:

	December 31, 2020		September 30, 2020
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$419,815,044	90.01%	$384,443,597	89.84%
Fixed rate	46,611,882	9.99%	43,463,248	10.16%
Total	$466,426,926	100.00%	$427,906,845	100.00%

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

	December 31, 2020		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
United States	$392,899,952	85.05%	$375,446,261	87.56%
United Kingdom	24,092,046	5.22%	21,990,039	5.13%
Luxembourg	14,546,400	3.15%	9,852,421	2.30%
Switzerland	12,686,162	2.75%	8,704,000	2.03%
Australia	7,836,149	1.70%	5,910,300	1.38%
Iceland	5,277,436	1.14%	5,093,818	1.19%
Chile	2,787,061	0.60%	—	—%
Ireland	1,343,835	0.29%	—	—%
Canada	457,365	0.10%	1,744,084	0.41%
Total	$461,926,406	100.00%	$428,740,923	100.00%

	December 31, 2020			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$396,811,905	84.76%	116.43%	$375,200,713	87.29%	108.13%
United Kingdom	25,210,606	5.38%	7.40%	21,998,531	5.12%	6.34%
Luxembourg	15,454,505	3.30%	4.53%	10,249,177	2.38%	2.95%
Switzerland	12,683,880	2.71%	3.72%	10,189,120	2.37%	2.94%
Australia	7,568,805	1.62%	2.22%	5,134,200	1.19%	1.48%
Iceland	5,590,241	1.19%	1.64%	5,287,427	1.23%	1.52%
Chile	2,979,607	0.64%	0.87%	—	—%	—%
Ireland	1,411,501	0.30%	0.41%	—	—%	—%
Canada	466,555	0.10%	0.14%	1,791,978	0.42%	0.52%
Total	$468,177,605	100.00%	137.36%	$429,851,146	100.00%	123.88%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of December 31, 2020 and September 30, 2020 was as follows:

	December 31, 2020		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Application Software	$95,128,570	20.58%	$76,553,798	17.87%
Biotechnology	37,833,178	8.19%	23,331,266	5.44%
Pharmaceuticals	35,288,228	7.64%	29,859,079	6.96%
Personal Products	21,299,168	4.61%	20,478,516	4.78%
Movies & Entertainment	20,285,900	4.39%	18,353,694	4.28%
Data Processing & Outsourced Services	18,322,633	3.97%	10,716,366	2.50%
Health Care Services	16,194,088	3.51%	16,109,752	3.76%
Internet Services & Infrastructure	15,936,233	3.45%	15,097,795	3.52%
Integrated Telecommunication Services	14,746,571	3.19%	16,838,972	3.93%
Aerospace & Defense	12,686,877	2.75%	6,913,536	1.61%
Fertilizers & Agricultural Chemicals	12,197,710	2.64%	11,941,809	2.79%
Insurance Brokers	12,077,811	2.61%	12,537,382	2.92%
Diversified Support Services	9,275,904	2.01%	9,304,016	2.17%
Oil & Gas Storage & Transportation	9,272,240	2.01%	9,865,135	2.30%
Specialized Finance	9,261,669	2.01%	700,307	0.16%
Real Estate Services	8,762,911	1.90%	8,780,169	2.05%
Restaurants	8,072,935	1.75%	7,337,777	1.71%
Health Care Supplies	7,966,951	1.72%	7,913,491	1.85%
Independent Power Producers & Energy Traders	7,843,635	1.70%	7,931,626	1.85%
Oil & Gas Refining & Marketing	7,723,547	1.67%	7,740,677	1.81%
Airport Services	7,285,094	1.58%	7,296,513	1.70%
Industrial Machinery	7,048,612	1.53%	6,207,468	1.45%
Construction & Engineering	7,040,180	1.52%	574,355	0.13%
Publishing	5,873,664	1.27%	9,361,464	2.18%
IT Consulting & Other Services	5,662,391	1.23%	5,667,844	1.32%
Hotels, Resorts & Cruise Lines	5,540,939	1.20%	5,547,333	1.29%
Internet & Direct Marketing Retail	5,238,381	1.13%	5,237,942	1.22%
Health Care Technology	5,110,951	1.11%	16,385,138	3.82%
Distributors	4,471,099	0.97%	8,460,606	1.97%
Managed Health Care	3,931,224	0.85%	3,935,547	0.92%
Specialized REITs	3,100,628	0.67%	3,808,726	0.89%
Diversified Real Estate Activities	3,093,343	0.67%	7,527,061	1.76%
Airlines	2,787,061	0.60%	—	—%
Metal & Glass Containers	2,714,492	0.59%	7,809,542	1.82%
Alternative Carriers	2,536,099	0.55%	2,535,867	0.59%
Oil & Gas Exploration & Production	2,462,500	0.53%	—	—%
Systems Software	2,352,180	0.51%	11,289,391	2.63%
Electronic Components	1,372,240	0.30%	1,000,000	0.23%
Electric Utilities	1,211,438	0.26%	—	—%
Property & Casualty Insurance	1,074,022	0.23%	1,074,144	0.25%
Construction Materials	784,073	0.17%	775,603	0.18%
Multi-Sector Holdings	601,671	0.13%	598,367	0.14%
Food Retail	457,365	0.10%	456,711	0.11%
Trading Companies & Distributors	—	—%	2,956,400	0.69%
Household Products	—	—%	1,287,373	0.30%
Health Care Facilities	—	—%	642,365	0.15%
Total	$461,926,406	100.00%	$428,740,923	100.00%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$95,928,031	20.51%	28.15%	$75,892,335	17.64%	21.86%
Biotechnology	38,706,563	8.27%	11.36%	25,519,659	5.94%	7.35%
Pharmaceuticals	37,490,182	8.01%	11.00%	31,008,653	7.21%	8.94%
Personal Products	21,492,077	4.59%	6.31%	20,195,156	4.70%	5.82%
Movies & Entertainment	21,034,457	4.49%	6.17%	18,248,537	4.25%	5.26%
Data Processing & Outsourced Services	18,276,178	3.90%	5.36%	10,516,243	2.45%	3.03%
Health Care Services	16,103,499	3.44%	4.72%	15,961,345	3.71%	4.60%
Internet Services & Infrastructure	15,395,322	3.29%	4.52%	14,525,897	3.38%	4.19%
Integrated Telecommunication Services	15,131,203	3.23%	4.44%	17,275,586	4.02%	4.98%
Insurance Brokers	13,409,137	2.86%	3.93%	12,921,489	3.01%	3.72%
Aerospace & Defense	12,233,559	2.61%	3.59%	6,248,139	1.45%	1.80%
Fertilizers & Agricultural Chemicals	12,233,350	2.61%	3.59%	11,933,152	2.78%	3.44%
Specialized Finance	9,265,145	1.98%	2.72%	624,333	0.15%	0.18%
Diversified Support Services	9,135,950	1.95%	2.68%	8,928,113	2.08%	2.57%
Real Estate Services	8,599,050	1.84%	2.52%	8,487,563	1.97%	2.45%
Restaurants	8,309,875	1.77%	2.44%	7,452,525	1.73%	2.15%
Oil & Gas Storage & Transportation	8,276,521	1.77%	2.43%	9,521,650	2.22%	2.74%
Health Care Supplies	7,948,763	1.70%	2.33%	7,904,581	1.84%	2.28%
Oil & Gas Refining & Marketing	7,749,081	1.66%	2.27%	7,461,127	1.74%	2.15%
Independent Power Producers & Energy Traders	7,590,234	1.62%	2.23%	7,691,438	1.79%	2.22%
Construction & Engineering	7,085,042	1.51%	2.08%	563,518	0.13%	0.16%
Industrial Machinery	6,998,974	1.49%	2.05%	5,991,058	1.39%	1.73%
Airport Services	6,937,575	1.48%	2.04%	6,940,125	1.61%	2.00%
Hotels, Resorts & Cruise Lines	6,153,101	1.31%	1.81%	6,161,463	1.43%	1.78%
Publishing	5,905,504	1.26%	1.73%	9,360,379	2.18%	2.70%
Internet & Direct Marketing Retail	5,667,197	1.21%	1.66%	5,416,825	1.26%	1.56%
IT Consulting & Other Services	5,527,786	1.18%	1.62%	5,386,505	1.25%	1.55%
Health Care Technology	5,120,321	1.09%	1.50%	16,501,777	3.84%	4.76%
Distributors	4,536,320	0.97%	1.33%	8,395,483	1.95%	2.42%
Managed Health Care	3,877,894	0.83%	1.14%	3,795,700	0.88%	1.09%
Diversified Real Estate Activities	3,746,746	0.80%	1.10%	8,294,535	1.93%	2.39%
Specialized REITs	3,292,957	0.70%	0.97%	3,990,162	0.93%	1.15%
Airlines	2,979,607	0.64%	0.87%	—	—%	—%
Metal & Glass Containers	2,743,049	0.59%	0.80%	8,003,251	1.86%	2.31%
Alternative Carriers	2,627,011	0.56%	0.77%	2,567,841	0.60%	0.74%
Oil & Gas Exploration & Production	2,487,500	0.53%	0.73%	—	—%	—%
Systems Software	2,390,595	0.51%	0.70%	11,202,269	2.61%	3.23%
Electronic Components	1,357,610	0.29%	0.40%	887,000	0.21%	0.26%
Electric Utilities	1,272,200	0.27%	0.37%	—	—%	—%
Property & Casualty Insurance	1,082,299	0.23%	0.32%	1,075,755	0.25%	0.31%
Multi-Sector Holdings	826,375	0.18%	0.24%	765,132	0.18%	0.22%
Construction Materials	787,210	0.17%	0.23%	747,977	0.17%	0.22%
Food Retail	466,555	0.10%	0.14%	466,555	0.11%	0.13%
Trading Companies & Distributors	—	—%	—%	2,919,599	0.68%	0.84%
Household Products	—	—%	—%	1,325,423	0.31%	0.38%
Health Care Facilities	—	—%	—%	775,293	0.18%	0.22%
Total	$468,177,605	100.00%	137.36%	$429,851,146	100.00%	123.88%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of December 31, 2020 on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$186,532,813	$269,051,243	$455,584,056
Subordinated debt	—	5,549,273	5,293,597	10,842,870
Common equity & warrants	—	—	1,631,572	1,631,572
Preferred equity	—	—	119,107	119,107
Total investments at fair value	$—	$192,082,086	$276,095,519	$468,177,605
Derivative liabilities	$—	$604,516	$—	$604,516
Total liabilities at fair value	$—	$604,516	$—	$604,516

The following table presents the financial instruments carried at fair value as of September 30, 2020 on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$205,437,672	$205,373,831	$410,811,503
Subordinated debt	—	6,930,632	10,164,710	17,095,342
Common equity & warrants	—	—	1,826,297	1,826,297
Preferred equity	—	—	118,004	118,004
Total investments at fair value	$—	$212,368,304	$217,482,842	$429,851,146
Derivative liabilities	$—	$647,889	$—	$647,889
Total liabilities at fair value	$—	$647,889	$—	$647,889

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in fair value from September 30, 2020 to December 31, 2020, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity & Warrants	Total
Fair value as of September 30, 2020	$205,373,831	$10,164,710	$118,004	$1,826,297	$217,482,842
Purchases	78,715,499	—	—	—	78,715,499
Sales and repayments	(15,583,282)	(5,521,495)	—	—	(21,104,777)
Transfers out (a)	(2,563,127)	—	—	—	(2,563,127)
PIK interest income	758,463	—	—	—	758,463
Accretion of OID	397,460	153,973	—	—	551,433
Net unrealized appreciation (depreciation)	1,938,560	(87,730)	1,103	(194,725)	1,657,208
Net realized gains (losses)	13,839	584,139	—	—	597,978
Fair value as of December 31, 2020	$269,051,243	$5,293,597	$119,107	$1,631,572	$276,095,519
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2020 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2020	$3,478,522	$(87,730)	$1,103	$(194,725)	$3,197,170
__________
(a) There were transfers out of Level 3 to Level 2 for certain investments during the three months ended December 31, 2020 as a result of a change in the number of market quotes available and/or a change in market liquidity.

The following table provides a roll-forward in the changes in fair value from September 30, 2019 to December 31, 2019, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

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
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the three months ended December 31, 2019 as a result of a decreased number of market quotes available and/or decreased market liquidity

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which are carried at fair value as of December 31, 2020:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$143,015,113	Market Yield	Market Yield	(b)	7.0%	-	20.0%	11.0%
	26,849,636	Transactions Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
	99,186,494	Broker Quotations	Broker Quoted Price	(d)	N/A	-	N/A	N/A
Subordinated debt	5,293,597	Market Yield	Market Yield	(b)	3.6%	-	28.0%	11.0%
Common equity & warrants & preferred equity	1,080,251	Enterprise Value	Revenue Multiple	(e)	0.9x	-	6.4x	2.9x
	670,428	Enterprise Value	EBITDA multiple	(e)	14.0x	-	16.0x	15.0x
Total	$276,095,519
_____________________
(a) Weighted averages are calculated based on fair value of investments.
(b) Used when market participant would take into account market yield when pricing the investment.
(c) Used when there is an observable transaction or pending event for the investment.
(d) The Company generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The Company evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. Each quoted price is evaluated by the Audit Committee of the Company's Board of Directors in conjunction with additional information compiled by the Adviser.
(e) Used when market participant would use such multiple when pricing the investment.

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Fee Income
For the three months ended December 31, 2020 and 2019, the Company recorded total fee income of $1,270,883 and $129,947, respectively, of which $3,973 and $16,914, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and exit fees.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three months ended December 31, 2020 and 2019:

	Three months ended December 31, 2020	Three months ended December 31, 2019
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$10,701,823	$5,278,427
Weighted average common shares outstanding	17,401,121	8,309,861
Earnings (loss) per common share — basic and diluted	$0.62	$0.64

Changes in Net Assets
The following table presents the changes in net assets for the three months ended December 31, 2020:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2020	17,401,121	$17,401	$337,337,998	$9,646,368	$347,001,767
Net investment income	—	—	—	5,139,882	5,139,882
Net unrealized appreciation (depreciation)	—	—	—	5,185,354	5,185,354
Net realized gains (losses)	—	—	—	384,604	384,604
Provision for income tax (expense) benefit	—	—	—	(8,017)	(8,017)
Distributions to stockholders	—	—	—	(16,879,089)	(16,879,089)
Balance at December 31, 2020	17,401,121	$17,401	$337,337,998	$3,469,102	$340,824,501

The following table presents the changes in net assets for the three months ended December 31, 2019:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2019	8,309,861	$8,310	$168,819,173	$2,799,267	$171,626,750
Net investment income	—	—	—	1,897,085	1,897,085
Net unrealized appreciation (depreciation)	—	—	—	3,062,531	3,062,531
Net realized gains (losses)	—	—	—	324,057	324,057
Provision for income tax (expense) benefit	—	—	—	(5,246)	(5,246)
Distributions to stockholders	—	—	—	(5,069,014)	(5,069,014)
Balance at December 31, 2019	8,309,861	$8,310	$168,819,173	$3,008,680	$171,836,163

Capital Activity
As of December 31, 2020, the Company completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has the authority to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for the Company’s Common Stock through December 31, 2020:

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
On December 15, 2020, the Company's Board of Directors approved a quarterly distribution of $0.35 per share, payable in cash on December 31, 2020 to the Company's stockholders of record as of the close of business on December 15, 2020. Additionally, on December 15, 2020, the Company's Board of Directors approved a special distribution of $0.62 per share, payable in cash on December 31, 2020 to the Company's stockholders of record as of the close of business on December 15, 2020. The special distribution of $0.62 per share was paid to stockholders to prevent the Company from incurring excise tax for the 2020 calendar year.

The following table reflects the distributions per share that the Company has paid on its common stock during the three months ended December 31, 2020:

Record Date	Payment Date	Amount per Share	Cash Distribution
December 15, 2020	December 31, 2020	$0.35	$6,090,393
December 15, 2020	December 31, 2020	0.62	10,788,696
		$0.97	$16,879,089

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
As of December 31, 2020 and September 30, 2020, the Company had no borrowings outstanding under the CNB-1 Facility. The Company’s borrowings under the CNB-1 Facility bore interest at a weighted average interest rate of 3.58% for the three months ended December 31, 2019. For the three months ended December 31, 2019, the Company recorded interest expense (inclusive of fees) of $790,573 related to the CNB-1 Facility.
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
As of December 31, 2020 and September 30, 2020, the Company had $30.0 million and $5.0 million, respectively, outstanding under the CNB-2 Facility. For the three months ended December 31, 2020, the Company’s borrowings under the CNB-2 Facility bore interest at a weighted average interest rate of 3.15% and the Company recorded interest expense (inclusive of fees) of $175,261 related to the CNB-2 Facility.

Citibank Facility
On July 26, 2019 (the “Citibank Closing Date”), the Company and OSI 2 SPV, a wholly-owned and consolidated subsidiary of the Company, entered into a loan and security agreement, which was subsequently amended on September 20, 2019, July 2, 2020 and December 31, 2020 (as amended, the “Citibank Loan Agreement”) with the lenders from time to time party thereto and the other parties referenced below. Under the terms of the Citibank Loan Agreement, the Company serves as

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the collateral manager and seller and OSI 2 SPV serves as borrower with Citibank, N.A., as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent.
As of December 31, 2020, the Citibank Loan Agreement provided for a senior secured revolving credit facility (the “Citibank Facility”) of up to $200 million (the “Citibank Maximum Commitment”) in aggregate principal amount, subject to the lesser of (i) the borrowing base, which is an amount based on advance rates that vary depending on the class of assets and the value assigned to such assets under the Citibank Loan Agreement and (ii) the Citibank Maximum Commitment. The Citibank Facility has a three year reinvestment period (the “Reinvestment Period”) during which advances may be made and matures five years from the Citibank Closing Date. Following the Reinvestment Period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the Citibank Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender under the Citibank Loan Agreement, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) the LIBOR for a three month maturity and (b) for all other lenders under the Citibank Facility, LIBOR, plus, in each case, an applicable spread. During the Reinvestment Period, (1) the applicable spread for any borrowings up to $150 million is the greater of (i) a weighted average rate of (x) 1.65% per year for broadly syndicated loans and (y) 2.25% per year for all other eligible loans and (ii) 1.85%, and (2) with respect to any borrowings in excess of $150 million, the applicable spread is the greater of (i) a weighted average rate of (x) 2.25% per year for broadly syndicated loans and (y) 3.00% per year for all other eligible loans and (ii) 1.85%. After the Reinvestment Period, the applicable spread is 3.00% per year. There is also a non-usage fee of (i) 0.40% per year for the first six months following the Citibank Closing Date (the “Ramp-Up Period”) and (ii) 0.50% per year thereafter, in each case, on the unused portion of the Citibank Facility, payable quarterly; provided that if after the Ramp-Up Period the unused portion of the Citibank Facility is greater than 30% of the commitments under the Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the Citibank Facility.
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
As of December 31, 2020 and September 30, 2020, the Company had $105.0 million and $100.0 million, respectively, outstanding under the Citibank Facility. The Company’s borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.09% and 3.87% for the three months ended December 31, 2020 and 2019, respectively. For the three months ended December 31, 2020 and 2019, the Company recorded interest expense (inclusive of fees) of $702,695 and $564,620, respectively, related to the Citibank Facility.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Interest Income

As of each of December 31, 2020 and September 30, 2020, there was one investment on which the Company had stopped accruing cash and/or PIK interest and/or OID income. The percentages of the Company's debt investments at cost and fair value by accrual status as of December 31, 2020 were as follows:

	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$459,460,211	99.68%	$465,195,261	99.74%
Cash non-accrual (1)	1,469,242	0.32	1,231,665	0.26
Total	$460,929,453	100.00%	$466,426,926	100.00%
___________________
(1)Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

The percentages of the Company's debt investments at cost and fair value by accrual status as of September 30, 2020 were as follows:

	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$426,252,220	99.65%	$427,093,265	99.81%
Cash non-accrual (1)	1,491,750	0.35	813,580	0.19
Total	$427,743,970	100.00%	$427,906,845	100.00%
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
Listed below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three months ended December 31, 2020 and 2019:

	Three months ended December 31, 2020	Three months ended December 31, 2019
Net increase (decrease) in net assets resulting from operations	$10,701,823	$5,278,427
Net unrealized (appreciation) depreciation	(5,185,354)	(3,062,531)
Book/tax differences due to capital gains incentive fee	1,113,049	677,318
Book/tax difference due to organizational and deferred offering costs	(7,602)	(7,602)
Other book/tax differences	38,692	5,246
Taxable income (1)	$6,660,608	$2,890,858
__________________
(1)The Company's taxable income for the three months ended December 31, 2020 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2021. Therefore, the final taxable income may be different than the estimate.
For the three months ended December 31, 2020, the Company recognized a total provision for income tax expense of $8,017, which was comprised of a current income tax expense of $10,206 partially offset by a deferred income tax benefit of $2,189 that resulted from unrealized depreciation on an investment held by a wholly-owned taxable subsidiary.
As of September 30, 2020, the Company's tax year end, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net	$—
Net realized capital gains	$11,121,008
Unrealized losses, net	$1,474,642
The aggregate cost of investments for income tax purposes was $431,325,783 as of September 30, 2020. As of September 30, 2020, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cost for income tax purposes was $13,587,495. As of September 30, 2020, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for income tax purposes over value was $15,062,137. As of September 30, 2020, net unrealized depreciation based on the aggregate cost of investments for income tax purposes was $1,474,642.

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
For purposes of calculating the Management Fee, the Gross Asset Value is determined by the Company’s board of directors (including any committee thereof). Until August 6, 2019, the Management Fee for each quarter was calculated based on the Company’s average Gross Asset Value at the end of each month during such calendar quarter (prior to taking into account any Incentive Fee); provided, that the Management Fee for the Company’s first calendar quarter was calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). Following August 6, 2019, the Management Fee for each quarter is calculated based on the Company’s average Gross Asset Value at the end of such quarter and at the end of the preceding quarter (in each case, prior to taking into account any Incentive Fee); provided, that the Management Fee for the calendar quarter in which the Company consummates a Qualified Listing will be calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). For the three months ended December 31, 2020 and 2019, base management fees were $1,141,527 and $786,134, respectively.
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
The foregoing calculations will be appropriately prorated for any period of less than three months and adjusted for any issuances or repurchases of Common Stock during a quarter. For the three months ended December 31, 2020 and 2019, Investment Income Incentive Fees were $1,563,232 and $49,915, respectively.
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
Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 20% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2020 and 2019, the

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company accrued Capital Gains Incentive Fees of $1,113,049 and $677,318, respectively. As of December 31, 2020 and September 30, 2020, there was $2,568,125 and $1,455,076, respectively, of Capital Gains Incentive Fee accrued on a cumulative basis. As of December 31, 2020, $264,428 of Capital Gains Incentive Fees were payable under the terms of the Investment Advisory Agreement for the calendar year ended December 31, 2020. Prior to December 31, 2020, the Company had not paid any Capital Gains Incentive Fees under the Investment Advisory Agreement.
As of December 31, 2020 and September 30, 2020, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amounts of $5,272,874 and $4,468,874, respectively, reflecting the unpaid portion of the Base Management Fee and Incentive Fee payable to the Adviser.
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
For the three months ended December 31, 2020, the Company incurred $110,163 of expenses under the Administration Agreement, of which $90,956 was included in administrator expense and the remaining $19,207 was included in general and administrative expenses on the Consolidated Statements of Operations. For the three months ended December 31, 2019, the Company incurred $133,664 of expenses under the Administration Agreement, of which $113,917 was included in administrator expense and the remaining $19,747 was included in general and administrative expenses on the Consolidated Statements of Operations. As of December 31, 2020 and September 30, 2020, $678,161 and $570,134, respectively, was included in “Due to affiliates” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Financial Highlights

	Three months ended December 31, 20120	Three months ended December 31, 2019
Net asset value at beginning of period	$19.94	$20.65
Net investment income (1)	0.30	0.23
Net unrealized appreciation (depreciation) (1)	0.30	0.37
Net realized gains (losses) (1)	0.02	0.04
Distributions of net investment income to stockholders	(0.57)	(0.61)
Distributions of capital gains to stockholders	(0.40)	—
Net asset value at end of period	$19.59	$20.68
Total return (2)	3.08%	3.13%
Common stock outstanding at beginning of period	17,401,121	8,309,861
Common stock outstanding at end of period	17,401,121	8,309,861
Net assets at beginning of period	$347,001,767	$171,626,750
Net assets at end of period	$340,824,501	$171,836,163
Average net assets (3)	$349,417,185	$172,331,212
Ratio of net investment income to average net assets (4)	1.47%	1.10%
Ratio of total expenses to average net assets (4)	1.53%	1.97%
Ratio of portfolio turnover to average investments at fair value (4)	17.12%	12.58%
Weighted average outstanding debt	$109,021,739	$119,500,000
Average debt per share (1)	$6.27	$14.38
Asset coverage ratio (5)	351.34%	219.75%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvestment price equal to the NAV per share at the beginning of the period. The total return has not been annualized.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Financial results for the three months ended December 31, 2020 and 2019 have not been annualized for purposes of this ratio.
(5)	Based on outstanding senior securities of $135.6 million and $143.5 million as of December 31, 2020 and 2019, respectively.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of December 31, 2020 and September 30, 2020, off-balance sheet arrangements consisted of $56,806,051 and $43,585,363, respectively, of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

	December 31, 2020	September 30, 2020
WPEngine, Inc.	$9,504,950	$9,504,950
NuStar Logistics, L.P.	7,054,000	7,054,000
Athenex, Inc.	6,242,124	8,322,832
Thrasio, LLC	3,917,106	—
FFI Holdings I Corp	3,800,000	—
Assembled Brands Capital LLC	3,606,303	3,904,072
Jazz Acquisition, Inc.	3,592,000	—
Gulf Operating, LLC	3,470,000	—
Latam Airlines Group S.A.	2,883,500	—
MRI Software LLC	2,305,246	2,577,616
Ardonagh Midco 3 PLC	1,790,478	2,148,573
NeuAG, LLC	1,551,000	1,551,000
Corrona, LLC	1,448,833	1,894,500
ADB Companies, LLC	1,333,333	—
Olaplex, Inc.	1,026,000	513,000
Accupac, Inc.	856,511	856,511
Mindbody, Inc.	761,905	761,905
Telestream Holdings Corporation	501,000	—
Acquia Inc.	468,601	468,601
Apptio, Inc.	461,538	461,538
Immucor, Inc.	197,694	197,694
OEConnection LLC	33,929	560,336
A.T. Holdings II SÀRL	—	2,720,000
iCIMs, Inc.	—	88,235
	$56,806,051	$43,585,363

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement ("ISDA Master Agreement") with its derivative counterparty, The Bank of New York Mellon. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of December 31, 2020, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2020.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$7,140,853	€6,026,830	2/11/2021	$—	$240,252	Derivative liability
Foreign currency forward contract	$13,390,458	£10,059,466	2/11/2021	$—	$364,264	Derivative liability
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2020.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,662,097	€6,026,830	11/12/2020	$—	$411,465	Derivative liability
Foreign currency forward contract	$9,893,413	£7,833,885	11/12/2020	$—	$236,424	Derivative liability

Note 14. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended December 31, 2020, except as discussed below.

Distribution Declaration
On February 5, 2021, the Company's Board of Directors approved a quarterly distribution of $0.35 per share, payable in cash on March 26, 2021 to the Company's stockholders of record as of the close of business on March 15, 2021.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q.
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or the future performance or financial condition of Oaktree Strategic Income II, Inc. (together with its subsidiaries, where applicable, the "Company", which may also be referred to as "we," "us" or "our"). The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

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
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2020 and elsewhere in this quarterly report on Form 10-Q.
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
We conducted private offerings (each, a “Private Offering”) of shares of our common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each Closing of a Private Offering, each investor participating in that closing made a capital commitment (each, a “Capital Commitment") to purchase our Common Stock pursuant to a subscription agreement entered into with us in connection with its Capital Commitment (“Subscription Agreement”). Investors were required to fund drawdowns to purchase our Common Stock up to the amount of their respective Capital Commitments on an as-needed basis with a minimum of ten calendar days' prior notice (excluding the initial drawdown for each investor). The initial closing of a Private Offering occurred on August 6, 2018 (the “Initial Closing”). We commenced our loan origination and investment activities shortly after our initial capital drawdown from our non-affiliated investors (the "Initial Drawdown"). The proceeds from the Initial Drawdown provided us with the necessary seed capital to commence operations. As of December 31, 2020, we completed drawdowns of $337,558,996 of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser. As of December 31, 2020, we held $468,177,605 of investments at fair value, up from $429,851,146 held at September 30, 2020, primarily driven by new investment purchases and unrealized appreciation on our investment portfolio during the three months ended December 31, 2020.
Business Environment and Developments
We believe that the COVID-19 pandemic may have lasting effects on the U.S. and global financial markets and may cause further economic uncertainties or deterioration in the performance of the middle market in the United States and worldwide. While the initial market disruptions have somewhat eased, the global economy continues to experience economic uncertainty, particularly due to difficulties in the reopening of certain economies, or portions thereof, and delays in vaccine rollout. This uncertainty can impact the overall supply and demand of the market through changing spreads, deal terms and structures, and equity purchase price multiples.
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
As of December 31, 2020, 90.0% of our debt investment portfolio (at fair value) and 90.3% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the London Interbank Offered Rate ("LIBOR"), and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased beginning in March 2020. A prolonged reduction in interest rates will result in a decrease in our total investment income and could result in a decrease in our net investment income to the extent the decreases are not offset by an increase in the spread on our floating rate investments, a decrease in our interest expense or a reduction of our incentive fee on income. In July 2017, the head of the United Kingdom Financial Conduct Authority (the "FCA") announced the desire to phase out the use of LIBOR by the end of 2021. However, the ICE Benchmark Administration, which is appointed by the FCA as the administrator of LIBOR, recently announced plans to delay the discontinuation of a majority of U.S. Dollar LIBOR publications until June 30, 2023, with the remainder of LIBOR publications to end at the end of 2021, as previously announced. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.

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
With the exception of the line items entitled "deferred financing costs," "other assets," "deferred tax liability" and "credit facilities payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "interest receivable," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fee payable," "due to affiliates," "interest payable," and "payables from unsettled transactions" approximate fair value due to their short maturities.
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
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of December 31, 2020, there was one investment on which we had stopped accruing cash interest and/or PIK interest and/or OID income.
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
Portfolio Composition
As of December 31, 2020, the fair value of our investment portfolio was $468.2 million and was comprised of investments in 92 portfolio companies. As of September 30, 2020, the fair value of our investment portfolio was $429.9 million and was comprised of investments in 88 portfolio companies.
As of December 31, 2020 and September 30, 2020, our investment portfolio consisted of the following:

	December 31, 2020	September 30, 2020
Cost:
Senior secured debt	97.71%	96.05%
Subordinated debt	2.08%	3.71%
Common equity & warrants	0.19%	0.21%
Preferred equity	0.02%	0.03%
Total	100.00%	100.00%

	December 31, 2020	September 30, 2020
Fair Value:
Senior secured debt	97.30%	95.57%
Subordinated debt	2.32%	3.98%
Common equity & warrants	0.35%	0.42%
Preferred equity	0.03%	0.03%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	December 31, 2020	September 30, 2020
Fair Value:
Application Software	20.51%	17.64%
Biotechnology	8.27%	5.94%
Pharmaceuticals	8.01%	7.21%
Personal Products	4.59%	4.70%
Movies & Entertainment	4.49%	4.25%
Data Processing & Outsourced Services	3.90%	2.45%
Health Care Services	3.44%	3.71%
Internet Services & Infrastructure	3.29%	3.38%
Integrated Telecommunication Services	3.23%	4.02%
Insurance Brokers	2.86%	3.01%
Aerospace & Defense	2.61%	1.45%
Fertilizers & Agricultural Chemicals	2.61%	2.78%
Specialized Finance	1.98%	0.15%
Diversified Support Services	1.95%	2.08%
Real Estate Services	1.84%	1.97%
Restaurants	1.77%	1.73%
Oil & Gas Storage & Transportation	1.77%	2.22%
Health Care Supplies	1.70%	1.84%
Oil & Gas Refining & Marketing	1.66%	1.74%
Independent Power Producers & Energy Traders	1.62%	1.79%
Construction & Engineering	1.51%	0.13%
Industrial Machinery	1.49%	1.39%
Airport Services	1.48%	1.61%
Hotels, Resorts & Cruise Lines	1.31%	1.43%
Publishing	1.26%	2.18%
Internet & Direct Marketing Retail	1.21%	1.26%
IT Consulting & Other Services	1.18%	1.25%
Health Care Technology	1.09%	3.84%
Distributors	0.97%	1.95%
Managed Health Care	0.83%	0.88%
Diversified Real Estate Activities	0.80%	1.93%
Specialized REITs	0.70%	0.93%
Airlines	0.64%	—%
Metal & Glass Containers	0.59%	1.86%
Alternative Carriers	0.56%	0.60%
Oil & Gas Exploration & Production	0.53%	—%
Systems Software	0.51%	2.61%
Electronic Components	0.29%	0.21%
Electric Utilities	0.27%	—%
Property & Casualty Insurance	0.23%	0.25%
Multi-Sector Holdings	0.18%	0.18%
Construction Materials	0.17%	0.17%
Food Retail	0.10%	0.11%
Trading Companies & Distributors	—%	0.68%
Household Products	—%	0.31%
Health Care Facilities	—%	0.18%
Total	100.00%	100.00%

The table below describes investments by geographic composition at fair value as a percentage of total investments:

	December 31, 2020	September 30, 2020
Fair Value:
United States	84.76%	87.29%
United Kingdom	5.38%	5.12%
Luxembourg	3.30%	2.38%
Switzerland	2.71%	2.37%
Australia	1.62%	1.19%
Iceland	1.19%	1.23%
Chile	0.64%	—%
Ireland	0.30%	—%
Canada	0.10%	0.42%
Total	100.00%	100.00%

See the Schedule of Investments as of December 31, 2020 and September 30, 2020 in our consolidated financial statements in Part I, Item 1, of this Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.
 Discussion and Analysis of Results and Operations
Results of Operations
The principal measure of our financial performance is the net increase (decrease) in net assets resulting from operations, which includes net investment income, net realized gains (losses) and net unrealized appreciation (depreciation). Net investment income is the difference between our income from interest income and fee income and total expenses. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Net unrealized appreciation (depreciation) is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation (depreciation) when gains or losses are realized. The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation.
Comparison of the three months ended December 31, 2020 and December 31, 2019
Investment Income
Total investment income for the three months ended December 31, 2020 was $10,502,992 and consisted of $9,232,109 of interest income primarily from portfolio investments (including $836,758 of PIK interest income) and $1,270,883 of fee income. Total investment income for the three months ended December 31, 2019 was $5,294,578 and consisted of $5,164,631 of interest income primarily from portfolio investments (including $151,232 of PIK interest income) and $129,947 of fee income. The increase in total investment income was primarily due to an increase in the size of our investment portfolio and higher prepayments fees earned on exited investments as compared to the prior year comparative quarter. Based on fair value as of December 31, 2020, the weighted average yield on our debt investments was 7.9%, compared to 7.1% as of December 31, 2019.

Expenses
Total expenses for the three months ended December 31, 2020 and December 31, 2019 were $5,363,110 and $3,397,493, respectively. The increase in total expenses was primarily due to (1) an increase in the size of our investment portfolio as compared to the prior year comparative quarter, which drove a $355,393 increase in base management fees, (2) an increase in total investment income which resulted in a $1,513,317 increase in investment income incentive fees and (3) unrealized appreciation which resulted in a $435,731 increase in accrued capital gains incentive fees, and was partially offset by a $477,237 decrease in interest expense, which was primarily driven by decreases in LIBOR and to a lesser extent lower average borrowings outstanding.

	Three months ended December 31, 2020	Three months ended December 31, 2019
Expenses:
Base management fee	$1,141,527	$786,134
Investment income incentive fee	1,563,232	49,915
Capital gains incentive fee	1,113,049	677,318
Professional fees	287,729	167,983
Directors fees	38,750	38,887
Interest expense	877,956	1,355,193
Administrator expense	90,956	113,917
General and administrative expenses	249,911	208,146
Total expenses	$5,363,110	$3,397,493
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation was $5,185,354 for the three months ended December 31, 2020, primarily driven by unrealized appreciation across various investments in the portfolio. Net unrealized appreciation was $3,062,531 for the three months ended December 31, 2019, primarily driven by unrealized appreciation across various investments in the portfolio, including $1.1 million of unrealized appreciation on our investment in Sorrento Therapeutics, Inc.
Net Realized Gains (Losses)
Net realized gains were $384,604 and $324,057 for the three months ended December 31, 2020 and 2019, respectively, primarily driven by realized gains resulting from exits of various investment in the portfolio, which were partially offset by realized losses on foreign currency forward contracts for the three months ended December 31, 2020.
Financial Condition, Liquidity and Capital Resources
We generate cash from (1) the cash proceeds from offerings of securities, (2) cash flows from operations, including earnings on investments, as well as interest earned from the temporary investment of cash in cash-equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, and (3) borrowings from banks and issuances of senior securities.
Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including our expenses, the Management Fee and the Incentive Fee), (3) debt service of borrowings under our credit facilities, and (4) cash distributions to the stockholders.
For the three months ended December 31, 2020, we experienced a net increase in cash and cash equivalents and restricted cash of $10,101,713. During that period, $2,666,723 of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by cash proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $12,926,048, primarily consisting of $30,000,000 of net borrowings under our credit facilities, partially offset by distributions to stockholders of $16,879,089 and financings costs paid of $194,863.
For the three months ended December 31, 2019, we experienced a net decrease in cash and cash equivalents and restricted cash of $436,421. During that period, $56,215,157 of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by cash proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $55,778,486, primarily consisting of $60,500,000 of net borrowings under our credit facilities and $347,500 of net proceeds from Private Offerings, partially offset by distributions to stockholders of $5,069,014.

As of December 31, 2020, we had $41,117,799 of cash and cash equivalents (including $4,068,407 of restricted cash), portfolio investments (at fair value) of $468,177,605, $1,717,733 of interest receivable, $135,000,000 of borrowings outstanding under our credit facilities, $38,274,013 of net payables from unsettled transactions and unfunded commitments of $56,806,051.
As of September 30, 2020, we had $31,016,086 of cash and cash equivalents (including $2,273,803 of restricted cash), portfolio investments (at fair value) of $429,851,146, $1,485,133 of interest receivable, $105,000,000 of borrowings outstanding under our credit facilities, $5,480,988 of net payables from unsettled transactions and unfunded commitments of $43,585,363.
Equity Activity
As of December 31, 2020, we completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.
We have the authority under our organizational documents to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for our Common Stock through December 31, 2020:

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
Leverage
On July 9, 2018, our sole stockholder approved our becoming subject to a minimum asset coverage ratio of 150% as set forth in Section 61(a)(2) of the Investment Company Act. As a result of this approval, we are permitted to borrow amounts so long as our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2020, our asset coverage ratio, as defined in the Investment Company Act, was 351.3%, and senior securities outstanding were $135.6 million.
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
As of December 31, 2020 and September 30, 2020, we had no borrowings outstanding under the CNB-1 Facility. Our borrowings under the CNB-1 Facility bore interest at a weighted average interest rate of 3.58% for the three months ended December 31, 2019. For the three months ended December 31, 2019, we recorded interest expense (inclusive of fees) of $790,573 related to the CNB-1 Facility.
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
As of December 31, 2020 and September 30, 2020, we had $30.0 million and $5.0 million, respectively, outstanding under the CNB-2 Facility. For the three months ended December 31, 2020, our borrowings under the CNB-2 Facility bore interest at a weighted average interest rate of 3.15% and we recorded interest expense (inclusive of fees) of $175,261 related to the CNB-2 Facility.
Citibank Facility
On July 26, 2019 (the "Citibank Closing Date"), we and OSI 2 Senior Lending SPV, LLC ("OSI 2 SPV"), a wholly-owned and consolidated subsidiary of us, entered into a loan and security agreement, which was subsequently amended on September 20, 2019, July 2, 2020 and December 31, 2020 (as amended, the "Citibank Loan Agreement"), with the lenders from time to time party thereto and the other parties referenced below. Under the terms of the Citibank Loan Agreement, we serve as the collateral manager and seller and OSI 2 SPV serves as borrower with Citibank, N.A., as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent.
As of December 31, 2020, the Citibank Loan Agreement provided for a senior secured revolving credit facility (the "Citibank Facility"), of up to $200 million (the "Citibank Maximum Commitment"), in aggregate principal amount, subject to the lesser of (i) the borrowing base, which is an amount based on advance rates that vary depending on the class of assets and the value assigned to such assets under the Citibank Loan Agreement and (ii) the Citibank Maximum Commitment. The Citibank Facility has a three year reinvestment period (the "Reinvestment Period"), during which advances may be made; and matures five years from the Citibank Closing Date. Following the Reinvestment Period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the Citibank Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender under the Loan Agreement, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) the LIBOR for a three month maturity and (b) for all other lenders under the Citibank Facility, LIBOR, plus, in each case, an applicable spread. During the Reinvestment Period, (1) the applicable spread for any borrowings up to$150 million is the greater of (i) a weighted average rate of (x) 1.65% per year for broadly syndicated loans and (y) 2.25% per year for all other eligible loans and (ii) 1.85%, and (2) with respect to any borrowings in excess of $150 million, the applicable spread is the greater of (i) a weighted average rate of (x) 2.25% per year for broadly syndicated loans and (y) 3.00% per year for all other eligible loans and (ii) 1.85%. After the Reinvestment Period, the applicable spread is 3.00% per year. There is also a non-usage fee of (i) 0.40% per year for the first six months following the Citibank Closing Date (the "Ramp-Up Period"), and (ii) 0.50% per year thereafter, in each case, on the unused portion of the Citibank Facility, payable quarterly; provided that if after the Ramp-Up Period the unused portion of the Citibank Facility is greater than 30% of the commitments under the Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the Citibank Facility.
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
As of December 31, 2020 and September 30, 2020, we had $105.0 million and $100.0 million, respectively, outstanding under the Citibank Facility. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.09% and 3.87% for the three months ended December 31, 2020 and 2019, respectively. For the three months ended December 31, 2020 and 2019, we recorded interest expense (inclusive of fees) of $702,695 and $564,620, respectively, related to the Citibank Facility.
Contractual Obligations

	Debt Outstanding as of September 30, 2020	Debt Outstanding as of December 31, 2020	Weighted average debt outstanding for the three months ended December 31, 2020	Maximum debt outstanding for the three months ended December 31, 2020
Citibank Facility	$100,000,000	$105,000,000	$101,195,652	$105,000,000
CNB-2 Facility	5,000,000	30,000,000	7,826,087	30,000,000
Total debt	$105,000,000	$135,000,000	$109,021,739

	Payments due by period as of December 31, 2020
	Total	< 1 year	1-3 years	3-5 years
CNB-2 Facility	$30,000,000	$—	$30,000,000	$—
Interest due on CNB-2 Facility	2,303,027	944,500	1,358,527	—
Citibank Facility	105,000,000	—	—	105,000,000
Interest due on Citibank Facility	7,902,959	2,213,799	4,427,598	1,261,562
Total	$145,205,986	$3,158,299	$35,786,125	$106,261,562

Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As indicated in the table below, as of December 31, 2020 and September 30, 2020, off-balance sheet arrangements consisted of $56,806,051 and $43,585,363, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

	December 31, 2020	September 30, 2020
WPEngine, Inc.	$9,504,950	$9,504,950
NuStar Logistics, L.P.	7,054,000	7,054,000
Athenex, Inc.	6,242,124	8,322,832
Thrasio, LLC	3,917,106	—
FFI Holdings I Corp	3,800,000	—
Assembled Brands Capital LLC	3,606,303	3,904,072
Jazz Acquisition, Inc.	3,592,000	—
Gulf Operating, LLC	3,470,000	—
Latam Airlines Group S.A.	2,883,500	—
MRI Software LLC	2,305,246	2,577,616
Ardonagh Midco 3 PLC	1,790,478	2,148,573
NeuAG, LLC	1,551,000	1,551,000
Corrona, LLC	1,448,833	1,894,500
ADB Companies, LLC	1,333,333	—
Olaplex, Inc.	1,026,000	513,000
Accupac, Inc.	856,511	856,511
Mindbody, Inc.	761,905	761,905
Telestream Holdings Corporation	501,000	—
Acquia Inc.	468,601	468,601
Apptio, Inc.	461,538	461,538
Immucor, Inc.	197,694	197,694
OEConnection LLC	33,929	560,336
A.T. Holdings II SÀRL	—	2,720,000
iCIMs, Inc.	—	88,235
	$56,806,051	$43,585,363
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

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2020	67.8%	7.5%

The following table reflects the distributions per share that we have paid on our common stock during the three months ended December 31, 2020:

Record Date	Payment Date	Amount per Share	Cash Distribution
December 15, 2020	December 31, 2020	$0.35	$6,090,393
December 15, 2020	December 31, 2020	0.62	10,788,696
		$0.97	$16,879,089

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
Recent Developments
Distribution Declaration
On February 5, 2021, our Board of Directors approved a quarterly distribution of $0.35 per share, payable in cash on March 26, 2021 to our stockholders of record as of the close of business on March 15, 2021.

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
As of December 31, 2020, 90.0% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of December 31, 2020 and September 30, 2020 was as follows:

	December 31, 2020		September 30, 2020
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$119,325,554	28.43%	$157,901,514	41.07%
>0% and <1%	49,908,916	11.89	22,669,112	5.90
1%	237,378,564	56.54	186,952,230	48.63
>1%	13,202,010	3.14	16,920,741	4.40
Total	$419,815,044	100.00%	$384,443,597	100.00%

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2020, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
250	$8,152,225	$(3,375,000)	$4,777,225
200	6,073,359	(2,700,000)	3,373,359
150	3,994,493	(2,025,000)	1,969,493
100	1,951,461	(1,350,000)	601,461
50	646,688	(675,000)	(28,312)

The net effect of any decrease in interest rates is limited and would not be of significance due to interest rate floors on investments and borrowings outstanding.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for all floating rate loans is indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of December 31, 2020 and September 30, 2020:

	December 31, 2020		September 30, 2020
	Debt Investments	Borrowings	Debt Investments	Borrowings
Prime rate	$1,097,727	$—	$1,097,727	$—
LIBOR:
30 day	224,123,537	30,000,000	236,868,831	5,000,000
60 day	—	—	884,313	—
90 day	150,226,986	105,000,000	101,322,531	100,000,000
180 day	31,243,094	—	40,118,326	—
360 day	1,230,044	—	1,243,477	—
EURIBOR:
30 day	6,297,612	—	6,035,630	—
180 day	1,258,945	—	1,206,572	—
UK LIBOR:
30 day	2,733,900	—	—	—
180 day	11,430,414	—	10,440,873	—
Fixed rate	44,903,738	—	41,127,259	—
Total	$474,545,997	$135,000,000	$440,345,539	$105,000,000

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes during the three months ended December 31, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1	Third Amendment to Loan and Security Agreement, dated as of December 31, 2020, by and among Oaktree Strategic Income II, Inc., OSI 2 Senior Lending SPV, LLC, and Citibank, N.A.**
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
**	Incorporated by reference to the Form 8-K filed by the Company on January 6, 2021 (File No. 814-01281).

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
Date: February 10, 2021