Form 10-Q
period 2021-03-31
Oaktree Strategic Income II, Inc.
filed 2021-05-13
CIK 1744179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2021
Common stock, $0.001 par value	17,401,121

OAKTREE STRATEGIC INCOME II, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Assets and Liabilities

	March 31, 2021 (unaudited)	September 30, 2020
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost March 31, 2021: $542,832,835; cost September 30, 2020: $428,740,923)	$550,932,159	$429,851,146
Cash and cash equivalents	7,973,296	28,742,283
Restricted cash	3,748,145	2,273,803
Interest receivable	2,264,999	1,485,133
Receivables from unsettled transactions	10,238,907	1,113,367
Deferred financing costs	2,267,638	1,669,903
Derivative asset at fair value	362,669	—
Other assets	329,599	504,847
Total assets	$578,117,412	$465,640,482
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$674,677	$771,862
Base management fee and incentive fees payable	5,978,978	4,468,874
Due to affiliates	811,431	570,134
Interest payable	833,384	581,762
Payables from unsettled transactions	14,099,701	6,594,355
Director fees payable	12,500	—
Derivative liability at fair value	—	647,889
Deferred tax liability	6,867	3,839
Secured borrowings	10,000,000	—
Credit facilities payable	201,500,000	105,000,000
Total liabilities	233,917,538	118,638,715
Commitments and contingencies (Note 12)
Net assets:
Common stock, $0.001 par value per share, 250,000,000 shares authorized; 17,401,121 shares issued and outstanding at March 31, 2021 and September 30, 2020	17,401	17,401
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized; none issued and outstanding at March 31, 2021 and September 30, 2020	—	—
Additional paid-in-capital	337,337,998	337,337,998
Accumulated distributable earnings (loss)	6,844,475	9,646,368
Total net assets (equivalent to $19.78 and $19.94 per common share at March 31, 2021 and September 30, 2020, respectively) (Note 11)	344,199,874	347,001,767
Total liabilities and net assets	$578,117,412	$465,640,482
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31, 2021	Three months ended March 31, 2020	Six months ended March 31, 2021	Six months ended March 31, 2020
Interest income:
Non-control/Non-affiliate investments	$9,579,273	$6,292,982	$17,974,620	$11,276,999
Interest on cash and cash equivalents	(120)	21,586	(116)	50,968
Total interest income	9,579,153	6,314,568	17,974,504	11,327,967
PIK interest income:
Non-control/Non-affiliate investments	1,059,795	374,393	1,896,553	525,625
Total PIK interest income	1,059,795	374,393	1,896,553	525,625
Fee income:
Non-control/Non-affiliate investments	833,122	447,367	2,104,005	577,314
Total fee income	833,122	447,367	2,104,005	577,314
Total investment income	11,472,070	7,136,328	21,975,062	12,430,906
Expenses:
Base management fee	1,306,231	866,511	2,447,758	1,652,645
Investment income incentive fee	1,658,531	803,813	3,221,763	853,728
Capital gains incentive fee	710,519	(1,104,890)	1,823,568	(427,572)
Professional fees	196,033	253,793	483,762	421,776
Directors fees	38,750	38,750	77,500	77,637
Interest expense	1,339,292	1,631,976	2,217,248	2,987,169
Administrator expense	117,186	130,370	208,142	244,287
General and administrative expenses	181,924	195,863	431,835	404,009
Total expenses	5,548,466	2,816,186	10,911,576	6,213,679
Net investment income	5,923,604	4,320,142	11,063,486	6,217,227
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	1,839,114	(40,448,299)	6,981,094	(37,326,082)
Foreign currency forward contracts	967,184	37,386	1,010,558	(22,300)
Net unrealized appreciation (depreciation)	2,806,298	(40,410,913)	7,991,652	(37,348,382)
Realized gains (losses):
Non-control/Non-affiliate investments	1,428,664	266,897	2,667,016	590,954
Foreign currency forward contracts	(687,583)	40,961	(1,541,331)	40,961
Net realized gains (losses)	741,081	307,858	1,125,685	631,915
Provision for income tax (expense) benefit	(5,217)	(309)	(13,234)	(5,555)
Net realized and unrealized gains (losses), net of taxes	3,542,162	(40,103,364)	9,104,103	(36,722,022)
Net increase (decrease) in net assets resulting from operations	$9,465,766	$(35,783,222)	$20,167,589	$(30,504,795)
Net investment income per common share — basic and diluted	$0.34	$0.51	$0.64	$0.74
Earnings (loss) per common share — basic and diluted (Note 5)	$0.54	$(4.22)	$1.16	$(3.63)
Weighted average common shares outstanding — basic and diluted	17,401,121	8,489,301	17,401,121	8,399,091

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended March 31, 2021	Three months ended March 31, 2020	Six months ended March 31, 2021	Six months ended March 31, 2020
Operations:
Net investment income	$5,923,604	$4,320,142	$11,063,486	$6,217,227
Net unrealized appreciation (depreciation)	2,806,298	(40,410,913)	7,991,652	(37,348,382)
Net realized gains (losses)	741,081	307,858	1,125,685	631,915
Provision for income tax (expense) benefit	(5,217)	(309)	(13,234)	(5,555)
Net increase (decrease) in net assets resulting from operations	9,465,766	(35,783,222)	20,167,589	(30,504,795)
Capital share transactions:
Distributions to stockholders	(6,090,393)	(2,576,058)	(22,969,482)	(7,645,072)
Issuance of common stock	—	67,536,799	—	67,536,799
Net increase (decrease) in net assets from capital share transactions	(6,090,393)	64,960,741	(22,969,482)	59,891,727
Total increase (decrease) in net assets	3,375,373	29,177,519	(2,801,893)	29,386,932
Net assets at beginning of period	340,824,501	171,836,163	347,001,767	171,626,750
Net assets at end of period	$344,199,874	$201,013,682	$344,199,874	$201,013,682
Net asset value per common share	$19.78	$17.37	$19.78	$17.37
Common shares outstanding at end of period	17,401,121	11,575,664	17,401,121	11,575,664

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended March 31, 2021	Six months ended March 31, 2020
Operating activities:
Net increase (decrease) in net assets resulting from operations	$20,167,589	$(30,504,795)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	(7,991,652)	37,348,382
Net realized (gains) losses	(1,125,685)	(631,915)
PIK interest income	(1,896,553)	(525,625)
Accretion of original issue discount on investments	(2,079,341)	(1,119,252)
Amortization of deferred financing costs	280,954	330,347
Deferred taxes	3,028	5,555
Purchases of investments	(226,651,699)	(188,883,931)
Proceeds from sales and repayments of investments	117,748,607	90,284,784
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(701,571)	(39,239)
(Increase) decrease in receivables from unsettled transactions	(9,125,540)	981,335
(Increase) decrease in other assets	175,248	19,928
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(269,594)	(243,607)
Increase (decrease) in base management fee and incentive fees payable	1,510,104	541,666
Increase (decrease) in due to affiliates	241,297	(458,083)
Increase (decrease) in interest payable	251,622	204,648
Increase (decrease) in payables from unsettled transactions	7,505,346	(8,678,042)
Increase (decrease) in director fees payable	12,500	—
Net cash used in operating activities	(101,945,340)	(101,367,844)
Financing activities:
Distributions paid in cash	(22,969,482)	(7,645,072)
Borrowings under the credit facilities	96,500,000	130,000,000
Repayments of borrowings under the credit facilities	—	(63,000,000)
Proceeds from secured borrowings	10,000,000	—
Proceeds from the issuance of common stock	—	65,472,299
Deferred financing costs paid	(706,280)	(2,245)
Net cash provided by financing activities	82,824,238	124,824,982
Effect of exchange rate changes on foreign currency	(173,543)	47
Net increase (decrease) in cash and cash equivalents and restricted cash	(19,294,645)	23,457,185
Cash and cash equivalents and restricted cash, beginning of period	31,016,086	11,348,126
Cash and cash equivalents and restricted cash, end of period	$11,721,441	$34,805,311
Supplemental information:
Cash paid for interest	$1,684,672	$2,452,174
Non-cash financing activities:
Accrued deferred financing costs	$172,409	$2,412,000

Reconciliation to the Consolidated Statement of Assets and Liabilities	March 31, 2021	September 30, 2020
Cash and cash equivalents	$7,973,296	$28,742,283
Restricted cash	3,748,145	2,273,803
Total cash and cash equivalents and restricted cash	$11,721,441	$31,016,086
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments						(7)
109 Montgomery Owner LLC		Real Estate Operating Companies
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 2/2/2023	7.50%		$1,537,985	$1,486,043	$1,514,969	(5)(8)(9)
				1,486,043	1,514,969
A.T. Holdings II SÀRL		Biotechnology
First Lien Term Loan, 9.50% cash due 12/22/2022			12,812,000	12,701,431	12,812,000	(8)(10)
				12,701,431	12,812,000
Access CIG, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.87%		7,436,500	7,388,369	7,387,345	(5)
				7,388,369	7,387,345
Accupac, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.00% cash due 1/17/2026	7.00%		4,536,512	4,473,059	4,536,512	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 1/17/2026			—	(11,980)	—	(5)(8)(9)
First Lien Revolver, LIBOR+6.00% cash due 1/17/2026	7.00%		571,008	563,021	571,008	(5)(8)
				5,024,100	5,107,520
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	8.00%		4,381,994	4,314,915	4,333,792	(5)(8)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025	8.00%		37,488	30,126	32,333	(5)(8)(9)
				4,345,041	4,366,125
ADB Companies, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%		6,583,333	6,425,969	6,456,275	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%		1,333,333	1,301,462	1,307,600	(5)(8)
				7,727,431	7,763,875
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.25%		€5,147,000	5,625,186	6,039,167	(5)(8)(10)
				5,625,186	6,039,167
Alvogen Pharma US, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%		2,646,943	2,406,664	2,644,296	(5)
				2,406,664	2,644,296
Alvotech Holdings S.A.		Biotechnology
Fixed Rate Bond 15% PIK Note A due 12/13/2023			2,000,000	2,740,889	2,888,291	(8)(10)(11)
Fixed Rate Bond 15% PIK Note B due 12/13/2023			2,000,000	2,740,889	2,808,431	(8)(10)(11)
				5,481,778	5,696,722
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%		8,118,000	7,823,691	7,996,230	(5)(8)(10)
				7,823,691	7,996,230
Anastasia Parent, LLC		Personal Products
First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025			1,833,112	1,447,077	1,261,539	(5)(12)
				1,447,077	1,261,539
Ankura Consulting Group LLC		Research & Consulting Services
Second Lien Term Loan, LIBOR+8.00% cash due 3/17/2029	8.75%		2,398,000	2,362,030	2,409,990	(5)(8)
				2,362,030	2,409,990
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		7,129,297	7,038,153	7,001,804	(5)(8)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025	8.25%		184,615	178,804	176,362	(5)(8)(9)
				7,216,957	7,178,166

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+5.4375% cash 2.26875% PIK due 7/14/2026	6.44%		€1,040,859	$1,156,389	$1,214,759	(5)(8)(10)
First Lien Term Loan, UK LIBOR+5.4375% cash 2.26875% PIK due 7/14/2026	6.19%		£8,168,537	9,981,244	11,247,590	(5)(8)(10)(13)
First Lien Delayed Draw Term Loan, UK LIBOR+5.4375% cash 2.26875% PIK due 7/14/2026	6.19%		£1,143,253	1,508,374	1,572,615	(5)(8)(9)(10)
Fixed Rate Bond, 11.50% cash due 1/15/2027			$844,898	836,959	908,265	(10)
				13,482,966	14,943,229
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.00% cash due 10/17/2023	7.00%		1,003,589	1,003,589	968,298	(5)(8)(9)
174,131 Class A Units				82,713	67,911	(8)
100,285 Preferred Units, 6%				110,285	121,313	(8)
7,621 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(8)
				1,196,587	1,157,522
Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	6.25%		915,841	791,575	857,456	(5)
				791,575	857,456
Asurion, LLC		Property & Casualty Insurance
Second Lien Term Loan, LIBOR+5.25% cash due 1/31/2028	5.36%		3,138,000	3,138,000	3,200,368	(5)
				3,138,000	3,200,368
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			12,484,249	12,031,979	12,359,406	(8)(10)
First Lien Delayed Draw Term Loan, 11.00% cash due 6/19/2026			—	(86,693)	(62,421)	(8)(9)(10)
97,205 Common Stock Warrants (exercise price $12.63) expiration date 6/19/2027				334,385	89,429	(8)(10)
				12,279,671	12,386,414
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%		7,425,000	7,273,059	7,014,026	(5)(8)(10)
				7,273,059	7,014,026
The Avery		Real Estate Operating Companies
First Lien Delayed Draw Term Loan in T8 Urban Condo Owner, LLC, LIBOR+7.30% cash due 2/17/2023	7.55%		6,156,700	6,090,668	6,070,679	(5)(8)(9)
Delayed Draw Subordinated Debt in T8 Senior Mezz LLC, LIBOR+12.50% cash due 2/17/2023	12.75%		1,381,065	1,366,302	1,363,966	(5)(8)(9)
				7,456,970	7,434,645
Blumenthal Temecula, LLC		Automotive Retail
First Lien Term Loan, 9.00% cash due 9/24/2023			1,277,827	1,277,827	1,277,827	(8)
95,837 Preferred Units in Unstoppable Automotive VMV, LLC				95,837	95,837	(8)
415,294 Preferred Units in Unstoppable Automotive AMV, LLC				415,294	415,294	(8)
95,837 Common Units in Unstoppable Automotive AMV, LLC				95,837	95,837	(8)
31,946 Common Units in Unstoppable Automotive VMV, LLC				31,946	31,946	(8)
				1,916,741	1,916,741
BX Commercial Mortgage Trust 2020-VIVA		Diversified Real Estate Activities
Class E Variable Notes due 3/9/2044	3.67%		879,016	681,309	829,967	(5)(8)(10)
				681,309	829,967
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.25% cash 5.25% PIK due 11/14/2023	4.25%		3,112,821	3,082,904	2,858,815	(5)(8)
				3,082,904	2,858,815
Carrols Restaurant Group, Inc.		Restaurants
First Lien Term Loan, LIBOR+6.25% cash due 4/30/2026	7.25%		4,953,568	4,729,558	4,959,759	(5)
				4,729,558	4,959,759

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	7.50%		$7,862,500	$7,753,847	$7,714,292	(5)(8)
				7,753,847	7,714,292
CITGO Holding, Inc.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+7.00% cash due 8/1/2023	8.00%		653,028	630,593	629,845	(5)
				630,593	629,845
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%		7,147,071	7,075,600	7,170,870	(5)
				7,075,600	7,170,870
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+9.50% PIK due 1/28/2025			9,389,898	9,389,898	7,652,767	(5)(8)
Common Stock Warrants expiration date 7/28/2025				—	488,304	(8)
				9,389,898	8,141,071
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.11%		5,819,230	5,656,142	5,636,477	(5)
				5,656,142	5,636,477
Corrona, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		3,741,811	3,690,519	3,707,387	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		444,553	428,967	432,262	(5)(8)(9)
First Lien Revolver, PRIME+4.50% cash due 12/13/2025	7.75%		111,500	102,329	105,345	(5)(8)(9)
401 Class A2 Common Units in Corrona Group Holdings, L.P.				378,610	429,503	(8)
				4,600,425	4,674,497
Coty Inc.		Personal Products
First Lien Revolver, LIBOR+1.75% cash due 4/5/2023			—	(457,344)	(603,440)	(5)(8)(9)(10)
				(457,344)	(603,440)
CPC Acquisition Corp.		Specialty Chemicals
Second Lien Term Loan, LIBOR+7.75% cash due 12/29/2028	8.50%		727,000	716,095	737,905	(5)
				716,095	737,905
Curium Bidco S.à.r.l.		Biotechnology
Second Lien Term Loan, LIBOR+7.75% cash due 10/27/2028	8.50%		5,788,000	5,701,180	5,918,230	(5)(8)(10)
				5,701,180	5,918,230
Dcert Buyer, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+4.00% cash due 10/16/2026	4.11%		3,940,101	3,930,250	3,938,190	(5)
				3,930,250	3,938,190
Dealer Tire, LLC		Distributors
First Lien Term Loan, LIBOR+4.25% cash due 12/12/2025	4.36%		3,891,287	3,861,674	3,902,767	(5)
				3,861,674	3,902,767
Delta Topco, Inc.		Systems Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/1/2028	8.00%		2,364,000	2,352,180	2,423,100	(5)
				2,352,180	2,423,100
Digital.AI Software Holdings, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 2/10/2027	8.00%		2,650,968	2,573,254	2,571,439	(5)(8)
First Lien Revolver, LIBOR+7.00% cash due 2/10/2027			—	(8,327)	(8,521)	(5)(8)(9)
				2,564,927	2,562,918
EHR Canada, LLC		Food Retail
First Lien Term Loan, LIBOR+8.00% cash due 4/30/2021	9.00%		457,407	457,140	456,034	(5)(8)
				457,140	456,034
Enviva Holdings, LP		Coal & Consumable Fuels
First Lien Term Loan, LIBOR+5.50% cash due 2/17/2026	6.50%		2,000,000	1,980,000	2,005,000	(5)(8)(10)
				1,980,000	2,005,000

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
FFI Holdings I Corp		Industrial Machinery
First Lien Term Loan, PRIME+5.25% cash due 1/24/2025	8.50%		$950,000	$861,299	$950,000	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+6.25% cash due 1/24/2025	7.25%		570,000	570,000	570,000	(5)(8)(9)
				1,431,299	1,520,000
Fortress Biotech, Inc.		Biotechnology
First Lien Term Loan, 11.00% cash due 8/27/2025			2,943,000	2,785,053	2,869,425	(8)(10)
85,811 Common Stock Warrants (exercise price $3.20) expiration date 8/27/2030				90,960	112,412	(8)(10)
				2,876,013	2,981,837
GI Chill Acquisition LLC		Managed Health Care
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	4.20%		1,950,000	1,940,250	1,951,229	(5)(8)
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	7.70%		2,000,000	1,986,596	1,955,000	(5)(8)
				3,926,846	3,906,229
Global Medical Response, Inc.		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.25%		1,073,267	1,057,378	1,068,287	(5)
First Lien Term Loan, LIBOR+4.75% cash due 10/2/2025	5.75%		3,763,867	3,694,064	3,757,751	(5)
				4,751,442	4,826,038
Grab Holdings Inc.		Interactive Media & Services
First Lien Term Loan, LIBOR+4.50% cash due 1/29/2026	5.50%		4,000,000	3,883,692	4,085,000	(5)(10)
				3,883,692	4,085,000
Gulf Operating, LLC		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+5.25% cash due 8/25/2023	6.25%		604,019	387,990	502,737	(5)
First Lien Revolver, LIBOR+4.00% cash due 12/27/2021			—	(242,900)	(173,500)	(5)(8)(9)
				145,090	329,237
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.50%		2,517,618	2,482,696	2,500,247	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024	7.50%		88,235	86,940	87,626	(5)(8)
				2,569,636	2,587,873
Immucor, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+5.75% cash due 7/2/2025	6.75%		2,354,540	2,314,489	2,351,008	(5)(8)
First Lien Revolver, LIBOR+5.75% cash due 7/2/2025			—	(3,363)	(297)	(5)(8)(9)
Second Lien Term Loan, LIBOR+8.00% cash 3.50% PIK due 10/2/2025	9.00%		5,804,899	5,707,914	5,748,301	(5)(8)
				8,019,040	8,099,012
Infinite Bidco LLC		Electric Utilities
Second Lien Term Loan, LIBOR+7.00% cash due 3/2/2029	7.50%		2,969,000	2,954,155	2,987,556	(5)
				2,954,155	2,987,556
Intelsat Jackson Holdings S.A.		Alternative Carriers
First Lien Term Loan, PRIME+4.75% cash due 11/27/2023	8.00%		986,227	959,157	1,004,832	(5)(10)
				959,157	1,004,832
Inventus Power, Inc.		Electrical Components & Equipment
First Lien Term Loan, LIBOR+5.00% cash due 3/29/2024	6.00%		4,583,000	4,537,295	4,537,170	(5)(8)
Second Lien Term Loan, LIBOR+8.50% cash due 9/29/2024	9.50%		2,750,000	2,695,129	2,695,000	(5)(8)
				7,232,424	7,232,170
Ivanti Software, Inc.		Application Software
Second Lien Term Loan, LIBOR+8.50% cash due 12/1/2028	9.50%		7,975,000	7,737,699	8,034,813	(5)(8)
				7,737,699	8,034,813
Jazz Acquisition, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+7.50% cash due 1/29/2027	8.50%		5,956,070	5,736,114	5,723,783	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+7.50% cash due 1/29/2027			—	—	—	(5)(8)(9)
				5,736,114	5,723,783
Latam Airlines Group S.A.		Airlines
First Lien Delayed Draw Term Loan, LIBOR+11.00% PIK due 3/29/2022			2,968,243	2,890,490	3,000,644	(5)(8)(9)(10)
				2,890,490	3,000,644

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.20%		$8,842,500	$8,745,303	$8,754,075	(5)(8)
				8,745,303	8,754,075
Lightstone Holdco LLC		Electric Utilities
First Lien Term Loan, LIBOR+3.75% cash due 1/30/2024	4.75%		1,365,000	1,220,388	1,082,991	(5)
				1,220,388	1,082,991
LogMeIn, Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 8/31/2027	4.85%		5,985,000	5,846,980	5,976,591	(5)
				5,846,980	5,976,591
LTI Holdings, Inc.		Electronic Components
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	6.86%		1,396,000	1,373,039	1,390,765	(5)
				1,373,039	1,390,765
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+4.25% cash due 10/19/2027	5.25%		5,942,083	5,882,663	5,979,221	(5)
				5,882,663	5,979,221
MedAssets Software Intermediate Holdings, Inc.		Health Care Technology
Second Lien Term Loan, LIBOR+7.75% cash due 1/29/2029	8.50%		4,874,000	4,778,162	4,776,520	(5)(8)
				4,778,162	4,776,520
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.50% PIK due 2/14/2025	8.00%		7,329,282	7,235,791	6,948,159	(5)(8)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025			—	(9,841)	(39,619)	(5)(8)(9)
				7,225,950	6,908,540
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%		6,079,810	6,033,780	6,079,810	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(17,953)	—	(5)(8)(9)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026	6.50%		23,060	18,448	23,060	(5)(8)(9)
				6,034,275	6,102,870
Navisite, LLC		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+8.50% cash due 12/30/2026	9.50%		7,779,000	7,629,953	7,646,757	(5)(8)
				7,629,953	7,646,757
NeuAG, LLC		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024	7.00%		12,941,088	12,511,976	12,526,973	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024			—	(62,040)	(49,632)	(5)(8)(9)
				12,449,936	12,477,341
NN, Inc.		Industrial Machinery
First Lien Term Loan, LIBOR+6.88% cash due 9/19/2026	7.88%		14,877,000	14,507,480	14,505,075	(5)(8)(10)
				14,507,480	14,505,075
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.11%		9,333,282	9,290,536	9,315,782	(5)
First Lien Delayed Draw Term Loan, LIBOR+4.00% cash due 9/25/2026			—	(138)	(64)	(5)(9)
				9,290,398	9,315,718
Olaplex, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%		11,696,288	11,524,646	11,696,288	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 1/8/2025			—	(15,477)	(8,413)	(5)(8)(9)
				11,509,169	11,687,875
P & L Development, LLC		Pharmaceuticals
Fixed Rate Bond, 7.75% cash due 11/15/2025			6,290,000	6,290,000	6,746,025
				6,290,000	6,746,025

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Park Place Technologies, LLC		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+5.00% cash due 11/10/2027	6.00%		$5,000,000	$4,810,667	$5,000,000	(5)
				4,810,667	5,000,000
PaySimple, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	5.61%		10,842,661	10,680,652	10,815,554	(5)(8)
				10,680,652	10,815,554
Planview Parent, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%		9,872,000	9,723,920	9,884,340	(5)(8)
				9,723,920	9,884,340
PLNTF Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+8.00% cash due 3/12/2026	9.00%		4,431,000	4,342,478	4,408,845	(5)(8)
				4,342,478	4,408,845
PRGX Global, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+6.75% cash due 3/3/2026	7.75%		8,298,154	8,134,827	8,132,191	(5)(8)
First Lien Revolver, LIBOR+6.75% cash due 3/3/2026			—	(11,994)	(12,188)	(5)(8)(9)
19,485 Class B Common Units				19,485	19,485	(8)
				8,142,318	8,139,488
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+8.50% cash due 9/15/2023	9.75%		1,198,701	1,192,796	945,973	(5)(8)
				1,192,796	945,973
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/31/2027	8.11%		1,500,000	1,500,000	1,492,500	(5)(8)
				1,500,000	1,492,500
Pug LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+8.00% cash due 2/12/2027	8.75%		5,542,150	5,237,616	5,722,270	(5)
				5,237,616	5,722,270
Quantum Bidco Limited		Food Distributors
First Lien Term Loan, UK LIBOR+6.00% cash due 1/29/2028	6.04%		£1,125,000	1,482,354	1,519,179	(5)(10)
				1,482,354	1,519,179
Renaissance Holding Corp.		Diversified Banks
Second Lien Term Loan, LIBOR+7.00% cash due 5/29/2026	7.11%		1,138,000	1,129,465	1,138,285	(5)
				1,129,465	1,138,285
RS Ivy Holdco, Inc.		Oil & Gas Exploration & Production
First Lien Term Loan, LIBOR+5.50% cash due 12/23/2027	6.50%		2,493,750	2,456,344	2,503,102	(5)(8)
				2,456,344	2,503,102
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%		2,741,911	2,714,492	2,748,766	(5)
				2,714,492	2,748,766
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			1,399,338	1,134,055	1,202,032	(8)
				1,134,055	1,202,032
Signify Health, LLC		Health Care Services
First Lien Term Loan, LIBOR+4.50% cash due 12/23/2024	5.50%		6,858,586	6,812,884	6,885,231	(5)
				6,812,884	6,885,231
Sirva Worldwide, Inc.		Diversified Support Services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.61%		1,887,500	1,859,188	1,745,938	(5)
				1,859,188	1,745,938
Sorenson Communications, LLC		Communications Equipment
First Lien Term Loan, PRIME+4.25% cash due 3/17/2026	7.50%		4,996,000	4,946,040	5,008,490	(5)(8)
				4,946,040	5,008,490

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Sorrento Therapeutics, Inc.		Biotechnology
25,600 Common Stock Units				$100,864	$211,712	(10)
				100,864	211,712
Star US Bidco LLC		Industrial Machinery
First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%		$5,247,584	4,966,601	5,212,609	(5)
				4,966,601	5,212,609
SumUp Holdings Luxembourg S.À.R.L.		Other Diversified Financial Services
First Lien Delayed Draw Term Loan, EURIBOR+8.50% cash due 3/10/2026	10.00%		€5,001,333	5,789,499	5,737,795	(5)(8)(9)(10)
				5,789,499	5,737,795
Sunland Asphalt & Construction, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.00% cash due 1/13/2026	7.00%		8,815,721	8,646,939	8,648,223	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 1/13/2026	7.00%		2,964,287	2,907,420	2,907,965	(5)(8)
First Lien Revolver, LIBOR+6.00% cash due 1/13/2022	7.00%		806,451	777,786	773,641	(5)(8)(9)
				12,332,145	12,329,829
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.95%		2,909,744	2,614,212	2,795,435	(5)
				2,614,212	2,795,435
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	8.25%		3,394,977	3,343,777	3,396,403	(5)
				3,343,777	3,396,403
Telestream Holdings Corporation		Application Software
First Lien Term Loan, LIBOR+8.75% cash due 10/15/2025	9.75%		5,301,713	5,210,814	5,206,282	(5)(8)
First Lien Revolver, LIBOR+8.75% cash due 10/15/2025			—	(9,205)	(9,018)	(5)(8)(9)
				5,201,609	5,197,264
TerSera Therapeutics LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+10.00% cash due 3/30/2026	11.00%		6,100,000	5,935,489	6,157,413	(5)(8)
				5,935,489	6,157,413
Thermacell Repellents, Inc.		Leisure Products
First Lien Term Loan, LIBOR+6.25% cash due 12/4/2026	7.25%		6,666,667	6,633,333	6,633,333	(5)(8)
First Lien Revolver, LIBOR+6.25% cash due 12/4/2026	7.25%		541,667	537,500	537,500	(5)(8)(9)
				7,170,833	7,170,833
Thrasio, LLC		Specialized Finance
First Lien Term Loan, LIBOR+7.00% cash due 12/18/2026	8.00%		5,918,770	5,775,603	5,859,582	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 12/18/2026			—	(48,964)	(39,171)	(5)(8)(9)
2,182 Shares of Series C-3 Preferred Stock in Thrasio Holdings, Inc.				26,665	26,664	(8)
73,648 Shares of Series C-2 Preferred Stock in Thrasio Holdings, Inc.				600,000	899,981	(8)
4,000 Shares of Series X Preferred Stock in Thrasio Holdings, Inc.				4,000,200	4,074,204	(8)(9)
				10,353,504	10,821,260
TIBCO Software Inc.		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 6/30/2026	3.86%		9,366,490	9,373,664	9,266,971	(5)
Second Lien Term Loan, LIBOR+7.25% cash due 3/3/2028	7.36%		3,894,000	3,865,691	3,945,362	(5)
				13,239,355	13,212,333
Transact Holdings Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 4/30/2026	4.86%		7,880,000	7,761,800	7,820,900	(5)(8)
				7,761,800	7,820,900
Uniti Fiber Holdings Inc.		Specialized REITs
Fixed Rate Bond, 7.88% cash due 2/15/2025			1,359,000	1,359,000	1,470,832	(10)
				1,359,000	1,470,832

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Velocity Commercial Capital, LLC		Thrifts & Mortgage Finance
First Lien Term Loan, LIBOR+8.00% cash due 2/5/2026	9.00%		$2,778,513	$2,696,909	$2,695,158	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+8.00% cash due 2/5/2026	9.00%		334,685	301,775	301,069	(5)(8)(9)
				2,998,684	2,996,227
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+5.00% cash due 9/1/2025	6.00%		7,462,547	7,329,531	7,485,867	(5)
				7,329,531	7,485,867
Verscend Holding Corp.		Health Care Technology
First Lien Term Loan, LIBOR+4.50% cash due 8/27/2025	4.61%		5,099,576	5,097,967	5,106,664	(5)
				5,097,967	5,106,664
Virgin Pulse, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 4/6/2029	8.00%		3,040,000	3,009,600	3,070,400	(5)
				3,009,600	3,070,400
William Morris Endeavor Entertainment, LLC		Movies & Entertainment
First Lien Term Loan, LIBOR+8.50% cash due 5/18/2025	9.50%		13,048,436	12,452,757	13,863,963	(5)(8)
				12,452,757	13,863,963
Win Brands Group LLC		Housewares & Specialties
First Lien Term Loan, LIBOR+9.00% cash 5.00% PIK due 1/22/2026	10.00%		641,104	634,724	634,693	(5)(8)
48 Class F Warrants in Brand Value Growth LLC (exercise price $0.01) expiration date 1/25/2027				—	—	(8)
				634,724	634,693
Windstream Services II, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%		10,917,346	10,512,822	10,937,816	(5)
				10,512,822	10,937,816
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	4.75%		3,912,400	3,894,719	3,815,411	(5)
				3,894,719	3,815,411
WPEngine, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 3/27/2026	7.50%		5,118,050	5,011,706	5,042,814	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+6.50% cash due 3/27/2026			—	(197,496)	(139,723)	(5)(8)(9)
				4,814,210	4,903,091
Zephyr Bidco Limited		Specialized Finance
Second Lien Term Loan, UK LIBOR+7.50% cash due 7/23/2026	7.55%		£2,000,000	2,579,326	2,709,386	(5)(10)
				2,579,326	2,709,386
Total Non-Control/Non-Affiliate Investments (160.1% of net assets)				$542,832,835	$550,932,159
Cash and Cash Equivalents and Restricted Cash (3.4% of net assets)				$11,721,441	$11,721,441
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (163.5% of net assets)				$554,554,276	$562,653,600

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$13,160,344	€10,900,857	5/13/2021	Bank of New York Mellon	$337,422
Foreign currency forward contract	$15,089,281	£10,916,906	5/13/2021	Bank of New York Mellon	25,247
					$362,669

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2021
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
(5)The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of March 31, 2021, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 0.11%, the 60-day LIBOR at 0.14%, the 90-day LIBOR at 0.20%, the 180-day LIBOR at 0.20%, the 360-day LIBOR at 0.28%, the PRIME at 3.25%, the 30-day UK LIBOR at 0.05%, the 180-day UK LIBOR at 0.04%, the 30-day EURIBOR at (0.58)% and the 180-day EURIBOR at (0.54)%. Most loans include an interest floor, which generally ranges from 0% to 1%.
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
(8)As of March 31, 2021, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2021, qualifying assets represented 80.5% of the Company's total assets and non-qualifying assets represented 19.5% of the Company's total assets.
(11)Payment-in-kind ("PIK") interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of March 31, 2021, the accumulated PIK interest balance for each of the Alvotech A notes and the B notes was $0.8 million. The fair value of this investment is inclusive of PIK.
(12)This investment was on cash non-accrual status as of March 31, 2021. Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.
(13)The sale of all or a portion of this investment did not qualify for sale accounting under FASB ASC Topic 860, Transfers and Servicing ("ASC 860"), and therefore the investment remains on the Company's Consolidated Schedule of Investments as of March 31, 2021. See Note 6 in the Consolidated Financial Statements for further details.

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

The Company was formed on April 30, 2018 as a Delaware corporation and as of March 31, 2021 is externally managed by Oaktree Fund Advisors, LLC (the "Adviser") pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), between the Company and the Adviser, which was approved by the Board of Directors of the Company on May 11, 2020. From July 9, 2018 through May 11, 2020, the Company was managed by Oaktree Capital Management, L.P., an affiliate of the Adviser. The Adviser is a subsidiary of Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

The Company conducted private offerings (each, a “Private Offering”) of its common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing of a Private Offering, each investor participating in that closing made a capital commitment (each, a “Capital Commitment”) to purchase the Company's Common Stock pursuant to a subscription agreement entered into with the Company in connection with its Capital Commitment ("Subscription Agreement"). The initial closing of a Private Offering occurred on August 6, 2018 (the "Initial Closing"). The Company commenced its loan origination and investment activities shortly after its initial capital drawdown from its non-affiliated investors (the "Initial Drawdown"). The proceeds from the Initial Drawdown provided the Company with the necessary seed capital to commence operations. As of March 31, 2021, the Company completed drawdowns of $337,558,996 of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.

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
With the exception of the line items entitled "deferred financing costs," "other assets," "deferred tax liability," "secured borrowings" and "credit facilities payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "interest receivable," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fees payable," "due to affiliates," "interest payable," and "payables from unsettled transactions" approximate fair value due to their short maturities.
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
Secured Borrowings:
Securities sold and simultaneously repurchased at a premium are reported as financing transactions in accordance with FASB ASC Topic 860, Transfers and Servicing ("ASC 860"). Amounts payable to the counterparty are due on the repurchase settlement date and, excluding accrued interest, such amounts are presented in the accompanying Consolidated Statements of Assets and Liabilities as secured borrowings. Premiums payable are separately reported as accrued interest.
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
For the Company's secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the counterparty is recorded within interest expense in the Consolidated Statements of Operations.
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
As of March 31, 2021 and September 30, 2020, included in restricted cash was $3,748,145 and $2,273,803, respectively, which was held at Deutsche Bank Trust Company Americas in connection with the Company's Citibank Facility (defined in Note 6 – Borrowings). The Company was restricted in terms of access to the $3,748,145 and $2,273,803, respectively, until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the Citibank Facility.

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Portfolio Investments
Portfolio Composition
As of March 31, 2021, the fair value of the Company's investment portfolio was $550.9 million and was comprised of investments in 106 portfolio companies. As of September 30, 2020, the fair value of the Company's investment portfolio was $429.9 million and was comprised of investments in 88 portfolio companies.
As of March 31, 2021 and September 30, 2020, the Company's investment portfolio consisted of the following:

	March 31, 2021		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Senior Secured Debt	$533,565,184	98.29%	$411,852,997	96.05%
Preferred Equity	5,248,281	0.97%	110,285	0.03%
Subordinated Debt	2,884,570	0.53%	15,890,973	3.71%
Common Equity & Warrants	1,134,800	0.21%	886,668	0.21%
Total	$542,832,835	100.00%	$428,740,923	100.00%

	March 31, 2021			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior Secured Debt	$540,650,129	98.14%	157.07%	$410,811,503	95.57%	118.39%
Preferred Equity	5,633,293	1.02%	1.64%	118,004	0.03%	0.03%
Subordinated Debt	3,102,198	0.56%	0.90%	17,095,342	3.98%	4.93%
Common Equity & Warrants	1,546,539	0.28%	0.45%	1,826,297	0.42%	0.53%
Total	$550,932,159	100.00%	160.06%	$429,851,146	100.00%	123.88%

The composition of the Company's debt investments as of March 31, 2021 and September 30, 2020 by floating rates and fixed rates was as follows:

	March 31, 2021		September 30, 2020
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$498,472,214	91.67%	$384,443,597	89.84%
Fixed rate	45,280,113	8.33%	43,463,248	10.16%
Total	$543,752,327	100.00%	$427,906,845	100.00%

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

	March 31, 2021		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
United States	$466,701,886	85.98%	$375,446,261	87.56%
United Kingdom	30,607,204	5.64%	21,990,039	5.13%
Switzerland	12,701,431	2.34%	8,704,000	2.03%
Luxembourg	12,285,523	2.26%	9,852,421	2.30%
Australia	7,823,691	1.44%	5,910,300	1.38%
Iceland	5,481,778	1.01%	5,093,818	1.19%
Singapore	3,883,692	0.72%	—	—%
Chile	2,890,490	0.53%	—	—%
Canada	457,140	0.08%	1,744,084	0.41%
Total	$542,832,835	100.00%	$428,740,923	100.00%

	March 31, 2021			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$471,999,685	85.69%	137.13%	$375,200,713	87.29%	108.13%
United Kingdom	31,923,615	5.79%	9.27%	21,998,531	5.12%	6.34%
Luxembourg	12,962,229	2.35%	3.77%	10,249,177	2.38%	2.95%
Switzerland	12,812,000	2.33%	3.72%	10,189,120	2.37%	2.94%
Australia	7,996,230	1.45%	2.32%	5,134,200	1.19%	1.48%
Iceland	5,696,722	1.03%	1.66%	5,287,427	1.23%	1.52%
Singapore	4,085,000	0.74%	1.19%	—	—%	—%
Chile	3,000,644	0.54%	0.87%	—	—%	—%
Canada	456,034	0.08%	0.13%	1,791,978	0.42%	0.52%
Total	$550,932,159	100.00%	160.06%	$429,851,146	100.00%	123.88%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of March 31, 2021 and September 30, 2020 was as follows:

	March 31, 2021		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Application Software	$100,800,150	18.58%	$76,553,798	17.87%
Pharmaceuticals	33,671,065	6.20%	29,859,079	6.96%
Biotechnology	32,743,929	6.03%	23,331,266	5.44%
Data Processing & Outsourced Services	26,452,923	4.87%	10,716,366	2.50%
Industrial Machinery	22,098,176	4.07%	6,207,468	1.45%
Movies & Entertainment	20,276,448	3.74%	18,353,694	4.28%
Construction & Engineering	20,059,576	3.70%	574,355	0.13%
Personal Products	17,523,002	3.23%	20,478,516	4.78%
Health Care Services	16,164,751	2.98%	16,109,752	3.76%
Internet Services & Infrastructure	15,966,867	2.94%	15,097,795	3.52%
Specialized Finance	14,129,417	2.60%	700,307	0.16%
Insurance Brokers	13,482,966	2.48%	12,537,382	2.92%
Aerospace & Defense	12,713,737	2.34%	6,913,536	1.61%
Fertilizers & Agricultural Chemicals	12,449,936	2.29%	11,941,809	2.79%
Integrated Telecommunication Services	10,512,822	1.94%	16,838,972	3.93%
Health Care Technology	9,876,129	1.82%	16,385,138	3.82%
Oil & Gas Storage & Transportation	9,534,988	1.76%	9,865,135	2.30%
Diversified Support Services	9,247,557	1.70%	9,304,016	2.17%
Real Estate Operating Companies	8,943,013	1.65%	—	—%
Real Estate Services	8,745,303	1.61%	8,780,169	2.05%
Restaurants	8,073,335	1.49%	7,337,777	1.71%
Health Care Supplies	8,019,040	1.48%	7,913,491	1.85%
Independent Power Producers & Energy Traders	7,753,847	1.43%	7,931,626	1.85%
Oil & Gas Refining & Marketing	7,706,193	1.42%	7,740,677	1.81%
Airport Services	7,273,059	1.34%	7,296,513	1.70%
Electrical Components & Equipment	7,232,424	1.33%	—	—%
Leisure Products	7,170,833	1.32%	—	—%
Other Diversified Financial Services	5,789,499	1.07%	—	—%
IT Consulting & Other Services	5,656,142	1.04%	5,667,844	1.32%
Internet & Direct Marketing Retail	5,237,616	0.96%	5,237,942	1.22%
Communications Equipment	4,946,040	0.91%	—	—%
Leisure Facilities	4,342,478	0.80%	—	—%
Electric Utilities	4,174,543	0.77%	—	—%
Managed Health Care	3,926,846	0.72%	3,935,547	0.92%
Interactive Media & Services	3,883,692	0.72%	—	—%
Distributors	3,861,674	0.71%	8,460,606	1.97%
Property & Casualty Insurance	3,138,000	0.58%	1,074,144	0.25%
Thrifts & Mortgage Finance	2,998,684	0.55%	—	—%
Airlines	2,890,490	0.53%	—	—%
Metal & Glass Containers	2,714,492	0.50%	7,809,542	1.82%
Oil & Gas Exploration & Production	2,456,344	0.45%	—	—%
Research & Consulting Services	2,362,030	0.44%	—	—%
Systems Software	2,352,180	0.43%	11,289,391	2.63%
Coal & Consumable Fuels	1,980,000	0.36%	—	—%
Automotive Retail	1,916,741	0.35%	—	—%
Food Distributors	1,482,354	0.27%	—	—%
Electronic Components	1,373,039	0.25%	1,000,000	0.23%
Specialized REITs	1,359,000	0.25%	3,808,726	0.89%
Diversified Banks	1,129,465	0.21%	—	—%
Alternative Carriers	959,157	0.18%	2,535,867	0.59%
Construction Materials	791,575	0.15%	775,603	0.18%
Specialty Chemicals	716,095	0.13%	—	—%
Diversified Real Estate Activities	681,309	0.13%	7,527,061	1.76%
Housewares & Specialties	634,724	0.12%	—	—%
Food Retail	457,140	0.08%	456,711	0.11%
Publishing	—	—%	9,361,464	2.18%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2021		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Hotels, Resorts & Cruise Lines	$—	—%	$5,547,333	1.29%
Trading Companies & Distributors	—	—%	2,956,400	0.69%
Household Products	—	—%	1,287,373	0.30%
Health Care Facilities	—	—%	642,365	0.15%
Multi-Sector Holdings	—	—%	598,367	0.14%
Total	$542,832,835	100.00%	$428,740,923	100.00%

	March 31, 2021			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$101,987,204	18.51%	29.66%	$75,892,335	17.64%	21.86%
Pharmaceuticals	35,175,347	6.38%	10.22%	31,008,653	7.21%	8.94%
Biotechnology	33,599,722	6.10%	9.76%	25,519,659	5.94%	7.35%
Data Processing & Outsourced Services	26,601,799	4.83%	7.73%	10,516,243	2.45%	3.03%
Industrial Machinery	22,183,657	4.03%	6.44%	5,991,058	1.39%	1.73%
Movies & Entertainment	21,860,193	3.97%	6.35%	18,248,537	4.25%	5.26%
Construction & Engineering	20,093,704	3.65%	5.84%	563,518	0.13%	0.16%
Personal Products	17,453,494	3.17%	5.07%	20,195,156	4.70%	5.82%
Health Care Services	16,385,766	2.97%	4.76%	15,961,345	3.71%	4.60%
Internet Services & Infrastructure	15,846,730	2.88%	4.60%	14,525,897	3.38%	4.19%
Insurance Brokers	14,943,229	2.71%	4.34%	12,921,489	3.01%	3.72%
Specialized Finance	14,688,168	2.67%	4.27%	624,333	0.15%	0.18%
Fertilizers & Agricultural Chemicals	12,477,341	2.26%	3.63%	11,933,152	2.78%	3.44%
Aerospace & Defense	12,398,009	2.25%	3.60%	6,248,139	1.45%	1.80%
Integrated Telecommunication Services	10,937,816	1.99%	3.18%	17,275,586	4.02%	4.98%
Health Care Technology	9,883,184	1.79%	2.87%	16,501,777	3.84%	4.76%
Diversified Support Services	9,133,283	1.66%	2.65%	8,928,113	2.08%	2.57%
Real Estate Operating Companies	8,949,614	1.62%	2.60%	—	—%	—%
Real Estate Services	8,754,075	1.59%	2.54%	8,487,563	1.97%	2.45%
Oil & Gas Storage & Transportation	8,470,308	1.54%	2.46%	9,521,650	2.22%	2.74%
Restaurants	8,356,162	1.52%	2.43%	7,452,525	1.73%	2.15%
Health Care Supplies	8,099,012	1.47%	2.35%	7,904,581	1.84%	2.28%
Oil & Gas Refining & Marketing	7,800,715	1.42%	2.27%	7,461,127	1.74%	2.15%
Independent Power Producers & Energy Traders	7,714,292	1.40%	2.24%	7,691,438	1.79%	2.22%
Electrical Components & Equipment	7,232,170	1.31%	2.10%	—	—%	—%
Leisure Products	7,170,833	1.30%	2.08%	—	—%	—%
Airport Services	7,014,026	1.27%	2.04%	6,940,125	1.61%	2.00%
Other Diversified Financial Services	5,737,795	1.04%	1.67%	—	—%	—%
Internet & Direct Marketing Retail	5,722,270	1.04%	1.66%	5,416,825	1.26%	1.56%
IT Consulting & Other Services	5,636,477	1.02%	1.64%	5,386,505	1.25%	1.55%
Communications Equipment	5,008,490	0.91%	1.46%	—	—%	—%
Leisure Facilities	4,408,845	0.80%	1.28%	—	—%	—%
Interactive Media & Services	4,085,000	0.74%	1.19%	—	—%	—%
Electric Utilities	4,070,547	0.74%	1.18%	—	—%	—%
Managed Health Care	3,906,229	0.71%	1.13%	3,795,700	0.88%	1.09%
Distributors	3,902,767	0.71%	1.13%	8,395,483	1.95%	2.42%
Property & Casualty Insurance	3,200,368	0.58%	0.93%	1,075,755	0.25%	0.31%
Airlines	3,000,644	0.54%	0.87%	—	—%	—%
Thrifts & Mortgage Finance	2,996,227	0.54%	0.87%	—	—%	—%
Metal & Glass Containers	2,748,766	0.50%	0.80%	8,003,251	1.86%	2.31%
Oil & Gas Exploration & Production	2,503,102	0.45%	0.73%	—	—%	—%
Systems Software	2,423,100	0.44%	0.70%	11,202,269	2.61%	3.23%
Research & Consulting Services	2,409,990	0.44%	0.70%	—	—%	—%
Coal & Consumable Fuels	2,005,000	0.36%	0.58%	—	—%	—%
Automotive Retail	1,916,741	0.35%	0.56%	—	—%	—%
Food Distributors	1,519,179	0.28%	0.44%	—	—%	—%
Specialized REITs	1,470,832	0.27%	0.43%	3,990,162	0.93%	1.15%
Electronic Components	1,390,765	0.25%	0.40%	887,000	0.21%	0.26%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2021			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Diversified Banks	$1,138,285	0.21%	0.33%	$—	—%	—%
Alternative Carriers	1,004,832	0.18%	0.29%	2,567,841	0.60%	0.74%
Construction Materials	857,456	0.16%	0.25%	747,977	0.17%	0.22%
Diversified Real Estate Activities	829,967	0.15%	0.24%	8,294,535	1.93%	2.39%
Specialty Chemicals	737,905	0.13%	0.21%	—	—%	—%
Housewares & Specialties	634,693	0.12%	0.18%	—	—%	—%
Food Retail	456,034	0.08%	0.13%	466,555	0.11%	0.13%
Publishing	—	—%	—%	9,360,379	2.18%	2.70%
Hotels, Resorts & Cruise Lines	—	—%	—%	6,161,463	1.43%	1.78%
Trading Companies & Distributors	—	—%	—%	2,919,599	0.68%	0.84%
Household Products	—	—%	—%	1,325,423	0.31%	0.38%
Health Care Facilities	—	—%	—%	775,293	0.18%	0.22%
Multi-Sector Holdings	—	—%	—%	765,132	0.18%	0.22%
Total	$550,932,159	100.00%	160.06%	$429,851,146	100.00%	123.88%

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of March 31, 2021 on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$172,620,216	$368,029,913	$540,650,129
Subordinated debt	—	908,265	2,193,933	3,102,198
Common equity & warrants	211,712	—	1,334,827	1,546,539
Preferred equity	—	—	5,633,293	5,633,293
Total investments at fair value	$211,712	$173,528,481	$377,191,966	$550,932,159
Derivative assets	—	362,669	—	362,669
Total assets at fair value	$211,712	$173,891,150	$377,191,966	$551,294,828

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
The principal value of the Company's credit facilities approximates fair value due to their variable rates and are included in Level 3 of the hierarchy. The principal value of the secured borrowings payable approximates fair value due to its short-term nature and is included in Level 3 of the hierarchy.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in fair value from December 31, 2020 to March 31, 2021, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity & Warrants	Total
Fair value as of December 31, 2020	$269,051,243	$5,293,597	$119,107	$1,631,572	$276,095,519
Purchases	97,204,078	1,446,216	5,137,996	147,268	103,935,558
Sales and repayments	(1,885,153)	(4,587,230)	—	—	(6,472,383)
Capitalized PIK interest income	1,008,896	—	—	—	1,008,896
Accretion of OID	484,384	3,847	—	—	488,231
Net unrealized appreciation (depreciation)	2,166,465	(507,081)	376,190	(444,013)	1,591,561
Net realized gains (losses)	—	544,584	—	—	544,584
Fair value as of March 31, 2021	$368,029,913	$2,193,933	$5,633,293	$1,334,827	$377,191,966
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2021 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2021	$2,166,465	$(254,850)	$376,190	$(244,013)	$2,043,792

The following table provides a roll-forward in the changes in fair value from December 31, 2019 to March 31, 2020, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in fair value from September 30, 2020 to March 31, 2021, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity & Warrants	Total
Fair value as of September 30, 2020	$205,373,831	$10,164,710	$118,004	$1,826,297	$217,482,842
Purchases	175,919,576	1,446,216	5,137,996	147,268	182,651,056
Sales and repayments	(17,468,435)	(10,108,725)	—	—	(27,577,160)
Transfers out (a)	(2,563,127)	—	—	—	(2,563,127)
Capitalized PIK interest income	1,767,359	—	—	—	1,767,359
Accretion of OID	881,844	157,819	—	—	1,039,663
Net unrealized appreciation (depreciation)	4,105,026	(594,811)	377,293	(638,738)	3,248,770
Net realized gains (losses)	13,839	1,128,724	—	—	1,142,563
Fair value as of March 31, 2021	$368,029,913	$2,193,933	$5,633,293	$1,334,827	$377,191,966
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2021 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2021	$5,671,328	$(143,905)	$377,293	$(279,538)	$5,625,178
__________
(a) There were transfers out of Level 3 to Level 2 for certain investments during the six months ended March 31, 2021 as a result of a change in the number of market quotes available and/or a change in market liquidity.
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
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the six months ended March 31, 2020 as a result of a change in the number of market quotes available and/or a change in market liquidity.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of March 31, 2021:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$217,900,132	Market Yield	Market Yield	(b)	7.0%	-	28.0%	11.1%
	31,135,075	Transactions Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
	118,994,706	Broker Quotations	Broker Quoted Price	(d)	N/A	-	N/A	N/A
Subordinated debt	2,193,933	Market Yield	Market Yield	(b)	4.4%	-	15.0%	11.0%
Common equity & warrants & preferred equity	879,369	Enterprise Value	Revenue Multiple	(e)	1.0x	-	4.2x	1.6x
	5,430,352	Enterprise Value	EBITDA multiple	(e)	15.0x	-	17.0x	16.8x
	658,399	Transactions Precedent	Transaction Price	(c)	N/A	-	N/A	N/A
Total	$377,191,966
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

The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of September 30, 2020:

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
Note 4. Fee Income
For the three and six months ended March 31, 2021, the Company recorded total fee income of $833,122 and $2,104,005, respectively, of which $10,310 and $14,283, respectively, was recurring in nature. For the three and six months ended March 31, 2020, the Company recorded total fee income of $447,367 and $577,314, respectively, of which $15,495 and $32,108, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and exit fees.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three and six months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021	Three months ended March 31, 2020	Six months ended March 31, 2021	Six months ended March 31, 2020
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$9,465,766	$(35,783,222)	$20,167,589	$(30,504,795)
Weighted average common shares outstanding	17,401,121	8,489,301	17,401,121	8,399,091
Earnings (loss) per common share — basic and diluted	$0.54	$(4.22)	$1.16	$(3.63)

Changes in Net Assets
The following table presents the changes in net assets for the three and six months ended March 31, 2021:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2020	17,401,121	$17,401	$337,337,998	$9,646,368	$347,001,767
Net investment income	—	—	—	5,139,882	5,139,882
Net unrealized appreciation (depreciation)	—	—	—	5,185,354	5,185,354
Net realized gains (losses)	—	—	—	384,604	384,604
Provision for income tax (expense) benefit	—	—	—	(8,017)	(8,017)
Distributions to stockholders	—	—	—	(16,879,089)	(16,879,089)
Balance at December 31, 2020	17,401,121	$17,401	$337,337,998	$3,469,102	$340,824,501
Net investment income	—	—	—	5,923,604	5,923,604
Net unrealized appreciation (depreciation)	—	—	—	2,806,298	2,806,298
Net realized gains (losses)	—	—	—	741,081	741,081
Provision for income tax (expense) benefit	—	—	—	(5,217)	(5,217)
Distributions to stockholders	—	—	—	(6,090,393)	(6,090,393)
Balance at March 31, 2021	17,401,121	$17,401	$337,337,998	$6,844,475	$344,199,874

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in net assets for the three and six months ended March 31, 2020:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2019	8,309,861	$8,310	$168,819,173	$2,799,267	$171,626,750
Net investment income	—	—	—	1,897,085	1,897,085
Net unrealized appreciation (depreciation)	—	—	—	3,062,531	3,062,531
Net realized gains (losses)	—	—	—	324,057	324,057
Provision for income tax (expense) benefit	—	—	—	(5,246)	(5,246)
Distributions to stockholders	—	—	—	(5,069,014)	(5,069,014)
Balance at December 31, 2019	8,309,861	$8,310	$168,819,173	$3,008,680	$171,836,163
Net investment income	—	$—	$—	$4,320,142	$4,320,142
Net unrealized appreciation (depreciation)	—	—	—	(40,410,913)	(40,410,913)
Net realized gains (losses)	—	—	—	307,858	307,858
Provision for income tax (expense) benefit	—	—	—	(309)	(309)
Issuance of common stock	3,265,803	3,266	67,533,533	—	67,536,799
Distributions to stockholders	—	—	—	(2,576,058)	(2,576,058)
Balance at March 31, 2020	11,575,664	$11,576	$236,352,706	$(35,350,600)	$201,013,682

Capital Activity
As of March 31, 2021 and September 30, 2020, the Company completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.
The Company has the authority to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for the Company’s Common Stock through March 31, 2021:

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s annual taxable income. Net realized capital gains, if any, may be distributed to stockholders or retained for reinvestment.

The following table reflects the distributions per share that the Company has paid on its common stock during the six months ended March 31, 2021:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	December 15, 2020	December 31, 2020	$0.35	$6,090,393
Special	December 15, 2020	December 31, 2020	0.62	10,788,696
Quarterly	March 15, 2021	March 26, 2021	0.35	6,090,393
			$1.32	$22,969,482

The following table reflects the distributions per share that the Company has paid on its common stock during the six months ended March 31, 2020:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	November 7, 2019	November 21, 2019	$0.29	$2,409,859
Special	December 13, 2019	December 30, 2019	0.32	2,659,155
Quarterly	March 13, 2020	March 31, 2020	0.31	2,576,058
			$0.92	$7,645,072

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
As of March 31, 2021 and September 30, 2020, the Company had no borrowings outstanding under the CNB-1 Facility. The Company’s borrowings under the CNB-1 Facility bore interest at a weighted average interest rate of 3.46% for the six months ended March 31, 2020. For the three and six months ended March 31, 2020, the Company recorded interest expense (inclusive of fees) of $813,287 and $1,603,860, respectively, related to the CNB-1 Facility.
CNB-2 Facility
On June 9, 2020 (the “CNB-2 Closing Date”), the Company entered into a loan and security agreement, which was subsequently amended on March 31, 2021 (as amended, the “CNB-2 Loan Agreement”) between the Company, as borrower, and CNB, as lender. The CNB-2 Loan Agreement provides for a senior secured revolving credit facility (the “CNB-2 Facility”) of up to $60 million (the “CNB-2 Facility Maximum Commitment”) in aggregate principal amount, subject to the lesser of (i)

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the borrowing base, which is an amount determined by applying different rates to eligible assets held by the Company based generally on the value of such assets and (ii) the CNB-2 Facility Maximum Commitment. The maturity date of the CNB-2 Facility is June 9, 2023.
Borrowings under the CNB-2 Facility bear interest at a rate equal to LIBOR for the selected period (subject to a floor of 0.25%) plus 2.50%. There is a non-usage fee of 50 basis points per year on the unused portion of the CNB-2 Facility, payable annually, if on any anniversary of the CNB-2 Closing Date, the average daily utilization of the CNB-2 Facility is less than $25 million over the prior 365-day period.
The CNB-2 Facility is secured by a first priority security interest in substantially all of the Company’s assets, including its portfolio investments but excluding those investments held in OSI 2 SPV. The Company has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings of the Company, including under the CNB-2 Facility, are subject to the leverage restrictions contained in the Investment Company Act.
As of March 31, 2021 and September 30, 2020, the Company had $48.5 million and $5.0 million, respectively, outstanding under the CNB-2 Facility. For the six months ended March 31, 2021, the Company’s borrowings under the CNB-2 Facility bore interest at a weighted average interest rate of 3.18%. For the three and six months ended March 31, 2021, the Company recorded interest expense (inclusive of fees) of $362,997 and $538,258, respectively, related to the CNB-2 Facility.

Citibank Facility
On July 26, 2019 (the “Citibank Closing Date”), the Company and OSI 2 SPV, a wholly-owned and consolidated subsidiary of the Company, entered into a loan and security agreement, which was subsequently amended on September 20, 2019, July 2, 2020, December 31, 2020 and March 31, 2021 (as amended, the “Citibank Loan Agreement”) with the lenders from time to time party thereto and the other parties referenced below. Under the terms of the Citibank Loan Agreement, the Company serves as the collateral manager and seller and OSI 2 SPV serves as borrower with Citibank, N.A., as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent.
The Citibank Loan Agreement provides for a senior secured revolving credit facility (the “Citibank Facility”) of up to $250 million (the “Citibank Maximum Commitment”) in aggregate principal amount, subject to the lesser of (i) the borrowing base, which is an amount based on advance rates that vary depending on the class of assets and the value assigned to such assets under the Citibank Loan Agreement and (ii) the Citibank Maximum Commitment. The Citibank Facility has a forty-two (42) month reinvestment period (the “Reinvestment Period”) during which advances may be made and matures sixty-six (66) months from the Citibank Closing Date. Following the Reinvestment Period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the Citibank Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender under the Citibank Loan Agreement, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) the LIBOR for a three month maturity and (b) for all other lenders under the Citibank Facility, LIBOR, plus, in each case, an applicable spread. During the Reinvestment Period, the applicable spread is the greater of (i) a weighted average rate of (x) 1.65% per year for broadly syndicated loans and (y) 2.25% per year for all other eligible loans and (ii) 1.85%. After the Reinvestment Period, the applicable spread is 3.00% per year. There is also a non-usage fee of (i) 0.40% per year for the first six months following the Citibank Closing Date (the “Ramp-Up Period”) and (ii) 0.50% per year thereafter, in each case, on the unused portion of the Citibank Facility, payable quarterly; provided that if after the Ramp-Up Period the unused portion of the Citibank Facility is greater than 30% of the commitments under the Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the Citibank Facility.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2021 and September 30, 2020, the Company had $153.0 million and $100.0 million, respectively, outstanding under the Citibank Facility. The Company’s borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.37% and 3.57% for the six months ended March 31, 2021 and 2020, respectively. For the three and six months ended March 31, 2021, the Company recorded interest expense (inclusive of fees) of $936,954 and $1,639,649, respectively, related to the Citibank Facility. For the three and six months ended March 31, 2020, the Company recorded interest expense (inclusive of fees) of $818,689 and $1,383,309, respectively, related to the Citibank Facility.

Secured Borrowings

As of March 31, 2021, the Company had $10.0 million of secured borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 90 days of the trade date. There were no secured borrowings outstanding as of September 30, 2020. The Company recorded less than $0.1 million of interest expense in connection with secured borrowings for the three and six months ended March 31, 2021. The Company's secured borrowings bore interest at a weighted average rate of 3.24% for the six months ended March 31, 2021.

Note 7. Interest Income

As of each of March 31, 2021 and September 30, 2020, there was one investment on which the Company had stopped accruing cash and/or PIK interest and/or OID income. The percentages of the Company's debt investments at cost and fair value by accrual status as of March 31, 2021 were as follows:

	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$535,002,677	99.73%	$542,490,788	99.77%
Cash non-accrual (1)	1,447,077	0.27	1,261,539	0.23
Total	$536,449,754	100.00%	$543,752,327	100.00%
___________________
(1)Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

The percentages of the Company's debt investments at cost and fair value by accrual status as of September 30, 2020 were as follows:

	Cost	% of Debt Portfolio	Fair Value	% of Debt Portfolio
Accrual	$426,252,220	99.65%	$427,093,265	99.81%
Cash non-accrual (1)	1,491,750	0.35	813,580	0.19
Total	$427,743,970	100.00%	$427,906,845	100.00%
___________________
(1)Cash non-accrual status is inclusive of PIK and other non-cash income, where applicable.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Taxable/Distributable Income
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments and foreign currency, as gains and losses are not included in taxable income until they are realized, (2) organizational and deferred offering costs and (3) the capital gains incentive fee accrual.
Listed below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three and six months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021	Three months ended March 31, 2020	Six months ended March 31, 2021	Six months ended March 31, 2020
Net increase (decrease) in net assets resulting from operations	$9,465,766	$(35,783,222)	$20,167,589	$(30,504,795)
Net unrealized (appreciation) depreciation	(2,806,298)	40,410,913	(7,991,652)	37,348,382
Book/tax differences due to capital gains incentive fee	467,024	(1,104,890)	1,580,073	(427,572)
Book/tax difference due to organizational and deferred offering costs	(7,602)	(7,602)	(15,204)	(15,204)
Other book/tax differences	990,797	(21,991)	1,029,489	(16,745)
Taxable income (1)	$8,109,687	$3,493,208	$14,770,295	$6,384,066
__________________
(1)The Company's taxable income for the three and six months ended March 31, 2021 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2021. Therefore, the final taxable income may be different than the estimate.
For the three months ended March 31, 2021, the Company recognized a total provision for income tax expense of $5,217, which was comprised of a deferred income tax expense of $5,217 that resulted from unrealized appreciation on an investment held by a wholly-owned taxable subsidiary. For the six months ended March 31, 2021, the Company recognized a total provision for income tax expense of $13,234, which was comprised of a current income tax expense of $10,206 and a deferred income tax expense of $3,028 that resulted from unrealized appreciation on an investment held by a wholly-owned taxable subsidiary.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For purposes of calculating the Management Fee, the Gross Asset Value is determined by the Company’s board of directors (including any committee thereof). Until August 6, 2019, the Management Fee for each quarter was calculated based on the Company’s average Gross Asset Value at the end of each month during such calendar quarter (prior to taking into account any Incentive Fee); provided, that the Management Fee for the Company’s first calendar quarter was calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). Following August 6, 2019, the Management Fee for each quarter is calculated based on the Company’s average Gross Asset Value at the end of such quarter and at the end of the preceding quarter (in each case, prior to taking into account any Incentive Fee); provided, that the Management Fee for the calendar quarter in which the Company consummates a Qualified Listing will be calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). For the three and six months ended March 31, 2021, base management fees were $1,306,231 and $2,447,758, respectively. For the three and six months ended March 31, 2020, base management fees were $866,511 and $1,652,645, respectively.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The foregoing calculations will be appropriately prorated for any period of less than three months and adjusted for any issuances or repurchases of Common Stock during a quarter. For the three and six months ended March 31, 2021, Investment Income Incentive Fees were $1,658,531 and $3,221,763, respectively. For the three and six months ended March 31, 2020, Investment Income Incentive Fees were $803,813 and $853,728, respectively.
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
Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 20% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended March 31, 2021, the Company accrued Capital Gains Incentive Fees of $710,519 and $1,823,568, respectively. For the three and six months ended March 31, 2020, the Company reversed $1,104,890 and $427,572 of previously accrued Capital Gains Incentive Fee, respectively. As of March 31, 2021 and September 30, 2020, there was $3,014,216 and $1,455,076, respectively, of Capital Gains Incentive Fee accrued on a cumulative basis. As of March 31, 2021, $264,428 of Capital Gains Incentive Fees were paid cumulatively under the terms of the Investment Advisory Agreement.
As of March 31, 2021 and September 30, 2020, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amounts of $5,978,978 and $4,468,874, respectively, reflecting the unpaid portion of the Base Management Fee and Incentive Fees payable to the Adviser.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For the three months ended March 31, 2021, the Company incurred $138,911 of expenses under the Administration Agreement, of which $117,186 was included in administrator expense and the remaining $21,725 was included in general and administrative expenses on the Consolidated Statements of Operations. For the six months ended March 31, 2021, the Company incurred $249,074 of expenses under the Administration Agreement, of which $208,142 was included in administrator expense and the remaining $40,932 was included in general and administrative expenses on the Consolidated Statements of Operations. For the three months ended March 31, 2020, the Company incurred $150,594 of expenses under the Administration Agreement, of which $130,370 was included in administrator expense and the remaining $20,224 was included in general and administrative expenses on the Consolidated Statements of Operations. For the six months ended March 31, 2020, the Company incurred $284,258 of expenses under the Administration Agreement, of which $244,287 was included in administrator expense and the remaining $39,971 was included in general and administrative expenses on the Consolidated Statements of Operations. As of March 31, 2021 and September 30, 2020, $811,431 and $570,134, respectively, was included in “Due to affiliates” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Financial Highlights

	Three months ended March 31, 2021	Three months ended March 31, 2020	Six months ended March 31, 2021	Six months ended March 31, 2020
Net asset value at beginning of period	$19.59	$20.68	$19.94	$20.65
Net investment income (1)	0.34	0.51	0.64	0.74
Net unrealized appreciation (depreciation) (1)	0.16	(3.55)	0.46	(3.18)
Net realized gains (losses) (1)	0.04	0.04	0.06	0.08
Distributions of net investment income to stockholders	(0.35)	(0.31)	(0.92)	(0.92)
Distributions of capital gains to stockholders	—	—	(0.40)	—
Net asset value at end of period	$19.78	$17.37	$19.78	$17.37
Total return (2)	2.77%	(14.74)%	5.94%	(12.07)%
Common stock outstanding at beginning of period	17,401,121	8,309,861	17,401,121	8,309,861
Common stock outstanding at end of period	17,401,121	11,575,664	17,401,121	11,575,664
Net assets at beginning of period	$340,824,501	$171,836,163	$347,001,767	$171,626,750
Net assets at end of period	$344,199,874	$201,013,682	$344,199,874	$201,013,682
Average net assets (3)	$344,406,976	$157,342,426	$346,905,668	$164,877,772
Ratio of net investment income to average net assets (4)	1.72%	2.75%	3.19%	3.77%
Ratio of total expenses to average net assets (4)	1.61%	1.79%	3.15%	3.77%
Ratio of portfolio turnover to average investments at fair value (4)	8.02%	15.21%	24.38%	27.93%
Weighted average outstanding debt	$162,705,556	$170,241,758	$135,733,516	$144,732,240
Average debt per share (1)	$9.35	$20.05	$7.80	$17.23
Asset coverage ratio (5)	262.74%	234.01%	262.74%	234.01%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvestment price equal to the NAV per share at the beginning of the period. The total return has not been annualized.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Financial results for the three and six months ended March 31, 2021 and 2020 have not been annualized for purposes of this ratio.
(5)	Based on outstanding senior securities of $211.5 million and $150.0 million as of March 31, 2021 and 2020, respectively.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of March 31, 2021 and September 30, 2020, off-balance sheet arrangements consisted of $61,202,731 and $43,585,363, respectively, of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

	March 31, 2021	September 30, 2020
WPEngine, Inc.	$9,504,950	$9,504,950
Thrasio, LLC	6,583,906	—
Coty Inc.	6,352,000	—
Athenex, Inc.	6,242,124	8,322,832
Jazz Acquisition, Inc.	3,592,000	—
Gulf Operating, LLC	3,470,000	—
Assembled Brands Capital LLC	3,407,791	3,904,072
FFI Holdings I Corp	3,230,000	—
Latam Airlines Group S.A.	2,883,500	—
SumUp Holdings Luxembourg S.À.R.L.	2,163,577	—
MRI Software LLC	1,656,690	2,577,616
NeuAG, LLC	1,551,000	1,551,000
Corrona, LLC	1,448,833	1,894,500
Olaplex, Inc.	1,026,000	513,000
The Avery	1,024,569	—
Sunland Asphalt & Construction, LLC	1,016,349	—
Accupac, Inc.	856,511	856,511
Velocity Commercial Capital, LLC	785,842	—
Mindbody, Inc.	761,905	761,905
Ardonagh Midco 3 PLC	716,191	2,148,573
PRGX Global, Inc.	609,399	—
Telestream Holdings Corporation	501,000	—
Acquia Inc.	431,113	468,601
109 Montgomery Owner LLC	303,236	—
Thermacell Repellents, Inc.	291,667	—
Digital.AI Software Holdings, Inc.	284,032	—
Apptio, Inc.	276,923	461,538
Immucor, Inc.	197,694	197,694
OEConnection LLC	33,929	560,336
NuStar Logistics, L.P.	—	7,054,000
A.T. Holdings II SÀRL	—	2,720,000
iCIMs, Inc.	—	88,235
	$61,202,731	$43,585,363

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement ("ISDA Master Agreement") with its derivative counterparty, The Bank of New York Mellon. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of March 31, 2021, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's forward currency contracts.
Net unrealized gains or losses on foreign currency contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on forward currency contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Forward currency contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2021.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$13,160,344	€10,900,857	5/13/2021	$337,422	$—	Derivative asset
Foreign currency forward contract	$15,089,281	£10,916,906	5/13/2021	$25,247	$—	Derivative asset
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2020.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,662,097	€6,026,830	11/12/2020	$—	$411,465	Derivative liability
Foreign currency forward contract	$9,893,413	£7,833,885	11/12/2020	$—	$236,424	Derivative liability

Note 14. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three and six months ended March 31, 2021, except as discussed below.

Distribution Declaration
On May 7, 2021, the Company's Board of Directors approved a quarterly distribution of $0.40 per share, payable in cash on June 30, 2021 to the Company's stockholders of record as of the close of business on June 15, 2021.

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
In the current market environment, Oaktree intends to focus on the following areas, in which Oaktree believes there is less competition and thus potential for greater returns, for our new investment opportunities: (1) situational lending, which we define to include directly originated loans to non-sponsor companies that are hard to understand and value using traditional underwriting techniques, (2) select sponsor lending, which we define to include financing to support leveraged buyouts of companies with specialized sponsors that have expertise in certain industries, and (3) stressed sector and rescue lending, which we define to include opportunistic private loans in industries experiencing stress or limited access to capital.
We conducted private offerings (each, a “Private Offering”) of shares of our common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each Closing of a Private Offering, each investor participating in that closing made a capital commitment (each, a “Capital Commitment") to purchase our Common Stock pursuant to a subscription agreement entered into with us in connection with its Capital Commitment (“Subscription Agreement”). Investors were required to fund drawdowns to purchase our Common Stock up to the amount of their respective Capital Commitments on an as-needed basis with a minimum of ten calendar days' prior notice (excluding the initial drawdown for each investor). The initial closing of a Private Offering occurred on August 6, 2018 (the “Initial Closing”). We commenced our loan origination and investment activities shortly after our initial capital drawdown from our non-affiliated investors (the "Initial Drawdown"). The proceeds from the Initial Drawdown provided us with the necessary seed capital to commence operations. As of March 31, 2021, we completed drawdowns of $337,558,996 of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser. As of March 31, 2021, we held $550,932,159 of investments at fair value, up from $429,851,146 held at September 30, 2020, primarily driven by new investment purchases and unrealized appreciation on our investment portfolio during the six months ended March 31, 2021.
Business Environment and Developments
The rapid spread of COVID-19 in early 2020 led to disruptions in the U.S. and global financial markets. While several countries, including the U.S., have eased certain travel restrictions, business closures and social distancing measures, the U.S. and global economy continues to experience economic uncertainty, particularly due to recurring COVID-19 outbreaks and delays in vaccine rollout. This uncertainty can lead to further restrictions or lockdowns and ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures, and equity purchase price multiples.
We are unable to predict the full effects of the COVID-19 pandemic or how long any further outbreaks, market disruptions or volatility might last at this time. We continue to closely monitor the impact that the COVID-19 pandemic has had on our business, industry and portfolio companies, which we believe may help us identify vulnerabilities and allow us to address potential problems early and provide constructive solutions if necessary.
Despite the challenges brought forth by the COVID-19 pandemic, we believe attractive risk-adjusted returns can be achieved by making loans to companies in the middle market. Given the breadth of the investment platform of Oaktree and its affiliates, we believe that we have the resources and experience to source, diligence and structure investments in these companies and are well placed to generate attractive returns for investors.
As of March 31, 2021, 91.7% of our debt investment portfolio (at fair value) and 91.8% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the London Interbank Offered Rate ("LIBOR"), and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased beginning in March 2020. A prolonged reduction in interest rates will result in a decrease in our total investment income and could result in a decrease in our net investment income to the extent the decreases are not offset by an increase in the spread on our floating rate investments, a decrease in our interest expense or a reduction of our incentive fee on income. In July 2017, the head of the United Kingdom Financial Conduct Authority (the "FCA") announced the desire to phase out the use of LIBOR by the end of 2021. On March 5, 2021, the ICE Benchmark Administration, which is appointed by the FCA as the administrator of LIBOR, announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the 1-week and 2-month U.S. dollar LIBOR settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase-out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.
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
With the exception of the line items entitled "deferred financing costs," "other assets," "deferred tax liability," "secured borrowings" and "credit facilities payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "interest receivable," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fees payable," "due to affiliates," "interest payable," and "payables from unsettled transactions" approximate fair value due to their short maturities.
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
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-

accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of March 31, 2021, there was one investment on which we had stopped accruing cash interest and/or PIK interest and/or OID income.
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
For our secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the counterparty is recorded within interest expense in the Consolidated Statements of Operations.
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

Portfolio Composition
As of March 31, 2021, the fair value of our investment portfolio was $550.9 million and was comprised of investments in 106 portfolio companies. As of September 30, 2020, the fair value of our investment portfolio was $429.9 million and was comprised of investments in 88 portfolio companies.
As of March 31, 2021 and September 30, 2020, our investment portfolio consisted of the following:

	March 31, 2021	September 30, 2020
Cost:
Senior Secured Debt	98.29%	96.05%
Preferred Equity	0.97%	0.03%
Subordinated Debt	0.53%	3.71%
Common Equity & Warrants	0.21%	0.21%
Total	100.00%	100.00%

	March 31, 2021	September 30, 2020
Fair Value:
Senior Secured Debt	98.14%	95.57%
Preferred Equity	1.02%	0.03%
Subordinated Debt	0.56%	3.98%
Common Equity & Warrants	0.28%	0.42%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	March 31, 2021	September 30, 2020
Fair Value:
Application Software	18.51%	17.64%
Pharmaceuticals	6.38%	7.21%
Biotechnology	6.10%	5.94%
Data Processing & Outsourced Services	4.83%	2.45%
Industrial Machinery	4.03%	1.39%
Movies & Entertainment	3.97%	4.25%
Construction & Engineering	3.65%	0.13%
Personal Products	3.17%	4.70%
Health Care Services	2.97%	3.71%
Internet Services & Infrastructure	2.88%	3.38%
Insurance Brokers	2.71%	3.01%
Specialized Finance	2.67%	0.15%
Fertilizers & Agricultural Chemicals	2.26%	2.78%
Aerospace & Defense	2.25%	1.45%
Integrated Telecommunication Services	1.99%	4.02%
Health Care Technology	1.79%	3.84%
Diversified Support Services	1.66%	2.08%
Real Estate Operating Companies	1.62%	—%
Real Estate Services	1.59%	1.97%
Oil & Gas Storage & Transportation	1.54%	2.22%
Restaurants	1.52%	1.73%
Health Care Supplies	1.47%	1.84%
Oil & Gas Refining & Marketing	1.42%	1.74%
Independent Power Producers & Energy Traders	1.40%	1.79%
Electrical Components & Equipment	1.31%	—%
Leisure Products	1.30%	—%
Airport Services	1.27%	1.61%
Other Diversified Financial Services	1.04%	—%
Internet & Direct Marketing Retail	1.04%	1.26%
IT Consulting & Other Services	1.02%	1.25%
Communications Equipment	0.91%	—%
Leisure Facilities	0.80%	—%
Interactive Media & Services	0.74%	—%
Electric Utilities	0.74%	—%
Managed Health Care	0.71%	0.88%
Distributors	0.71%	1.95%
Property & Casualty Insurance	0.58%	0.25%
Airlines	0.54%	—%
Thrifts & Mortgage Finance	0.54%	—%
Metal & Glass Containers	0.50%	1.86%
Oil & Gas Exploration & Production	0.45%	—%
Systems Software	0.44%	2.61%
Research & Consulting Services	0.44%	—%
Coal & Consumable Fuels	0.36%	—%
Automotive Retail	0.35%	—%
Food Distributors	0.28%	—%
Specialized REITs	0.27%	0.93%
Electronic Components	0.25%	0.21%
Diversified Banks	0.21%	—%
Alternative Carriers	0.18%	0.60%
Construction Materials	0.16%	0.17%
Diversified Real Estate Activities	0.15%	1.93%
Specialty Chemicals	0.13%	—%
Housewares & Specialties	0.12%	—%
Food Retail	0.08%	0.11%
Publishing	—%	2.18%
Hotels, Resorts & Cruise Lines	—%	1.43%
Trading Companies & Distributors	—%	0.68%
Household Products	—%	0.31%
Health Care Facilities	—%	0.18%
Multi-Sector Holdings	—%	0.18%
Total	100.00%	100.00%

The table below describes investments by geographic composition at fair value as a percentage of total investments:

	March 31, 2021	September 30, 2020
Fair Value:
United States	85.69%	87.29%
United Kingdom	5.79%	5.12%
Luxembourg	2.35%	2.38%
Switzerland	2.33%	2.37%
Australia	1.45%	1.19%
Iceland	1.03%	1.23%
Singapore	0.74%	—%
Chile	0.54%	—%
Canada	0.08%	0.42%
Total	100.00%	100.00%

See the Schedule of Investments as of March 31, 2021 and September 30, 2020 in our consolidated financial statements in Part I, Item 1, of this Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of the three and six months ended March 31, 2021 and March 31, 2020
Investment Income
Total investment income for the three months ended March 31, 2021 was $11,472,070 and consisted of $10,638,948 of interest income primarily from portfolio investments (including $1,059,795 of PIK interest income) and $833,122 of fee income. Total investment income for the three months ended March 31, 2020 was $7,136,328 and consisted of $6,688,961 of interest income primarily from portfolio investments (including $374,393 of PIK interest income) and $447,367 of fee income. The increase in total investment income was primarily due to an increase in the size of our investment portfolio and higher prepayments fees earned on exited investments as compared to the prior year comparative quarter.
Total investment income for the six months ended March 31, 2021 was $21,975,062 and consisted of $19,871,057 of interest income primarily from portfolio investments (including $1,896,553 of PIK interest income) and $2,104,005 of fee income. Total investment income for the six months ended March 31, 2020 was $12,430,906 and consisted of $11,853,592 of interest income primarily from portfolio investments (including $525,625 of PIK interest income) and $577,314 of fee income. The increase in total investment income was primarily due to an increase in the size of our investment portfolio and higher prepayments fees earned on exited investments as compared to the prior year comparative period. Based on fair value as of March 31, 2021, the weighted average yield on our debt investments was 8.1%, compared to 6.6% as of March 31, 2020.

Expenses
Total expenses for the three months ended March 31, 2021 and March 31, 2020 were $5,548,466 and $2,816,186, respectively. The increase in total expenses was primarily due to (1) an increase in the size of our investment portfolio as compared to the prior year comparative quarter, which drove a $439,720 increase in base management fees, (2) an increase in total investment income which resulted in a $854,718 increase in investment income incentive fees and (3) unrealized appreciation which resulted in a $1,815,409 increase in accrued capital gains incentive fees, and was partially offset by a $292,684 decrease in interest expense, which was primarily driven by decreases in LIBOR.
Total expenses for the six months ended March 31, 2021 and March 31, 2020 were $10,911,576 and $6,213,679, respectively. The increase in total expenses was primarily due to (1) an increase in the size of our investment portfolio as compared to the prior year comparative period, which drove a $795,113 increase in base management fees, (2) an increase in total investment income which resulted in a $2,368,035 increase in investment income incentive fees and (3) unrealized appreciation which resulted in a $2,251,140 increase in accrued capital gains incentive fees, and was partially offset by a $769,921 decrease in interest expense, which was primarily driven by decreases in LIBOR.

	Three months ended March 31, 2021	Three months ended March 31, 2020	Six months ended March 31, 2021	Six months ended March 31, 2020
Expenses:
Base management fee	$1,306,231	$866,511	$2,447,758	$1,652,645
Investment income incentive fee	1,658,531	803,813	3,221,763	853,728
Capital gains incentive fee	710,519	(1,104,890)	1,823,568	(427,572)
Professional fees	196,033	253,793	483,762	421,776
Directors fees	38,750	38,750	77,500	77,637
Interest expense	1,339,292	1,631,976	2,217,248	2,987,169
Administrator expense	117,186	130,370	208,142	244,287
General and administrative expenses	181,924	195,863	431,835	404,009
Total expenses	$5,548,466	$2,816,186	$10,911,576	$6,213,679
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation was $2,806,298 for the three months ended March 31, 2021, primarily driven by unrealized appreciation across various investments in the portfolio and foreign currency forward contracts. Net unrealized depreciation was $40,410,913 for the three months ended March 31, 2020, largely due to increased market volatility and wider credit spreads resulting from the onset of the COVID-19 pandemic in March 2020 and the direct impact of the COVID-19 pandemic on certain of our portfolio companies.
Net unrealized appreciation was $7,991,652 for the six months ended March 31, 2021, primarily driven by unrealized appreciation across various investments in the portfolio and foreign currency forward contracts. Net unrealized depreciation was $37,348,382 for the six months ended March 31, 2020, largely due to increased market volatility and wider credit spreads resulting from the onset of the COVID-19 pandemic in March 2020 and the direct impact of the COVID-19 pandemic on certain of our portfolio companies.
Net Realized Gains (Losses)
Net realized gains were $741,081 and $307,858 for the three months ended March 31, 2021 and 2020, respectively, primarily driven by realized gains resulting from exits of various investments in the portfolio. For the three months ended March 31, 2021, net realized gains were partially offset by realized losses on foreign currency forward contracts. Net realized gains were $1,125,685 and $631,915 for the six months ended March 31, 2021 and 2020, respectively, primarily driven by realized gains resulting from exits of various investments in the portfolio. For the six months ended March 31, 2021, net realized gains were partially offset by realized losses on foreign currency forward contracts.
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
For the six months ended March 31, 2021, we experienced a net decrease in cash and cash equivalents and restricted cash of $19,294,645. During that period, $101,945,340 of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by cash proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $82,824,238, primarily consisting of $96,500,000 of net borrowings under our credit facilities and $10,000,000 of proceeds from secured borrowings, partially offset by distributions to stockholders of $22,969,482 and financings costs paid of $706,280.
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
As of March 31, 2021, we had $11,721,441 of cash and cash equivalents (including $3,748,145 of restricted cash), portfolio investments (at fair value) of $550,932,159, $2,264,999 of interest receivable, $201,500,000 of borrowings outstanding under our credit facilities, $10,000,000 of secured borrowings, $3,860,794 of net payables from unsettled transactions and unfunded commitments of $61,202,731.
As of September 30, 2020, we had $31,016,086 of cash and cash equivalents (including $2,273,803 of restricted cash), portfolio investments (at fair value) of $429,851,146, $1,485,133 of interest receivable, $105,000,000 of borrowings outstanding under our credit facilities, $5,480,988 of net payables from unsettled transactions and unfunded commitments of $43,585,363.
Equity Activity
As of March 31, 2021, we completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.
We have the authority under our organizational documents to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for our Common Stock through March 31, 2021:

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

Leverage
On July 9, 2018, our sole stockholder approved our becoming subject to a minimum asset coverage ratio of 150% as set forth in Section 61(a)(2) of the Investment Company Act. As a result of this approval, we are permitted to borrow amounts so long as our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2021, our asset coverage ratio, as defined in the Investment Company Act, was 262.7%, and senior securities outstanding were $211.5 million.
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
As of March 31, 2021 and September 30, 2020, we had no borrowings outstanding under the CNB-1 Facility. Our borrowings under the CNB-1 Facility bore interest at a weighted average interest rate of 3.46% for the six months ended March 31, 2020. For the three and six months ended March 31, 2020, we recorded interest expense (inclusive of fees) of $813,287 and $1,603,860, respectively, related to the CNB-1 Facility.
CNB-2 Facility
On June 9, 2020 (the “CNB-2 Closing Date”), we entered into a loan and security agreement, which was subsequently amended on March 31, 2021 (as amended, the “CNB-2 Loan Agreement”) between us, as borrower, and CNB, as lender. The CNB-2 Loan Agreement provides for a senior secured revolving credit facility (the “CNB-2 Facility”) of up to $60 million (the “CNB-2 Facility Maximum Commitment”) in aggregate principal amount, subject to the lesser of (i) the borrowing base, which is an amount determined by applying different rates to eligible assets held by the Company based generally on the value of such assets and (ii) the CNB-2 Facility Maximum Commitment. The maturity date of the CNB-2 Facility is June 9, 2023.
Borrowings under the CNB-2 Facility bear interest at a rate equal to LIBOR for the selected period (subject to a floor of 0.25%) plus 2.50%. There is a non-usage fee of 50 basis points per year on the unused portion of the CNB-2 Facility, payable annually, if on any anniversary of the CNB-2 Closing Date, the average daily utilization of the CNB-2 Facility is less than $25 million over the prior 365-day period.
The CNB-2 Facility is secured by a first priority security interest in substantially all of our assets, including our portfolio investments but excluding those investments held in OSI 2 SPV (defined below). We have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. Our borrowings, including under the CNB-2 Facility, are subject to the leverage restrictions contained in the Investment Company Act.

As of March 31, 2021 and September 30, 2020, we had $48.5 million and $5.0 million, respectively, outstanding under the CNB-2 Facility. For the six months ended March 31, 2021, our borrowings under the CNB-2 Facility bore interest at a weighted average interest rate of 3.18%. For the three and six months ended March 31, 2021, we recorded interest expense (inclusive of fees) of $362,997 and $538,258, respectively, related to the CNB-2 Facility.
Citibank Facility
On July 26, 2019 (the "Citibank Closing Date"), we and OSI 2 Senior Lending SPV, LLC ("OSI 2 SPV"), a wholly-owned and consolidated subsidiary of us, entered into a loan and security agreement, which was subsequently amended on September 20, 2019, July 2, 2020, December 31, 2020 and March 31, 2021 (as amended, the "Citibank Loan Agreement"), with the lenders from time to time party thereto and the other parties referenced below. Under the terms of the Citibank Loan Agreement, we serve as the collateral manager and seller and OSI 2 SPV serves as borrower with Citibank, N.A., as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent.
The Citibank Loan Agreement provides for a senior secured revolving credit facility (the "Citibank Facility"), of up to $250 million (the "Citibank Maximum Commitment"), in aggregate principal amount, subject to the lesser of (i) the borrowing base, which is an amount based on advance rates that vary depending on the class of assets and the value assigned to such assets under the Citibank Loan Agreement and (ii) the Citibank Maximum Commitment. The Citibank Facility has a forty-two (42) month reinvestment period (the "Reinvestment Period"), during which advances may be made; and matures sixty-six (66) months from the Citibank Closing Date. Following the Reinvestment Period, OSI 2 SPV will be required to make certain mandatory amortization payments. Borrowings under the Citibank Facility bear interest payable quarterly at a rate per year equal to (a) in the case of a lender that is identified as a conduit lender under the Loan Agreement, the lesser of (i) the applicable commercial paper rate for such conduit lender and (ii) the LIBOR for a three month maturity and (b) for all other lenders under the Citibank Facility, LIBOR, plus, in each case, an applicable spread. During the Reinvestment Period, the applicable spread is the greater of (i) a weighted average rate of (x) 1.65% per year for broadly syndicated loans and (y) 2.25% per year for all other eligible loans and (ii) 1.85%. After the Reinvestment Period, the applicable spread is 3.00% per year. There is also a non-usage fee of (i) 0.40% per year for the first six months following the Citibank Closing Date (the "Ramp-Up Period"), and (ii) 0.50% per year thereafter, in each case, on the unused portion of the Citibank Facility, payable quarterly; provided that if after the Ramp-Up Period the unused portion of the Citibank Facility is greater than 30% of the commitments under the Citibank Facility, the non-usage fee will be based on an unused portion of 30% of the commitments under the Citibank Facility.
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
As of March 31, 2021 and September 30, 2020, we had $153.0 million and $100.0 million, respectively, outstanding under the Citibank Facility. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.37% and 3.57% for the six months ended March 31, 2021 and 2020, respectively. For the three and six months ended March 31, 2021, we recorded interest expense (inclusive of fees) of $936,954 and $1,639,649, respectively, related to the Citibank Facility. For the three and six months ended March 31, 2020, the Company recorded interest expense (inclusive of fees) of $818,689 and $1,383,309, respectively, related to the Citibank Facility.
Secured Borrowings
As of March 31, 2021, we had $10.0 million of secured borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 90 days of the trade date. There were no secured borrowings outstanding as of September 30, 2020. We recorded less than $0.1 million of interest expense in connection with secured borrowings for the three and six months ended March 31, 2021. Our secured borrowings bore interest at a weighted average rate of 3.24% for the six months ended March 31, 2021.

Contractual Obligations

	Debt Outstanding as of September 30, 2020	Debt Outstanding as of March 31, 2021	Weighted average debt outstanding for the six months ended March 31, 2021	Maximum debt outstanding for the six months ended March 31, 2021
Citibank Facility	$100,000,000	$153,000,000	$111,950,549	$153,000,000
CNB-2 Facility	5,000,000	48,500,000	22,464,286	48,500,000
Secured Borrowings	—	10,000,000	1,318,681	10,000,000
Total debt	$105,000,000	$211,500,000	$135,733,516

	Payments due by period as of March 31, 2021
	Total	< 1 year	1-3 years	3-5 years
CNB-2 Facility	$48,500,000	$—	$48,500,000	$—
Interest due on CNB-2 Facility	2,923,288	1,333,750	1,589,538	—
Citibank Facility	153,000,000	—	—	153,000,000
Interest due on Citibank Facility	12,787,861	3,341,138	6,682,275	2,764,448
Secured borrowings	10,000,000	10,000,000	—	—
Interest due on secured borrowings	58,955	58,955	—	—
Total	$227,270,104	$14,733,843	$56,771,813	$155,764,448

Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As indicated in the table below, as of March 31, 2021 and September 30, 2020, off-balance sheet arrangements consisted of $61,202,731 and $43,585,363, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

	March 31, 2021	September 30, 2020
WPEngine, Inc.	$9,504,950	$9,504,950
Thrasio, LLC	6,583,906	—
Coty Inc.	6,352,000	—
Athenex, Inc.	6,242,124	8,322,832
Jazz Acquisition, Inc.	3,592,000	—
Gulf Operating, LLC	3,470,000	—
Assembled Brands Capital LLC	3,407,791	3,904,072
FFI Holdings I Corp	3,230,000	—
Latam Airlines Group S.A.	2,883,500	—
SumUp Holdings Luxembourg S.À.R.L.	2,163,577	—
MRI Software LLC	1,656,690	2,577,616
NeuAG, LLC	1,551,000	1,551,000
Corrona, LLC	1,448,833	1,894,500
Olaplex, Inc.	1,026,000	513,000
The Avery	1,024,569	—
Sunland Asphalt & Construction, LLC	1,016,349	—
Accupac, Inc.	856,511	856,511
Velocity Commercial Capital, LLC	785,842	—
Mindbody, Inc.	761,905	761,905
Ardonagh Midco 3 PLC	716,191	2,148,573
PRGX Global, Inc.	609,399	—
Telestream Holdings Corporation	501,000	—
Acquia Inc.	431,113	468,601
109 Montgomery Owner LLC	303,236	—
Thermacell Repellents, Inc.	291,667	—
Digital.AI Software Holdings, Inc.	284,032	—
Apptio, Inc.	276,923	461,538
Immucor, Inc.	197,694	197,694
OEConnection LLC	33,929	560,336
NuStar Logistics, L.P.	—	7,054,000
A.T. Holdings II SÀRL	—	2,720,000
iCIMs, Inc.	—	88,235
	$61,202,731	$43,585,363
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

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2020	67.8%	7.5%

The following table reflects the distributions per share that we have paid on our common stock during the six months ended March 31, 2021:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	December 15, 2020	December 31, 2020	$0.35	$6,090,393
Special	December 15, 2020	December 31, 2020	0.62	10,788,696
Quarterly	March 15, 2021	March 26, 2021	0.35	6,090,393
			$1.32	$22,969,482

The following table reflects the distributions per share that the Company has paid on its common stock during the six months ended March 31, 2020:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	November 7, 2019	November 21, 2019	$0.29	$2,409,859
Special	December 13, 2019	December 30, 2019	0.32	2,659,155
Quarterly	March 13, 2020	March 31, 2020	0.31	2,576,058
			$0.92	$7,645,072
Related Party Transactions
We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator, an affiliate of the Adviser. The Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and is a subsidiary of Oaktree Capital Group, LLC.

Recent Developments
Distribution Declaration
On May 7, 2021, our Board of Directors approved a quarterly distribution of $0.40 per share, payable in cash on June 30, 2021 to our stockholders of record as of the close of business on June 15, 2021.

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
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management procedures are designed to identify and analyze our risk, to set appropriate policies and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent our debt investments include floating interest rates.
As of March 31, 2021, 91.7% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of March 31, 2021 and September 30, 2020 was as follows:

	March 31, 2021		September 30, 2020
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$109,291,932	21.93%	$157,901,514	41.07%
>0% and <1%	79,101,897	15.87	22,669,112	5.90
1%	290,917,276	58.36	186,952,230	48.63
>1%	19,161,109	3.84	16,920,741	4.40
Total	$498,472,214	100.00%	$384,443,597	100.00%

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2021, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
250	$9,448,091	$(5,037,500)	$4,410,591
200	6,977,092	(4,030,000)	2,947,092
150	4,542,537	(3,022,500)	1,520,037
100	2,152,155	(2,015,000)	137,155
50	785,554	(938,873)	(153,319)

The net effect of any decrease in interest rates is limited and would not be of significance due to interest rate floors on investments and borrowings outstanding.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for all floating rate loans is indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of March 31, 2021 and September 30, 2020:

	March 31, 2021		September 30, 2020
	Debt Investments	Borrowings	Debt Investments	Borrowings
Prime rate	$7,043,727	$—	$1,097,727	$—
LIBOR:
30 day	215,589,506	48,500,000	236,868,831	5,000,000
60 day	5,918,770	—	884,313	—
90 day	175,623,135	153,000,000	101,322,531	100,000,000
180 day	57,726,520	—	40,118,326	—
360 day	14,068,935	—	1,243,477	—
EURIBOR:
30 day	6,049,269	—	6,035,630	—
90 day	8,015,546	—	—	—
180 day	1,223,322	—	1,206,572	—
UK LIBOR:
30 day	4,311,563	—	—	—
180 day	13,636,151	—	10,440,873	—
Fixed rate	43,410,312	10,000,000	41,127,259	—
Total	$552,616,756	$211,500,000	$440,345,539	$105,000,000

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes during the three and six months ended March 31, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2020.
Our investments may include “covenant-lite” loans, which may give us fewer rights and subject us to greater risk of loss than loans with financial maintenance covenants.
Although the loans in which we expect to invest will generally have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance, we do invest to a lesser extent in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition or operating results. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1	Fourth Amendment to Loan and Security Agreement, dated as of March 31, 2021, by and among Oaktree Strategic Income II, Inc., OSI 2 Senior Lending SPV, LLC, and Citibank, N.A. **
10.2	First Amendment to Loan and Security Agreement, dated as of March 31, 2021, by and between Oaktree Strategic Income II, Inc. and City National Bank. **
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
**	Incorporated by reference to the Form 8-K filed by the Company on April 6, 2021 (File No. 814-01281).

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
Date: May 12, 2021