Form 10-Q
period 2021-06-30
Oaktree Strategic Income II, Inc.
filed 2021-08-12
CIK 1744179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2021
Common stock, $0.001 par value	17,401,121

OAKTREE STRATEGIC INCOME II, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Assets and Liabilities

	June 30, 2021 (unaudited)	September 30, 2020
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost June 30, 2021: $535,334,187; cost September 30, 2020: $428,740,923)	$542,933,998	$429,851,146
Cash and cash equivalents	21,066,269	28,742,283
Restricted cash	2,698,855	2,273,803
Interest receivable	2,637,867	1,485,133
Receivables from unsettled transactions	3,497,995	1,113,367
Deferred financing costs	2,091,605	1,669,903
Derivative asset at fair value	756,797	—
Other assets	190,173	504,847
Total assets	$575,873,559	$465,640,482
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$410,407	$771,862
Base management fee and incentive fees payable	6,658,511	4,468,874
Due to affiliates	934,937	570,134
Interest payable	1,142,564	581,762
Payables from unsettled transactions	7,373,035	6,594,355
Derivative liability at fair value	—	647,889
Deferred tax liability	108,545	3,839
Secured borrowings	10,000,000	—
Credit facilities payable	203,000,000	105,000,000
Total liabilities	229,627,999	118,638,715
Commitments and contingencies (Note 12)
Net assets:
Common stock, $0.001 par value per share, 250,000,000 shares authorized; 17,401,121 shares issued and outstanding at June 30, 2021 and September 30, 2020	17,401	17,401
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized; none issued and outstanding at June 30, 2021 and September 30, 2020	—	—
Additional paid-in-capital	337,337,998	337,337,998
Accumulated distributable earnings (loss)	8,890,161	9,646,368
Total net assets (equivalent to $19.90 and $19.94 per common share at June 30, 2021 and September 30, 2020, respectively) (Note 11)	346,245,560	347,001,767
Total liabilities and net assets	$575,873,559	$465,640,482
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months ended June 30, 2021	Three months ended June 30, 2020	Nine months ended June 30, 2021	Nine months ended June 30, 2020
Interest income:
Non-control/Non-affiliate investments	$11,410,618	$7,076,789	$29,385,238	$18,353,788
Interest on cash and cash equivalents	(17)	2,584	(133)	53,552
Total interest income	11,410,601	7,079,373	29,385,105	18,407,340
PIK interest income:
Non-control/Non-affiliate investments	1,063,850	493,661	2,960,403	1,019,286
Total PIK interest income	1,063,850	493,661	2,960,403	1,019,286
Fee income:
Non-control/Non-affiliate investments	1,927,862	534,247	4,031,867	1,111,561
Total fee income	1,927,862	534,247	4,031,867	1,111,561
Total investment income	14,402,313	8,107,281	36,377,375	20,538,187
Expenses:
Base management fee	1,398,118	974,234	3,845,876	2,626,879
Investment income incentive fee	2,149,705	1,150,807	5,371,468	2,004,535
Capital gains incentive fee	96,473	—	1,920,041	(427,572)
Professional fees	257,669	218,178	741,431	639,954
Director fees	38,750	38,750	116,250	116,387
Interest expense	1,630,614	797,125	3,847,862	3,784,294
Administrator expense	105,792	132,370	313,934	376,657
General and administrative expenses	212,813	192,590	644,648	596,599
Total expenses	5,889,934	3,504,054	16,801,510	9,717,733
Net investment income	8,512,379	4,603,227	19,575,865	10,820,454
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(492,162)	29,502,986	6,488,932	(7,823,096)
Foreign currency forward contracts	394,129	(214,309)	1,404,687	(236,609)
Net unrealized appreciation (depreciation)	(98,033)	29,288,677	7,893,619	(8,059,705)
Realized gains (losses):
Non-control/Non-affiliate investments	963,603	1,524,050	3,630,619	2,115,004
Foreign currency forward contracts	(267,789)	124,791	(1,809,120)	165,752
Net realized gains (losses)	695,814	1,648,841	1,821,499	2,280,756
Provision for income tax (expense) benefit	(104,025)	(5,977)	(117,259)	(11,532)
Net realized and unrealized gains (losses), net of taxes	493,756	30,931,541	9,597,859	(5,790,481)
Net increase (decrease) in net assets resulting from operations	$9,006,135	$35,534,768	$29,173,724	$5,029,973
Net investment income per common share — basic and diluted	$0.49	$0.30	$1.12	$1.01
Earnings (loss) per common share — basic and diluted (Note 5)	$0.52	$2.30	$1.68	$0.47
Weighted average common shares outstanding — basic and diluted	17,401,121	15,479,844	17,401,121	10,750,736

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended June 30, 2021	Three months ended June 30, 2020	Nine months ended June 30, 2021	Nine months ended June 30, 2020
Operations:
Net investment income	$8,512,379	$4,603,227	$19,575,865	$10,820,454
Net unrealized appreciation (depreciation)	(98,033)	29,288,677	7,893,619	(8,059,705)
Net realized gains (losses)	695,814	1,648,841	1,821,499	2,280,756
Provision for income tax (expense) benefit	(104,025)	(5,977)	(117,259)	(11,532)
Net increase (decrease) in net assets resulting from operations	9,006,135	35,534,768	29,173,724	5,029,973
Capital share transactions:
Distributions to stockholders	(6,960,449)	(3,306,213)	(29,929,931)	(10,951,285)
Issuance of common stock	—	101,180,199	—	168,716,998
Net increase (decrease) in net assets from capital share transactions	(6,960,449)	97,873,986	(29,929,931)	157,765,713
Total increase (decrease) in net assets	2,045,686	133,408,754	(756,207)	162,795,686
Net assets at beginning of period	344,199,874	201,013,682	347,001,767	171,626,750
Net assets at end of period	$346,245,560	$334,422,436	$346,245,560	$334,422,436
Net asset value per common share	$19.90	$19.22	$19.90	$19.22
Common shares outstanding at end of period	17,401,121	17,401,121	17,401,121	17,401,121

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended June 30, 2021	Nine months ended June 30, 2020
Operating activities:
Net increase (decrease) in net assets resulting from operations	$29,173,724	$5,029,973
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	(7,893,619)	8,059,705
Net realized (gains) losses	(1,821,499)	(2,280,756)
PIK interest income	(2,960,403)	(1,019,286)
Accretion of original issue discount on investments	(3,626,166)	(1,962,304)
Amortization of deferred financing costs	456,987	475,560
Deferred taxes	104,706	11,532
Purchases of investments	(278,278,107)	(274,685,855)
Proceeds from sales and repayments of investments	180,298,197	157,471,414
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(949,787)	(177,237)
(Increase) decrease in receivables from unsettled transactions	(2,384,628)	(913,169)
(Increase) decrease in other assets	314,674	(329,361)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(434,942)	(540,231)
Increase (decrease) in base management fee and incentive fees payable	2,189,637	996,383
Increase (decrease) in due to affiliates	364,803	(301,127)
Increase (decrease) in interest payable	560,802	(671,785)
Increase (decrease) in payables from unsettled transactions	778,680	(37,072,059)
Increase (decrease) in director fees payable	—	38,750
Net cash used in operating activities	(84,106,941)	(147,869,853)
Financing activities:
Distributions paid in cash	(29,929,931)	(10,951,285)
Borrowings under the credit facilities	108,000,000	159,000,000
Repayments of borrowings under the credit facilities	(10,000,000)	(147,000,000)
Proceeds from secured borrowings	10,000,000	—
Proceeds from the issuance of common stock	—	169,064,498
Deferred financing costs paid	(805,202)	(320,775)
Net cash provided by financing activities	77,264,867	169,792,438
Effect of exchange rate changes on foreign currency	(408,888)	(45,309)
Net increase (decrease) in cash and cash equivalents and restricted cash	(7,250,962)	21,877,276
Cash and cash equivalents and restricted cash, beginning of period	31,016,086	11,348,126
Cash and cash equivalents and restricted cash, end of period	$23,765,124	$33,225,402
Supplemental information:
Cash paid for interest	$2,830,073	$3,980,519
Non-cash financing activities:
Accrued deferred financing costs	$73,487	$(342,000)

Reconciliation to the Consolidated Statement of Assets and Liabilities	June 30, 2021	September 30, 2020
Cash and cash equivalents	$21,066,269	$28,742,283
Restricted cash	2,698,855	2,273,803
Total cash and cash equivalents and restricted cash	$23,765,124	$31,016,086
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments						(7)
109 Montgomery Owner LLC		Real Estate Operating Companies
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 2/2/2023	7.50%		$1,148,535	$1,110,798	$1,153,490	(5)(8)(9)
				1,110,798	1,153,490
A.T. Holdings II SÀRL		Biotechnology
First Lien Term Loan, 9.50% cash due 12/22/2022			12,812,000	12,717,402	12,747,940	(8)(10)
				12,717,402	12,747,940
Access CIG, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+3.75% cash due 2/27/2025	3.84%		7,417,349	7,372,401	7,382,339	(5)
				7,372,401	7,382,339
Accupac, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.00% cash due 1/17/2026	7.00%		4,525,057	4,465,051	4,525,057	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 1/17/2026			—	(11,358)	—	(5)(8)(9)
First Lien Revolver, LIBOR+6.00% cash due 1/17/2026	7.00%		571,008	563,436	571,008	(5)(8)
				5,017,129	5,096,065
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	8.00%		4,381,994	4,318,561	4,377,612	(5)(8)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025	8.00%		37,488	30,526	37,019	(5)(8)(9)
				4,349,087	4,414,631
ADB Companies, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%		7,831,667	7,654,356	7,711,059	(5)(8)
				7,654,356	7,711,059
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.25%		€5,147,000	5,630,182	6,088,568	(5)(8)(10)
				5,630,182	6,088,568
Alvogen Pharma US, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%		2,646,943	2,428,442	2,612,215	(5)
				2,428,442	2,612,215
Alvotech Holdings S.A.		Biotechnology
Fixed Rate Bond 15% PIK Tranche A due 6/24/2025			3,109,198	3,044,826	3,109,198	(8)(10)(11)
Fixed Rate Bond 15% PIK Tranche B due 6/24/2025			2,909,948	2,857,854	2,909,948	(8)(10)(11)
3,690 Common Shares				854,309	854,309	(8)(10)
				6,756,989	6,873,455
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%		8,097,500	7,814,260	7,955,794	(5)(8)(10)
				7,814,260	7,955,794
Anastasia Parent, LLC		Personal Products
First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	3.90%		1,828,412	1,449,072	1,470,098	(5)
				1,449,072	1,470,098
Ankura Consulting Group LLC		Research & Consulting Services
Second Lien Term Loan, LIBOR+8.00% cash due 3/19/2029	8.75%		2,398,000	2,362,030	2,433,970	(5)(8)
				2,362,030	2,433,970
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		7,129,297	7,044,163	7,001,804	(5)(8)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025	8.25%		184,615	179,187	176,362	(5)(8)(9)
				7,223,350	7,178,166

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+5.4375% cash 2.26875% PIK due 7/14/2026	6.44%		€1,040,859	$1,157,949	$1,229,418	(5)(8)(10)
First Lien Term Loan, UK LIBOR+5.4375% cash 2.26875% PIK due 7/14/2026	6.19%		£9,886,650	12,299,120	13,657,914	(5)(8)(10)(12)
Fixed Rate Bond, 11.50% cash due 1/15/2027			$844,898	836,959	929,046	(10)
				14,294,028	15,816,378
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.00% cash due 10/17/2023	7.00%		1,290,329	1,290,329	1,263,860	(5)(8)(9)
174,131 Class A Units				82,713	62,687	(8)
100,285 Preferred Units, 6%				110,285	122,416	(8)
7,621 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(8)
				1,483,327	1,448,963
Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	6.25%		913,116	799,470	862,570	(5)
				799,470	862,570
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			12,484,249	12,053,584	12,390,617	(8)(10)
First Lien Delayed Draw Term Loan, 11.00% cash due 6/19/2026			—	(86,693)	(46,816)	(8)(9)(10)
97,205 Common Stock Warrants (exercise price $12.63) expiration date 6/19/2027				334,385	89,429	(8)(10)
				12,301,276	12,433,230
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%		7,406,250	7,261,282	6,969,281	(5)(8)(10)
				7,261,282	6,969,281
The Avery		Real Estate Operating Companies
First Lien Delayed Draw Term Loan in T8 Urban Condo Owner, LLC, LIBOR+7.30% cash due 2/17/2023	7.55%		5,492,131	5,441,491	5,542,177	(5)(8)(9)
Subordinated Delayed Draw Debt in T8 Senior Mezz LLC, LIBOR+12.50% cash due 2/17/2023	12.75%		1,250,316	1,239,001	1,251,564	(5)(8)(9)
				6,680,492	6,793,741
BAART Programs, Inc.		Health Care Equipment
First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%		1,350,000	1,336,500	1,343,250	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027			—	(1,500)	(750)	(5)(8)(9)
Second Lien Term Loan, LIBOR+8.50% cash due 6/11/2028	9.50%		2,631,000	2,591,535	2,617,845	(5)(8)
				3,926,535	3,960,345
Blumenthal Temecula, LLC		Automotive Retail
First Lien Term Loan, 9.00% cash due 9/24/2023			1,277,827	1,277,827	1,277,827	(8)
415,294 Preferred Units in Unstoppable Automotive AMV, LLC				415,294	415,294	(8)
95,837 Preferred Units in Unstoppable Automotive VMV, LLC				95,837	95,837	(8)
95,837 Common Units in Unstoppable Automotive AMV, LLC				95,837	95,837	(8)
31,946 Common Units in Unstoppable Automotive VMV, LLC				31,946	31,946	(8)
				1,916,741	1,916,741
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.25% cash 5.25% PIK due 11/14/2023	4.25%		3,146,595	3,116,754	2,889,832	(5)(8)
				3,116,754	2,889,832
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	7.50%		7,756,250	7,664,329	7,581,734	(5)(8)
				7,664,329	7,581,734

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
CITGO Holding, Inc.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+7.00% cash due 8/1/2023	8.00%		$651,370	$631,383	$648,928	(5)
				631,383	648,928
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%		7,128,838	7,057,550	7,186,796	(5)
				7,057,550	7,186,796
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+9.50% PIK due 1/28/2025			9,641,328	9,641,328	8,098,715	(5)(8)
Common Stock Warrants expiration date 7/28/2025				—	488,304	(8)
				9,641,328	8,587,019
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.10%		5,804,385	5,650,225	5,752,929	(5)
				5,650,225	5,752,929
CorEvitas, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		3,732,338	3,683,888	3,698,747	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		443,438	427,866	431,425	(5)(8)(9)
First Lien Revolver, PRIME+4.50% cash due 12/13/2025	7.75%		111,500	102,816	105,479	(5)(8)(9)
401 Class A2 Common Units in CorEvitas Group Holdings, L.P.				378,610	429,503	(8)
				4,593,180	4,665,154
Coty Inc.		Personal Products
First Lien Revolver, LIBOR+1.75% cash due 4/5/2023			—	(457,344)	(254,080)	(5)(8)(9)(10)
				(457,344)	(254,080)
CPC Acquisition Corp.		Specialty Chemicals
Second Lien Term Loan, LIBOR+7.75% cash due 12/29/2028	8.50%		727,000	716,095	732,453	(5)
				716,095	732,453
Curium Bidco S.à.r.l.		Biotechnology
Second Lien Term Loan, LIBOR+7.75% cash due 10/27/2028	8.50%		5,788,000	5,701,180	5,903,760	(5)(8)(10)
				5,701,180	5,903,760
Digital.AI Software Holdings, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 2/10/2027	8.00%		2,644,341	2,570,116	2,599,387	(5)(8)
First Lien Revolver, LIBOR+7.00% cash due 2/10/2027			—	(7,973)	(4,829)	(5)(8)(9)
				2,562,143	2,594,558
EHR Canada, LLC		Food Retail
First Lien Term Loan, LIBOR+8.00% cash due 12/31/2021	9.00%		250,000	249,271	249,750	(5)(8)
				249,271	249,750
Enviva Holdings, LP		Forest Products
First Lien Term Loan, LIBOR+5.50% cash due 2/17/2026	6.50%		1,964,339	1,944,696	1,986,438	(5)(8)(10)
				1,944,696	1,986,438
Fortress Biotech, Inc.		Biotechnology
First Lien Term Loan, 11.00% cash due 8/27/2025			2,943,000	2,793,986	2,869,425	(8)(10)
85,811 Common Stock Warrants (exercise price $3.20) expiration date 8/27/2030				90,960	112,412	(8)(10)
				2,884,946	2,981,837
GI Chill Acquisition LLC		Managed Health Care
First Lien Term Loan, LIBOR+4.00% cash due 8/6/2025	4.15%		1,945,000	1,935,275	1,944,397	(5)(8)
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	7.65%		2,000,000	1,987,220	1,990,000	(5)(8)
				3,922,495	3,934,397
Gibson Brands, Inc.		Leisure Products
First Lien Term Loan, LIBOR+5.00% cash due 6/25/2028	5.75%		1,500,000	1,485,000	1,500,000	(5)
				1,485,000	1,500,000

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes

Global Medical Response, Inc.		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.25%		$1,070,494	$1,055,645	$1,074,695	(5)
First Lien Term Loan, LIBOR+4.75% cash due 10/2/2025	5.75%		3,754,434	3,688,657	3,775,552	(5)
				4,744,302	4,850,247
Grab Holdings Inc.		Interactive Media & Services
First Lien Term Loan, LIBOR+4.50% cash due 1/29/2026	5.50%		3,990,000	3,879,968	4,059,825	(5)(10)
				3,879,968	4,059,825
Gulf Operating, LLC		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+5.25% cash due 8/25/2023	6.25%		602,477	409,384	513,076	(5)
First Lien Revolver, LIBOR+4.00% cash due 12/27/2021			—	(242,900)	(130,125)	(5)(8)(9)
				166,484	382,951
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.50%		2,517,618	2,485,218	2,503,268	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024	7.50%		88,235	87,034	87,732	(5)(8)
				2,572,252	2,591,000
Immucor, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+5.75% cash due 7/2/2025	6.75%		2,348,609	2,311,000	2,325,123	(5)(8)
Second Lien Term Loan, LIBOR+8.00% cash 3.50% PIK due 10/2/2025	9.00%		5,856,256	5,764,636	5,797,694	(5)(8)
				8,075,636	8,122,817
Indivior Finance S.À.R.L.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% cash due 6/28/2026	6.00%		2,000,000	1,960,000	1,960,000	(5)(10)
				1,960,000	1,960,000
Infinite Bidco LLC		Electric Utilities
Second Lien Term Loan, LIBOR+7.00% cash due 3/2/2029	7.50%		2,969,000	2,954,155	2,998,690	(5)
				2,954,155	2,998,690
Intelsat Jackson Holdings S.A.		Alternative Carriers
First Lien Term Loan, PRIME+4.75% cash due 11/27/2023	8.00%		986,227	961,697	1,004,309	(5)(10)
				961,697	1,004,309
Inventus Power, Inc.		Electrical Components & Equipment
First Lien Term Loan, LIBOR+5.00% cash due 3/29/2024	6.00%		4,571,543	4,529,748	4,525,827	(5)(8)
Second Lien Term Loan, LIBOR+8.50% cash due 9/29/2024	9.50%		2,750,000	2,699,039	2,695,000	(5)(8)
				7,228,787	7,220,827
INW Manufacturing, LLC		Personal Products
First Lien Term Loan, LIBOR+5.75% cash due 5/7/2027	6.50%		11,925,000	11,573,988	11,686,500	(5)(8)
				11,573,988	11,686,500
Ivanti Software, Inc.		Application Software
Second Lien Term Loan, LIBOR+8.50% cash due 12/1/2028	9.50%		7,975,000	7,745,408	7,975,000	(5)(8)
				7,745,408	7,975,000
Jazz Acquisition, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+7.50% cash due 1/29/2027	8.50%		5,941,105	5,731,079	5,923,282	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+7.50% cash due 1/29/2027			—	—	—	(5)(8)(9)
				5,731,079	5,923,282
Latam Airlines Group S.A.		Airlines
First Lien Delayed Draw Term Loan, LIBOR+11.00% PIK due 3/29/2022			4,078,447	4,020,240	4,090,710	(5)(8)(9)(10)
				4,020,240	4,090,710
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.15%		8,820,000	8,727,783	8,775,900	(5)(8)
				8,727,783	8,775,900
Lightstone Holdco LLC		Electric Utilities
First Lien Term Loan, LIBOR+3.75% cash due 1/30/2024	4.75%		1,902,000	1,613,023	1,474,801	(5)
				1,613,023	1,474,801
LTI Holdings, Inc.		Electronic Components
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	6.85%		1,396,000	1,374,092	1,396,007	(5)
				1,374,092	1,396,007

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+3.75% cash due 10/19/2027	4.75%		$5,925,833	$5,866,575	$5,957,329	(5)
				5,866,575	5,957,329
Marinus Pharmaceuticals, Inc.		Pharmaceuticals
First Lien Term Loan, 11.50% cash due 5/11/2026			843,240	826,846	826,375	(8)(10)
First Lien Delayed Draw Term Loan, 11.50% cash due 5/11/2026			—	—	—	(8)(9)(10)
				826,846	826,375
MedAssets Software Intermediate Holdings, Inc.		Health Care Technology
Second Lien Term Loan, LIBOR+7.75% cash due 1/29/2029	8.50%		4,874,000	4,781,211	4,813,075	(5)(8)
				4,781,211	4,813,075
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.50% PIK due 2/14/2025	8.00%		7,357,378	7,269,899	6,996,866	(5)(8)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025			—	(9,208)	(37,333)	(5)(8)(9)
				7,260,691	6,959,533
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%		6,524,803	6,478,890	6,532,959	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(13,975)	946	(5)(8)(9)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026			—	(4,612)	576	(5)(8)(9)
				6,460,303	6,534,481
Navisite, LLC		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+8.50% cash due 12/30/2026	9.50%		7,779,000	7,636,415	7,701,210	(5)(8)
				7,636,415	7,701,210
NeuAG, LLC		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024	7.00%		13,170,073	12,771,978	12,853,991	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024			—	(62,040)	(37,224)	(5)(8)(9)
				12,709,938	12,816,767
NN, Inc.		Industrial Machinery
First Lien Term Loan, LIBOR+6.88% cash due 9/19/2026	7.88%		14,839,808	14,488,008	14,468,812	(5)(8)(10)
				14,488,008	14,468,812
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.10%		9,347,805	9,304,979	9,347,805	(5)
				9,304,979	9,347,805
Olaplex, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.50% cash due 1/8/2026	7.50%		11,621,307	11,458,407	11,621,307	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 1/8/2025			—	(14,455)	(8,413)	(5)(8)(9)
				11,443,952	11,612,894
Park Place Technologies, LLC		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+5.00% cash due 11/10/2027	6.00%		4,987,500	4,805,759	5,011,191	(5)
				4,805,759	5,011,191
PaySimple, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+5.50% cash due 8/23/2025	5.61%		8,877,303	8,752,179	8,832,916	(5)(8)
				8,752,179	8,832,916
Planview Parent, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%		9,872,000	9,723,920	9,896,680	(5)(8)
				9,723,920	9,896,680
PLNTF Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+8.00% cash due 3/12/2026	9.00%		4,419,923	4,336,071	4,464,122	(5)(8)
				4,336,071	4,464,122

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Pluralsight, LLC		Application Software
First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	9.00%		$12,430,697	$12,191,842	$12,182,083	(5)(8)
First Lien Revolver, LIBOR+8.00% cash due 4/6/2027			—	(20,328)	(21,159)	(5)(8)(9)
				12,171,514	12,160,924
PRGX Global, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+6.75% cash due 3/3/2026	7.75%		8,277,409	8,122,740	8,111,860	(5)(8)
First Lien Revolver, LIBOR+6.75% cash due 3/3/2026			—	(11,387)	(12,188)	(5)(8)(9)
19,485 Class B Common Units				19,485	19,485	(8)
				8,130,838	8,119,157
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+8.50% cash due 9/15/2023	9.75%		1,176,313	1,171,106	1,152,787	(5)(8)
				1,171,106	1,152,787
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/31/2027	8.10%		1,500,000	1,500,000	1,500,000	(5)(8)
				1,500,000	1,500,000
Pug LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+8.00% cash due 2/12/2027	8.75%		5,528,225	5,237,355	5,618,059	(5)
				5,237,355	5,618,059
Quantum Bidco Limited		Food Distributors
First Lien Term Loan, UK LIBOR+6.00% cash due 1/29/2028	6.11%		£1,125,000	1,484,088	1,521,106	(5)(10)
				1,484,088	1,521,106
Relativity ODA LLC		Application Software
First Lien Term Loan, LIBOR+7.50% PIK due 5/12/2027			$5,479,363	5,346,540	5,353,338	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 5/12/2027			—	(13,282)	(12,505)	(5)(8)(9)
				5,333,258	5,340,833
Renaissance Holding Corp.		Diversified Banks
Second Lien Term Loan, LIBOR+7.00% cash due 5/29/2026	7.10%		1,138,000	1,129,465	1,141,699	(5)
				1,129,465	1,141,699
RS Ivy Holdco, Inc.		Oil & Gas Exploration & Production
First Lien Term Loan, LIBOR+5.50% cash due 12/23/2027	6.50%		2,487,500	2,450,188	2,489,055	(5)(8)
				2,450,188	2,489,055
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%		2,734,805	2,707,457	2,738,237	(5)
				2,707,457	2,738,237
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			1,172,478	971,316	1,048,195	(8)
				971,316	1,048,195
Sirva Worldwide, Inc.		Diversified Support Services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.60%		1,477,649	1,455,484	1,395,920	(5)
				1,455,484	1,395,920
SM Wellness Holdings, Inc.		Health Care Services
Second Lien Term Loan, LIBOR+8.00% cash due 4/15/2029	8.75%		2,925,000	2,881,125	2,954,250	(5)(8)
				2,881,125	2,954,250
Sorenson Communications, LLC		Communications Equipment
First Lien Term Loan, LIBOR+5.50% cash due 3/17/2026	6.25%		4,871,100	4,822,389	4,919,811	(5)
				4,822,389	4,919,811
Sorrento Therapeutics, Inc.		Biotechnology
25,600 Common Stock Units				63,040	155,040	(10)
				63,040	155,040
Star US Bidco LLC		Industrial Machinery
First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%		5,234,366	4,964,146	5,237,664	(5)
				4,964,146	5,237,664

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
SumUp Holdings Luxembourg S.À.R.L.		Other Diversified Financial Services
First Lien Delayed Draw Term Loan, EURIBOR+8.50% cash due 3/10/2026	10.00%		€5,001,333	$5,797,578	$5,809,764	(5)(8)(9)(10)
				5,797,578	5,809,764
Sunland Asphalt & Construction, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.00% cash due 1/13/2026	7.00%		$11,750,485	11,537,119	11,550,726	(5)(8)
First Lien Revolver, LIBOR+6.00% cash due 1/13/2022	7.00%		1,480,335	1,460,758	1,451,170	(5)(8)(9)
				12,997,877	13,001,896
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.90%		2,902,302	2,624,177	2,720,908	(5)
				2,624,177	2,720,908
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	8.25%		3,394,977	3,345,641	3,409,847	(5)
				3,345,641	3,409,847
Tecta America Corp.		Construction & Engineering
Second Lien Term Loan, LIBOR+8.50% cash due 4/9/2029	9.25%		1,671,000	1,645,935	1,671,000	(5)(8)
				1,645,935	1,671,000
Telestream Holdings Corporation		Application Software
First Lien Term Loan, LIBOR+8.75% cash due 10/15/2025	9.75%		5,288,425	5,202,731	5,209,099	(5)(8)
First Lien Revolver, LIBOR+8.75% cash due 10/15/2025			—	(8,700)	(7,515)	(5)(8)(9)
				5,194,031	5,201,584
TerSera Therapeutics LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+10.00% cash due 3/30/2026	11.00%		6,100,000	5,943,697	6,153,162	(5)(8)
				5,943,697	6,153,162
Thermacell Repellents, Inc.		Leisure Products
First Lien Term Loan, LIBOR+6.00% cash due 12/4/2026	7.00%		6,651,354	6,618,097	6,618,097	(5)(8)
First Lien Revolver, LIBOR+6.00% cash due 12/4/2026	7.00%		395,833	391,667	391,667	(5)(8)(9)
				7,009,764	7,009,764
Thrasio, LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+7.00% cash due 12/18/2026	8.00%		5,903,936	5,767,354	5,844,897	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 12/18/2026	8.00%		1,187,002	1,123,200	1,147,831	(5)(8)(9)
2,182 Shares of Series C-3 Preferred Stock in Thrasio Holdings, Inc.				26,665	26,664	(8)
73,648 Shares of Series C-2 Preferred Stock in Thrasio Holdings, Inc.				600,000	899,981	(8)
4,000 Shares of Series X Preferred Stock in Thrasio Holdings, Inc.				4,000,200	4,226,211	(8)(9)
				11,517,419	12,145,584
TIBCO Software Inc.		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 6/30/2026	3.86%		9,342,897	9,349,245	9,331,218	(5)
Second Lien Term Loan, LIBOR+7.25% cash due 3/3/2028	7.36%		3,894,000	3,866,120	3,961,541	(5)
				13,215,365	13,292,759
Transact Holdings Inc.		Application Software
First Lien Term Loan, LIBOR+4.75% cash due 4/30/2026	4.85%		7,860,000	7,742,100	7,820,700	(5)(8)
				7,742,100	7,820,700
Uniti Fiber Holdings Inc.		Specialized REITs
Fixed Rate Bond, 7.88% cash due 2/15/2025			556,000	556,000	596,938	(10)
				556,000	596,938
Velocity Commercial Capital, LLC		Thrifts & Mortgage Finance
First Lien Term Loan, LIBOR+8.00% cash due 2/5/2026	9.00%		3,874,548	3,766,601	3,855,176	(5)(8)
				3,766,601	3,855,176
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+5.00% cash due 9/1/2025	6.00%		7,443,844	7,318,642	7,501,534	(5)
				7,318,642	7,501,534

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Verscend Holding Corp.		Health Care Technology
First Lien Term Loan, LIBOR+4.00% cash due 8/27/2025	4.10%		$5,099,576	$5,098,058	$5,119,617	(5)
				5,098,058	5,119,617
Virgin Pulse, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 4/6/2029	8.00%		3,040,000	3,009,600	3,047,600	(5)
				3,009,600	3,047,600
Win Brands Group LLC		Housewares & Specialties
First Lien Term Loan, LIBOR+9.00% cash 5.00% PIK due 1/22/2026	10.00%		647,674	641,294	644,435	(5)(8)
48 Class F Warrants in Brand Value Growth LLC (exercise price $0.01) expiration date 1/25/2027				—	—	(8)
				641,294	644,435
Windstream Services II, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%		10,889,768	10,501,799	10,940,133	(5)
				10,501,799	10,940,133
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	4.75%		3,902,813	3,886,252	3,830,611	(5)
				3,886,252	3,830,611
WPEngine, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 3/27/2026	7.50%		5,118,050	5,017,020	5,043,839	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+6.50% cash due 3/27/2026			—	(187,626)	(137,822)	(5)(8)(9)
				4,829,394	4,906,017
Zephyr Bidco Limited		Specialized Finance
Second Lien Term Loan, UK LIBOR+7.50% cash due 7/23/2026	7.55%		£2,000,000	2,582,573	2,745,632	(5)(10)
				2,582,573	2,745,632
Total Non-Control/Non-Affiliate Investments (156.8% of net assets)				$535,334,187	$542,933,998
Cash and Cash Equivalents and Restricted Cash (6.9% of net assets)				$23,765,124	$23,765,124
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (163.7% of net assets)				$559,099,311	$566,699,122

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$13,268,959	€10,900,857	8/12/2021	Bank of New York Mellon	$330,310
Foreign currency forward contract	$17,791,136	£12,568,533	8/12/2021	Bank of New York Mellon	$426,487
					$756,797

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2021
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
(5)The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of June 30, 2021, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 0.10%, the 60-day LIBOR at 0.13%, the 90-day LIBOR at 0.15%, the 180-day LIBOR at 0.17%, the 360-day LIBOR at 0.25%, the PRIME at 3.25%, the 30-day UK LIBOR at 0.05%, the 180-day UK LIBOR at 0.04%, the 30-day EURIBOR at (0.58)%, the 90-day EURIBOR at (0.55)% and the 180-day EURIBOR at (0.54)%. Most loans include an interest floor, which generally ranges from 0% to 1%.
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
(8)As of June 30, 2021, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2021, qualifying assets represented 79.6% of the Company's total assets and non-qualifying assets represented 20.4% of the Company's total assets.
(11)Payment-in-kind ("PIK") interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment subsequent to a restructuring that occurred during the three months ended June 30, 2021. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of June 30, 2021, the accumulated PIK interest balance for each of the Alvotech Holdings S.A. ("Alvotech") A notes and the B notes was less than $0.1 million. The fair value of this investment is inclusive of PIK.
(12)The sale of all or a portion of this investment did not qualify for sale accounting under FASB ASC Topic 860, Transfers and Servicing ("ASC 860"), and therefore the investment remains on the Company's Consolidated Schedule of Investments as of June 30, 2021. See Note 6 in the Consolidated Financial Statements for further details.

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
					$(647,889)

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

The Company was formed on April 30, 2018 as a Delaware corporation and as of June 30, 2021 is externally managed by Oaktree Fund Advisors, LLC (the "Adviser") pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), between the Company and the Adviser, which was approved by the Board of Directors of the Company on May 11, 2020. From July 9, 2018 through May 11, 2020, the Company was managed by Oaktree Capital Management, L.P., an affiliate of the Adviser. The Adviser is a subsidiary of Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

The Company conducted private offerings (each, a “Private Offering”) of its common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing of a Private Offering, each investor participating in that closing made a capital commitment (each, a “Capital Commitment”) to purchase the Company's Common Stock pursuant to a subscription agreement entered into with the Company in connection with its Capital Commitment ("Subscription Agreement"). The initial closing of a Private Offering occurred on August 6, 2018 (the "Initial Closing"). The Company commenced its loan origination and investment activities shortly after its initial capital drawdown from its non-affiliated investors (the "Initial Drawdown"). The proceeds from the Initial Drawdown provided the Company with the necessary seed capital to commence operations. As of June 30, 2021, the Company completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.

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
Derivative Instruments:
The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded as a "derivative asset at fair value or derivative liability at fair value" on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts and as such, the Company recognizes its foreign currency forward contracts at fair value with net unrealized gains or losses included in "net unrealized appreciation (depreciation)" in the Consolidated Statements of Operations and net realized gains or losses included in “net realized gains (losses)” in the Consolidated Statements of Operations.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Cash and cash equivalents and restricted cash are included on the Company's Consolidated Schedule of Investments and cash equivalents are classified as Level 1 assets.
As of June 30, 2021 and September 30, 2020, included in restricted cash was $2,698,855 and $2,273,803, respectively, which was held at Deutsche Bank Trust Company Americas in connection with the Company's Citibank Facility (defined in Note 6 – Borrowings). The Company was restricted in terms of access to the $2,698,855 and $2,273,803, respectively, until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the Citibank Facility.
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
Note 3. Portfolio Investments
Portfolio Composition
As of June 30, 2021, the fair value of the Company's investment portfolio was $542.9 million and was comprised of investments in 104 portfolio companies. As of September 30, 2020, the fair value of the Company's investment portfolio was $429.9 million and was comprised of investments in 88 portfolio companies.
As of June 30, 2021 and September 30, 2020, the Company's investment portfolio consisted of the following:

	June 30, 2021		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Senior Secured Debt	$525,502,661	98.17%	$411,852,997	96.05%
Preferred Equity	5,248,281	0.98%	110,285	0.03%
Subordinated Debt	2,631,960	0.49%	15,890,973	3.71%
Common Equity & Warrants	1,951,285	0.36%	886,668	0.21%
Total	$535,334,187	100.00%	$428,740,923	100.00%

	June 30, 2021			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior Secured Debt	$532,031,095	97.99%	153.66%	$410,811,503	95.57%	118.39%
Preferred Equity	5,786,403	1.07%	1.67%	118,004	0.03%	0.03%
Subordinated Debt	2,777,548	0.51%	0.80%	17,095,342	3.98%	4.93%
Common Equity & Warrants	2,338,952	0.43%	0.68%	1,826,297	0.42%	0.53%
Total	$542,933,998	100.00%	156.81%	$429,851,146	100.00%	123.88%

The composition of the Company's debt investments as of June 30, 2021 and September 30, 2020 by floating rates and fixed rates was as follows:

	June 30, 2021		September 30, 2020
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$496,149,950	92.77%	$384,443,597	89.84%
Fixed rate	38,658,693	7.23%	43,463,248	10.16%
Total	$534,808,643	100.00%	$427,906,845	100.00%

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

	June 30, 2021		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
United States	$455,185,146	85.02%	$375,446,261	87.56%
United Kingdom	33,379,549	6.24%	21,990,039	5.13%
Switzerland	12,717,402	2.38%	8,704,000	2.03%
Luxembourg	11,331,362	2.12%	9,852,421	2.30%
Australia	7,814,260	1.46%	5,910,300	1.38%
Iceland	6,756,989	1.26%	5,093,818	1.19%
Chile	4,020,240	0.75%	—	—%
Singapore	3,879,968	0.72%	—	—%
Canada	249,271	0.05%	1,744,084	0.41%
Total	$535,334,187	100.00%	$428,740,923	100.00%

	June 30, 2021			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$460,142,035	84.74%	132.90%	$375,200,713	87.29%	108.13%
United Kingdom	34,822,161	6.41%	10.06%	21,998,531	5.12%	6.34%
Switzerland	12,747,940	2.35%	3.68%	10,189,120	2.37%	2.94%
Luxembourg	11,992,328	2.21%	3.46%	10,249,177	2.38%	2.95%
Australia	7,955,794	1.47%	2.30%	5,134,200	1.19%	1.48%
Iceland	6,873,455	1.27%	1.99%	5,287,427	1.23%	1.52%
Chile	4,090,710	0.75%	1.18%	—	—%	—%
Singapore	4,059,825	0.75%	1.17%	—	—%	—%
Canada	249,750	0.05%	0.07%	1,791,978	0.42%	0.52%
Total	$542,933,998	100.00%	156.81%	$429,851,146	100.00%	123.88%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of June 30, 2021 and September 30, 2020 was as follows:

	June 30, 2021		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Application Software	$112,879,523	21.09%	$76,553,798	17.87%
Biotechnology	33,990,132	6.35%	23,331,266	5.44%
Pharmaceuticals	30,061,759	5.62%	29,859,079	6.96%
Personal Products	29,026,797	5.42%	20,478,516	4.78%
Data Processing & Outsourced Services	24,519,432	4.58%	10,716,366	2.50%
Construction & Engineering	22,298,168	4.17%	574,355	0.13%
Industrial Machinery	20,623,260	3.85%	6,207,468	1.45%
Internet & Direct Marketing Retail	16,754,774	3.13%	5,237,942	1.22%
Insurance Brokers	14,294,028	2.67%	12,537,382	2.92%
Aerospace & Defense	12,734,085	2.38%	6,913,536	1.61%
Fertilizers & Agricultural Chemicals	12,709,938	2.37%	11,941,809	2.79%
Health Care Services	12,218,607	2.28%	16,109,752	3.76%
Internet Services & Infrastructure	12,066,450	2.25%	15,097,795	3.52%
Integrated Telecommunication Services	10,501,799	1.96%	16,838,972	3.93%
Health Care Technology	9,879,269	1.85%	16,385,138	3.82%
Oil & Gas Storage & Transportation	9,807,812	1.83%	9,865,135	2.30%
Diversified Support Services	8,827,885	1.65%	9,304,016	2.17%
Real Estate Services	8,727,783	1.63%	8,780,169	2.05%
Leisure Products	8,494,764	1.59%	—	—%
Health Care Supplies	8,075,636	1.51%	7,913,491	1.85%
Movies & Entertainment	7,814,260	1.46%	18,353,694	4.28%
Real Estate Operating Companies	7,791,290	1.46%	—	—%
Oil & Gas Refining & Marketing	7,688,933	1.44%	7,740,677	1.81%
Independent Power Producers & Energy Traders	7,664,329	1.43%	7,931,626	1.85%
Airport Services	7,261,282	1.36%	7,296,513	1.70%
Electrical Components & Equipment	7,228,787	1.35%	—	—%
Other Diversified Financial Services	5,797,578	1.08%	—	—%
IT Consulting & Other Services	5,650,225	1.06%	5,667,844	1.32%
Communications Equipment	4,822,389	0.90%	—	—%
Electric Utilities	4,567,178	0.85%	—	—%
Leisure Facilities	4,336,071	0.81%	—	—%
Specialized Finance	4,065,900	0.76%	700,307	0.16%
Airlines	4,020,240	0.75%	—	—%
Health Care Equipment	3,926,535	0.73%	—	—%
Managed Health Care	3,922,495	0.73%	3,935,547	0.92%
Interactive Media & Services	3,879,968	0.72%	—	—%
Thrifts & Mortgage Finance	3,766,601	0.70%	—	—%
Restaurants	3,345,641	0.62%	7,337,777	1.71%
Metal & Glass Containers	2,707,457	0.51%	7,809,542	1.82%
Oil & Gas Exploration & Production	2,450,188	0.46%	—	—%
Research & Consulting Services	2,362,030	0.44%	—	—%
Forest Products	1,944,696	0.36%	—	—%
Automotive Retail	1,916,741	0.36%	—	—%
Food Distributors	1,484,088	0.28%	—	—%
Electronic Components	1,374,092	0.26%	1,000,000	0.23%
Diversified Banks	1,129,465	0.21%	—	—%
Alternative Carriers	961,697	0.18%	2,535,867	0.59%
Construction Materials	799,470	0.15%	775,603	0.18%
Specialty Chemicals	716,095	0.13%	—	—%
Housewares & Specialties	641,294	0.12%	—	—%
Specialized REITs	556,000	0.10%	3,808,726	0.89%
Food Retail	249,271	0.05%	456,711	0.11%
Systems Software	—	—%	11,289,391	2.63%
Publishing	—	—%	9,361,464	2.18%
Distributors	—	—%	8,460,606	1.97%
Diversified Real Estate Activities	—	—%	7,527,061	1.76%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2021		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Hotels, Resorts & Cruise Lines	$—	—%	$5,547,333	1.29%
Trading Companies & Distributors	—	—%	2,956,400	0.69%
Household Products	—	—%	1,287,373	0.30%
Property & Casualty Insurance	—	—%	1,074,144	0.25%
Health Care Facilities	—	—%	642,365	0.15%
Multi-Sector Holdings	—	—%	598,367	0.14%
Total	$535,334,187	100.00%	$428,740,923	100.00%

	June 30, 2021			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$114,025,180	21.01%	32.96%	$75,892,335	17.64%	21.86%
Biotechnology	34,619,361	6.38%	10.00%	25,519,659	5.94%	7.35%
Pharmaceuticals	31,121,745	5.73%	8.99%	31,008,653	7.21%	8.94%
Personal Products	29,611,477	5.45%	8.55%	20,195,156	4.70%	5.82%
Data Processing & Outsourced Services	24,653,283	4.54%	7.12%	10,516,243	2.45%	3.03%
Construction & Engineering	22,383,955	4.12%	6.46%	563,518	0.13%	0.16%
Industrial Machinery	20,859,263	3.84%	6.02%	5,991,058	1.39%	1.73%
Internet & Direct Marketing Retail	17,763,643	3.27%	5.13%	5,416,825	1.26%	1.56%
Insurance Brokers	15,816,378	2.91%	4.57%	12,921,489	3.01%	3.72%
Fertilizers & Agricultural Chemicals	12,816,767	2.36%	3.70%	11,933,152	2.78%	3.44%
Aerospace & Defense	12,643,725	2.33%	3.65%	6,248,139	1.45%	1.80%
Health Care Services	12,469,651	2.30%	3.60%	15,961,345	3.71%	4.60%
Internet Services & Infrastructure	11,970,724	2.20%	3.46%	14,525,897	3.38%	4.19%
Integrated Telecommunication Services	10,940,133	2.02%	3.16%	17,275,586	4.02%	4.98%
Health Care Technology	9,932,692	1.83%	2.87%	16,501,777	3.84%	4.76%
Oil & Gas Storage & Transportation	8,969,970	1.65%	2.59%	9,521,650	2.22%	2.74%
Diversified Support Services	8,778,259	1.62%	2.54%	8,928,113	2.08%	2.57%
Real Estate Services	8,775,900	1.62%	2.53%	8,487,563	1.97%	2.45%
Leisure Products	8,509,764	1.57%	2.46%	—	—%	—%
Health Care Supplies	8,122,817	1.50%	2.35%	7,904,581	1.84%	2.28%
Movies & Entertainment	7,955,794	1.47%	2.30%	18,248,537	4.25%	5.26%
Real Estate Operating Companies	7,947,231	1.46%	2.30%	—	—%	—%
Oil & Gas Refining & Marketing	7,835,724	1.44%	2.26%	7,461,127	1.74%	2.15%
Independent Power Producers & Energy Traders	7,581,734	1.40%	2.19%	7,691,438	1.79%	2.22%
Electrical Components & Equipment	7,220,827	1.33%	2.09%	—	—%	—%
Airport Services	6,969,281	1.28%	2.01%	6,940,125	1.61%	2.00%
Other Diversified Financial Services	5,809,764	1.07%	1.68%	—	—%	—%
IT Consulting & Other Services	5,752,929	1.06%	1.66%	5,386,505	1.25%	1.55%
Communications Equipment	4,919,811	0.91%	1.42%	—	—%	—%
Electric Utilities	4,473,491	0.82%	1.29%	—	—%	—%
Leisure Facilities	4,464,122	0.82%	1.29%	—	—%	—%
Specialized Finance	4,194,595	0.77%	1.21%	624,333	0.15%	0.18%
Airlines	4,090,710	0.75%	1.18%	—	—%	—%
Interactive Media & Services	4,059,825	0.75%	1.17%	—	—%	—%
Health Care Equipment	3,960,345	0.73%	1.14%	—	—%	—%
Managed Health Care	3,934,397	0.72%	1.14%	3,795,700	0.88%	1.09%
Thrifts & Mortgage Finance	3,855,176	0.71%	1.11%	—	—%	—%
Restaurants	3,409,847	0.63%	0.98%	7,452,525	1.73%	2.15%
Metal & Glass Containers	2,738,237	0.50%	0.79%	8,003,251	1.86%	2.31%
Oil & Gas Exploration & Production	2,489,055	0.46%	0.72%	—	—%	—%
Research & Consulting Services	2,433,970	0.45%	0.70%	—	—%	—%
Forest Products	1,986,438	0.37%	0.57%	—	—%	—%
Automotive Retail	1,916,741	0.35%	0.55%	—	—%	—%
Food Distributors	1,521,106	0.28%	0.44%	—	—%	—%
Electronic Components	1,396,007	0.26%	0.40%	887,000	0.21%	0.26%
Diversified Banks	1,141,699	0.21%	0.33%	—	—%	—%
Alternative Carriers	1,004,309	0.18%	0.29%	2,567,841	0.60%	0.74%
Construction Materials	862,570	0.16%	0.25%	747,977	0.17%	0.22%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2021			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Specialty Chemicals	$732,453	0.13%	0.21%	$—	—%	—%
Housewares & Specialties	644,435	0.12%	0.19%	—	—%	—%
Specialized REITs	596,938	0.11%	0.17%	3,990,162	0.93%	1.15%
Food Retail	249,750	0.05%	0.07%	466,555	0.11%	0.13%
Systems Software	—	—%	—%	11,202,269	2.61%	3.23%
Publishing	—	—%	—%	9,360,379	2.18%	2.70%
Distributors	—	—%	—%	8,395,483	1.95%	2.42%
Diversified Real Estate Activities	—	—%	—%	8,294,535	1.93%	2.39%
Hotels, Resorts & Cruise Lines	—	—%	—%	6,161,463	1.43%	1.78%
Trading Companies & Distributors	—	—%	—%	2,919,599	0.68%	0.84%
Household Products	—	—%	—%	1,325,423	0.31%	0.38%
Property & Casualty Insurance	—	—%	—%	1,075,755	0.25%	0.31%
Health Care Facilities	—	—%	—%	775,293	0.18%	0.22%
Multi-Sector Holdings	—	—%	—%	765,132	0.18%	0.22%
Total	$542,933,998	100.00%	156.81%	$429,851,146	100.00%	123.88%

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of June 30, 2021 on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$141,902,745	$390,128,350	$532,031,095
Subordinated debt	—	1,525,984	1,251,564	2,777,548
Common equity & warrants	155,040	—	2,183,912	2,338,952
Preferred equity	—	—	5,786,403	5,786,403
Total investments at fair value	$155,040	$143,428,729	$399,350,229	$542,933,998
Derivative assets	—	756,797	—	756,797
Total assets at fair value	$155,040	$144,185,526	$399,350,229	$543,690,795

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
The principal value of the Company's credit facilities payable approximates fair value due to its variable rates and is included in Level 3 of the hierarchy. The principal value of the secured borrowings approximates fair value due to its short-term nature and is included in Level 3 of the hierarchy.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in fair value from March 31, 2021 to June 30, 2021, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity & Warrants	Total
Fair value as of March 31, 2021	$368,029,913	$2,193,933	$5,633,293	$1,334,827	$377,191,966
Purchases	45,226,385	52,078	—	—	45,278,463
Sales and repayments	(19,473,795)	(1,033,584)	—	—	(20,507,379)
Transfers in (a)	—	—	—	854,309	854,309
Transfers out (a)(b)	(5,862,799)	—	—	—	(5,862,799)
Capitalized PIK interest income	939,198	—	—	—	939,198
Accretion of OID	1,132,866	3,682	—	—	1,136,548
Net unrealized appreciation (depreciation)	112,219	(133,759)	153,110	(5,224)	126,346
Net realized gains (losses)	24,363	169,214	—	—	193,577
Fair value as of June 30, 2021	$390,128,350	$1,251,564	$5,786,403	$2,183,912	$399,350,229
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2021 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2021	$1,830,135	$14,899	$153,110	$(5,224)	$1,992,920
__________
(a) There was one transfer from senior secured debt to common equity and warrants during the three months ended June 30, 2021 as a result of an investment restructuring, in which $0.9 million of senior secured debt was exchanged for $0.9 million of common equity.
(b) There were transfers from Level 3 to Level 2 for certain investments during the three months ended June 30, 2021 as a result of a change in the number of market quotes available and/or a change in market liquidity.

The following table provides a roll-forward in the changes in fair value from March 31, 2020 to June 30, 2020, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in fair value from September 30, 2020 to June 30, 2021, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity & Warrants	Total
Fair value as of September 30, 2020	$205,373,831	$10,164,710	$118,004	$1,826,297	$217,482,842
Purchases	216,199,923	1,498,294	5,137,996	147,268	222,983,481
Sales and repayments	(36,942,230)	(11,142,309)	—	—	(48,084,539)
Transfers in (a)	—	—	—	854,309	854,309
Transfers out (a)(b)	(3,417,436)	—	—	—	(3,417,436)
Capitalized PIK interest income	2,706,557	—	—	—	2,706,557
Accretion of OID	2,014,710	161,502	—	—	2,176,212
Net unrealized appreciation (depreciation)	4,154,794	(728,570)	530,403	(643,962)	3,312,665
Net realized gains (losses)	38,201	1,297,937	—	—	1,336,138
Fair value as of June 30, 2021	$390,128,350	$1,251,564	$5,786,403	$2,183,912	$399,350,229
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2021 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2021	$6,585,451	$12,563	$530,403	$(284,762)	$6,843,655
__________
(a) There was one transfer from senior secured debt to common equity and warrants during the nine months ended June 30, 2021 as a result of an investment restructuring, in which $0.9 million of senior secured debt was exchanged for $0.9 million of common equity.
(b) There were transfers out of Level 3 to Level 2 for certain investments during the nine months ended June 30, 2021 as a result of a change in the number of market quotes available and/or a change in market liquidity.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of June 30, 2021:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$268,050,484	Market Yield	Market Yield	(b)	7.0%	-	30.0%	10.5%
	122,077,866	Broker Quotations	Broker Quoted Price	(c)	N/A	-	N/A	N/A
Subordinated debt	1,251,564	Market Yield	Market Yield	(b)	13.0%	-	15.0%	14.0%
Common equity & warrants & preferred equity	875,248	Enterprise Value	Revenue Multiple	(d)	1.0x	-	13.8x	3.1x
	6,240,758	Enterprise Value	EBITDA multiple	(d)	6.0x	-	18.0x	15.9x
	854,309	Transactions Precedent	Transaction price	(e)	N/A	-	N/A	N/A
Total	$399,350,229
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Fee Income
For the three and nine months ended June 30, 2021, the Company recorded total fee income of $1,927,862 and $4,031,867, respectively, of which $11,290 and $25,573, respectively, was recurring in nature. For the three and nine months ended June 30, 2020, the Company recorded total fee income of $534,247 and $1,111,561, respectively, of which $10,326 and $42,434, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and exit fees.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three and nine months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021	Three months ended June 30, 2020	Nine months ended June 30, 2021	Nine months ended June 30, 2020
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$9,006,135	$35,534,768	$29,173,724	$5,029,973
Weighted average common shares outstanding	17,401,121	15,479,844	17,401,121	10,750,736
Earnings (loss) per common share — basic and diluted	$0.52	$2.30	$1.68	$0.47

Changes in Net Assets
The following table presents the changes in net assets for the three and nine months ended June 30, 2021:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2020	17,401,121	$17,401	$337,337,998	$9,646,368	$347,001,767
Net investment income	—	—	—	5,139,882	5,139,882
Net unrealized appreciation (depreciation)	—	—	—	5,185,354	5,185,354
Net realized gains (losses)	—	—	—	384,604	384,604
Provision for income tax (expense) benefit	—	—	—	(8,017)	(8,017)
Distributions to stockholders	—	—	—	(16,879,089)	(16,879,089)
Balance at December 31, 2020	17,401,121	$17,401	$337,337,998	$3,469,102	$340,824,501
Net investment income	—	—	—	5,923,604	5,923,604
Net unrealized appreciation (depreciation)	—	—	—	2,806,298	2,806,298
Net realized gains (losses)	—	—	—	741,081	741,081
Provision for income tax (expense) benefit	—	—	—	(5,217)	(5,217)
Distributions to stockholders	—	—	—	(6,090,393)	(6,090,393)
Balance at March 31, 2021	17,401,121	$17,401	$337,337,998	$6,844,475	$344,199,874
Net investment income	—	—	—	8,512,379	8,512,379
Net unrealized appreciation (depreciation)	—	—	—	(98,033)	(98,033)
Net realized gains (losses)	—	—	—	695,814	695,814
Provision for income tax (expense) benefit	—	—	—	(104,025)	(104,025)
Distributions to stockholders	—	—	—	(6,960,449)	(6,960,449)
Balance at June 30, 2021	17,401,121	$17,401	$337,337,998	$8,890,161	$346,245,560

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

Capital Activity
As of June 30, 2021 and September 30, 2020, the Company completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.
The Company has the authority to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for the Company’s Common Stock through June 30, 2021:

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

The following table reflects the distributions per share that the Company has paid on its common stock during the nine months ended June 30, 2021:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	December 15, 2020	December 31, 2020	$0.35	$6,090,393
Special	December 15, 2020	December 31, 2020	0.62	10,788,696
Quarterly	March 15, 2021	March 26, 2021	0.35	6,090,393
Quarterly	June 15, 2021	June 30, 2021	0.40	6,960,449
			$1.72	$29,929,931

The following table reflects the distributions per share that the Company has paid on its common stock during the nine months ended June 30, 2020:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	November 7, 2019	November 21, 2019	$0.29	$2,409,859
Special	December 13, 2019	December 30, 2019	0.32	2,659,155
Quarterly	March 13, 2020	March 31, 2020	0.31	2,576,058
Quarterly	June 15, 2020	June 30, 2020	0.19	3,306,213
			$1.11	$10,951,285

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
As of June 30, 2021 and September 30, 2020, the Company had no borrowings outstanding under the CNB-1 Facility. The Company’s borrowings under the CNB-1 Facility bore interest at a weighted average interest rate of 3.27% for the nine months ended June 30, 2020. For the three and nine months ended June 30, 2020, the Company recorded interest expense (inclusive of fees) of $165,523 and $1,769,383, respectively, related to the CNB-1 Facility.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The CNB-2 Facility is secured by a first priority security interest in substantially all of the Company’s assets, including its portfolio investments but excluding those investments held in OSI 2 SPV (as defined below). The Company has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings of the Company, including under the CNB-2 Facility, are subject to the leverage restrictions contained in the Investment Company Act.
As of June 30, 2021 and September 30, 2020, the Company had $43.0 million and $5.0 million, respectively, outstanding under the CNB-2 Facility. For the nine months ended June 30, 2021 and 2020, the Company’s borrowings under the CNB-2 Facility bore interest at a weighted average interest rate of 3.05% and 3.17%, respectively. For the three and nine months ended June 30, 2021, the Company recorded interest expense (inclusive of fees) of $412,780 and $951,038, respectively, related to the CNB-2 Facility. For the three and nine months ended June 30, 2020, the Company recorded interest expense (inclusive of fees) of $13,748 related to the CNB-2 Facility.

Citibank Facility
On July 26, 2019 (the “Citibank Closing Date”), the Company and OSI 2 Senior Lending SPV, LLC ("OSI 2 SPV"), a wholly-owned and consolidated subsidiary of the Company, entered into a loan and security agreement, which was subsequently amended on September 20, 2019, July 2, 2020, December 31, 2020 and March 31, 2021 (as amended, the “Citibank Loan Agreement”) with the lenders from time to time party thereto and the other parties referenced below. Under the terms of the Citibank Loan Agreement, the Company serves as the collateral manager and seller and OSI 2 SPV serves as borrower with Citibank, N.A., as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of June 30, 2021 and September 30, 2020, the Company had $160.0 million and $100.0 million, respectively, outstanding under the Citibank Facility. The Company’s borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.36% and 3.16% for the nine months ended June 30, 2021 and 2020, respectively. For the three and nine months ended June 30, 2021, the Company recorded interest expense (inclusive of fees) of $1,154,709 and $2,794,358, respectively, related to the Citibank Facility. For the three and nine months ended June 30, 2020, the Company recorded interest expense (inclusive of fees) of $617,854 and $2,001,163, respectively, related to the Citibank Facility.

Secured Borrowings

As of June 30, 2021, the Company had $10.0 million of secured borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which has a maximum settlement date of September 2, 2021. There were no secured borrowings outstanding as of September 30, 2020. The Company recorded $0.1 million of interest expense in connection with secured borrowings for each of the three and nine months ended June 30, 2021. The Company's secured borrowings bore interest at a weighted average rate of 3.24% for the nine months ended June 30, 2021.

Note 7. Interest Income

As of June 30, 2021, there were no investments on which the Company had stopped accruing cash and/or PIK interest and/or OID income. As of September 30, 2020, there was one investment on which the Company had stopped accruing cash and/or PIK interest and/or OID income.
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
Listed below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three and nine months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021	Three months ended June 30, 2020	Nine months ended June 30, 2021	Nine months ended June 30, 2020
Net increase (decrease) in net assets resulting from operations	$9,006,135	$35,534,768	$29,173,724	$5,029,973
Net unrealized (appreciation) depreciation	98,033	(29,288,677)	(7,893,619)	8,059,705
Book/tax differences due to capital gains incentive fee	75,540	—	1,655,613	(427,572)
Book/tax difference due to organizational and deferred offering costs	(7,601)	(7,601)	(22,805)	(22,805)
Other book/tax differences	498,154	(152,596)	1,527,643	(169,341)
Taxable income (1)	$9,670,261	$6,085,894	$24,440,556	$12,469,960
__________________
(1)The Company's taxable income for the three and nine months ended June 30, 2021 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2021. Therefore, the final taxable income may be different than the estimate.
For the three months ended June 30, 2021, the Company recognized a total provision for income tax expense of $104,025, which was comprised of a deferred income tax expense of $101,678 that resulted from unrealized appreciation on an investment held by a wholly-owned taxable subsidiary and a current tax expense of $2,347. For the nine months ended June 30, 2021, the Company recognized a total provision for income tax expense of $117,259, which was comprised of a deferred income tax expense of $104,706 that resulted from unrealized appreciation on an investment held by a wholly-owned taxable subsidiary and a current tax expense of $12,553.
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
For purposes of calculating the Management Fee, the Gross Asset Value is determined by the Company’s board of directors (including any committee thereof). Until August 6, 2019, the Management Fee for each quarter was calculated based on the Company’s average Gross Asset Value at the end of each month during such calendar quarter (prior to taking into account any Incentive Fee); provided, that the Management Fee for the Company’s first calendar quarter was calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). Following August 6, 2019, the Management Fee for each quarter is calculated based on the Company’s average Gross Asset Value at the end of such quarter and at the end of the preceding quarter (in each case, prior to taking into account any Incentive Fee); provided, that the Management Fee for the calendar quarter in which the Company consummates a Qualified Listing will be calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). For the three and nine months ended June 30, 2021, base management fees were $1,398,118 and $3,845,876, respectively. For the three and nine months ended June 30, 2020, base management fees were $974,234 and $2,626,879, respectively.
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
The foregoing calculations will be appropriately prorated for any period of less than three months and adjusted for any issuances or repurchases of Common Stock during a quarter. For the three and nine months ended June 30, 2021, Investment Income Incentive Fees were $2,149,705 and $5,371,468, respectively. For the three and nine months ended June 30, 2020, Investment Income Incentive Fees were $1,150,807 and $2,004,535, respectively.
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
Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 20% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended June 30, 2021, the Company accrued Capital Gains Incentive Fees of $96,473 and $1,920,041, respectively. For the nine months ended June 30, 2020, the Company reversed $427,572 of previously accrued Capital Gains Incentive Fee. As of June 30, 2021 and September 30, 2020, there was $3,110,689 and $1,455,076, respectively, of Capital Gains Incentive Fee accrued on a cumulative basis. As of June 30, 2021, $264,428 of Capital Gains Incentive Fees were paid cumulatively under the terms of the Investment Advisory Agreement.
As of June 30, 2021 and September 30, 2020, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amounts of $6,658,511 and $4,468,874, respectively, reflecting the unpaid portion of the Base Management Fee and Incentive Fees payable to the Adviser.
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
For the three months ended June 30, 2021, the Company incurred $127,319 of expenses under the Administration Agreement, of which $105,792 was included in administrator expense and the remaining $21,527 was included in general and administrative expenses on the Consolidated Statements of Operations. For the nine months ended June 30, 2021, the Company incurred $376,393 of expenses under the Administration Agreement, of which $313,934 was included in administrator expense and the remaining $62,459 was included in general and administrative expenses on the Consolidated Statements of Operations. For the three months ended June 30, 2020, the Company incurred $153,594 of expenses under the Administration Agreement, of which $132,370 was included in administrator expense and the remaining $21,224 was included in general and administrative expenses on the Consolidated Statements of Operations. For the nine months ended June 30, 2020, the Company incurred $437,852 of expenses under the Administration Agreement, of which $376,657 was included in administrator expense and the remaining $61,195 was included in general and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2021 and September 30, 2020, $934,937 and $570,134, respectively, was included in “Due to affiliates” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Financial Highlights

	Three months ended June 30, 2021	Three months ended June 30, 2020	Nine months ended June 30, 2021	Nine months ended June 30, 2020
Net asset value at beginning of period	$19.78	$17.37	$19.94	$20.65
Net investment income (1)	0.49	0.30	1.12	1.01
Net unrealized appreciation (depreciation) (1)	—	1.63	0.47	(1.54)
Net realized gains (losses) (1)	0.04	0.11	0.10	0.21
Provision for income taxes (1)	(0.01)	—	(0.01)
Distributions of net investment income to stockholders	(0.40)	(0.19)	(1.32)	(1.11)
Distributions of capital gains to stockholders	—	—	(0.40)	—
Net asset value at end of period	$19.90	$19.22	$19.90	$19.22
Total return (2)	2.64%	11.85%	8.68%	(1.65)%
Common stock outstanding at beginning of period	17,401,121	11,575,664	17,401,121	8,309,861
Common stock outstanding at end of period	17,401,121	17,401,121	17,401,121	17,401,121
Net assets at beginning of period	$344,199,874	$201,013,682	$347,001,767	$171,626,750
Net assets at end of period	$346,245,560	$334,422,436	$346,245,560	$334,422,436
Average net assets (3)	$347,605,099	$286,238,938	$347,149,075	$205,184,035
Ratio of net investment income to average net assets (4)	2.45%	1.61%	5.64%	5.27%
Ratio of total expenses to average net assets (4)	1.69%	1.22%	4.84%	4.74%
Ratio of portfolio turnover to average investments at fair value (4)	9.44%	17.68%	36.21%	45.80%
Weighted average outstanding debt	$221,445,055	$105,681,319	$164,304,029	$131,762,774
Average debt per share (1)	$12.73	$6.83	$9.44	$12.26
Asset coverage ratio (5)	262.56%	452.02%	262.56%	452.02%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvestment price equal to the NAV per share at the beginning of the period. The total return has not been annualized.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Financial results for the three and nine months ended June 30, 2021 and 2020 have not been annualized for purposes of this ratio.
(5)	Based on outstanding senior securities of $213.0 million and $95.0 million as of June 30, 2021 and 2020, respectively.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of June 30, 2021 and September 30, 2020, off-balance sheet arrangements consisted of $60,495,200 and $43,585,363, respectively, of unfunded commitments to provide debt financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

	June 30, 2021	September 30, 2020
WPEngine, Inc.	$9,504,950	$9,504,950
Coty Inc.	6,352,000	—
Athenex, Inc.	6,242,124	8,322,832
Marinus Pharmaceuticals, Inc.	6,183,760	—
Thrasio, LLC	5,396,904	—
Jazz Acquisition, Inc.	3,592,000	—
Gulf Operating, LLC	3,470,000	—
Assembled Brands Capital LLC	3,121,052	3,904,072
SumUp Holdings Luxembourg S.À.R.L.	2,163,577	—
Latam Airlines Group S.A.	1,883,102	—
NeuAG, LLC	1,551,000	1,551,000
CorEvitas, LLC	1,448,833	1,894,500
MRI Software LLC	1,218,256	2,577,616
Pluralsight, LLC	1,057,932	—
Olaplex, Inc.	1,026,000	513,000
Accupac, Inc.	856,511	856,511
The Avery	822,030	—
Mindbody, Inc.	761,905	761,905
PRGX Global, Inc.	609,399	—
Relativity ODA LLC	543,700	—
Telestream Holdings Corporation	501,000	—
Thermacell Repellents, Inc.	437,500	—
Acquia Inc.	431,113	468,601
Sunland Asphalt & Construction, LLC	342,465	—
Digital.AI Software Holdings, Inc.	284,032	—
Apptio, Inc.	276,923	461,538
109 Montgomery Owner LLC	267,132	—
BAART Programs, Inc.	150,000	—
NuStar Logistics, L.P.	—	7,054,000
A.T. Holdings II SÀRL	—	2,720,000
Ardonagh Midco 3 PLC	—	2,148,573
OEConnection LLC	—	560,336
Immucor, Inc.	—	197,694
iCIMs, Inc.	—	88,235
	$60,495,200	$43,585,363

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement ("ISDA Master Agreement") with its derivative counterparty, The Bank of New York Mellon. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of June 30, 2021, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's foreign currency forward contracts.
Net unrealized gains or losses on foreign currency forward contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on foreign currency forward contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Foreign currency forward contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2021.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$13,268,959	€10,900,857	8/12/2021	$330,310	$—	Derivative asset
Foreign currency forward contract	$17,791,136	£12,568,533	8/12/2021	$426,487	$—	Derivative asset
				$756,797	$—
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2020.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,662,097	€6,026,830	11/12/2020	$—	$411,465	Derivative liability
Foreign currency forward contract	$9,893,413	£7,833,885	11/12/2020	$—	$236,424	Derivative liability
				$—	$647,889

Note 14. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three and nine months ended June 30, 2021, except as discussed below.

Distribution Declaration
On August 6, 2021, the Company's Board of Directors approved a quarterly distribution of $0.42 per share, payable in cash on September 27, 2021 to the Company's stockholders of record as of the close of business on September 15, 2021.

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
We were formed on April 30, 2018 as a Delaware corporation and are externally managed by our Adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) between us and our Adviser, which was approved by our board of directors most recently on August 6, 2021. From July 9, 2018 through May 11, 2020, we were managed by Oaktree Capital Management, L.P., an affiliate of our Adviser. We seek to invest opportunistically across asset classes and geographies, primarily in the form of senior loans, and to a lesser extent, high yield bonds, to borrowers that are in need of direct loans, rescue financings or other capital solutions or that have had challenged or unsuccessful primary offerings. Our investment objective is to generate current income and long-term capital appreciation. We seek to achieve our investment objective without subjecting principal to undue risk of loss by investing primarily in situations where a company or its owners (a) are overleveraged or facing pressures to recapitalize, (b) are unable to access broadly syndicated capital markets, (c) are undervalued after having recently exited bankruptcy or completed a restructuring or (d) are otherwise affected by mispricings or inefficiencies in the capital markets or at different points throughout the credit cycle. We seek to generate revenues primarily in the form of interest income from the investments we hold.
In the current market environment, Oaktree intends to focus primarily on the following areas, in which Oaktree believes there is less competition and thus potential for greater returns, for our new investment opportunities: (1) situational lending, which we define to include directly originated loans to non-sponsor companies that are hard to understand and value using traditional underwriting techniques, (2) select sponsor lending, which we define to include financing to support leveraged buyouts of companies with specialized sponsors that have expertise in certain industries, and (3) stressed sector and rescue lending, which we define to include opportunistic private loans in industries experiencing stress or limited access to capital.
We conducted private offerings (each, a “Private Offering”) of shares of our common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each Closing of a Private Offering, each investor participating in that closing made a capital commitment (each, a “Capital Commitment") to purchase our Common Stock pursuant to a subscription agreement entered into with us in connection with its Capital Commitment (“Subscription Agreement”). Investors were required to fund drawdowns to purchase our Common Stock up to the amount of their respective Capital Commitments on an as-needed basis with a minimum of ten calendar days' prior notice (excluding the initial drawdown for each investor). The initial closing of a Private Offering occurred on August 6, 2018 (the “Initial Closing”). We commenced our loan origination and investment activities shortly after our initial capital drawdown from our non-affiliated investors (the "Initial Drawdown"). The proceeds from the Initial Drawdown provided us with the necessary seed capital to commence operations. As of June 30, 2021, we completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser. As of June 30, 2021, we held $542,933,998 of investments at fair value, up from $429,851,146 held at September 30, 2020, primarily driven by new investment purchases and unrealized appreciation on our investment portfolio during the nine months ended June 30, 2021.
Business Environment and Developments
The rapid spread of COVID-19 in early 2020 led to disruptions in the U.S. and global financial markets. While several countries, including the U.S., have eased certain travel restrictions, business closures and social distancing measures, the U.S. and global economy continues to experience economic uncertainty, particularly due to recurring COVID-19 outbreaks, vaccine hesitancy and potential re-imposition of certain restrictions or lockdowns. This uncertainty can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures, and equity purchase price multiples.
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
As of June 30, 2021, 92.8% of our debt investment portfolio (at fair value) and 92.8% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the London Interbank Offered Rate ("LIBOR"), and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased beginning in March 2020. A prolonged reduction in interest rates will result in a decrease in our total investment income and could result in a decrease in our net investment income to the extent the decreases are not offset by an increase in the spread on our floating rate investments, a decrease in our interest expense or a reduction of our incentive fee on income. In July 2017, the head of the United Kingdom Financial Conduct Authority (the "FCA") announced the desire to phase out the use of LIBOR by the end of 2021. On March 5, 2021, the ICE Benchmark Administration, which is appointed by the FCA as the administrator of LIBOR, announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the 1-week and 2-month U.S. dollar LIBOR settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. On July 29, 2021, the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee ("ARRC"), a steering committee comprised of large U.S. financial institutions, formally recommended the forward-looking Secured Overnight Financing Rate (“SOFR”) term rates proposed by CME Group, Inc. as the replacement for U.S. dollar LIBOR, marking the final step in the ARRC’s Paced Transition Plan implemented to encourage the adoption of SOFR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase-out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.
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
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-

accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of June 30, 2021, there were no investments on which we had stopped accruing cash interest and/or PIK interest and/or OID income.
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

Portfolio Composition
As of June 30, 2021, the fair value of our investment portfolio was $542.9 million and was comprised of investments in 104 portfolio companies. As of September 30, 2020, the fair value of our investment portfolio was $429.9 million and was comprised of investments in 88 portfolio companies.
As of June 30, 2021 and September 30, 2020, our investment portfolio consisted of the following:

	June 30, 2021	September 30, 2020
Cost:
Senior Secured Debt	98.17%	96.05%
Preferred Equity	0.98%	0.03%
Subordinated Debt	0.49%	3.71%
Common Equity & Warrants	0.36%	0.21%
Total	100.00%	100.00%

	June 30, 2021	September 30, 2020
Fair Value:
Senior Secured Debt	97.99%	95.57%
Preferred Equity	1.07%	0.03%
Subordinated Debt	0.51%	3.98%
Common Equity & Warrants	0.43%	0.42%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	June 30, 2021	September 30, 2020
Fair Value:
Application Software	21.01%	17.64%
Biotechnology	6.38%	5.94%
Pharmaceuticals	5.73%	7.21%
Personal Products	5.45%	4.70%
Data Processing & Outsourced Services	4.54%	2.45%
Construction & Engineering	4.12%	0.13%
Industrial Machinery	3.84%	1.39%
Internet & Direct Marketing Retail	3.27%	1.26%
Insurance Brokers	2.91%	3.01%
Fertilizers & Agricultural Chemicals	2.36%	2.78%
Aerospace & Defense	2.33%	1.45%
Health Care Services	2.30%	3.71%
Internet Services & Infrastructure	2.20%	3.38%
Integrated Telecommunication Services	2.02%	4.02%
Health Care Technology	1.83%	3.84%
Oil & Gas Storage & Transportation	1.65%	2.22%
Diversified Support Services	1.62%	2.08%
Real Estate Services	1.62%	1.97%
Leisure Products	1.57%	—%
Health Care Supplies	1.50%	1.84%
Movies & Entertainment	1.47%	4.25%
Real Estate Operating Companies	1.46%	—%
Oil & Gas Refining & Marketing	1.44%	1.74%
Independent Power Producers & Energy Traders	1.40%	1.79%
Electrical Components & Equipment	1.33%	—%
Airport Services	1.28%	1.61%
Other Diversified Financial Services	1.07%	—%
IT Consulting & Other Services	1.06%	1.25%
Communications Equipment	0.91%	—%
Electric Utilities	0.82%	—%
Leisure Facilities	0.82%	—%
Specialized Finance	0.77%	0.15%
Airlines	0.75%	—%
Interactive Media & Services	0.75%	—%
Health Care Equipment	0.73%	—%
Managed Health Care	0.72%	0.88%
Thrifts & Mortgage Finance	0.71%	—%
Restaurants	0.63%	1.73%
Metal & Glass Containers	0.50%	1.86%
Oil & Gas Exploration & Production	0.46%	—%
Research & Consulting Services	0.45%	—%
Forest Products	0.37%	—%
Automotive Retail	0.35%	—%
Food Distributors	0.28%	—%
Electronic Components	0.26%	0.21%
Diversified Banks	0.21%	—%
Alternative Carriers	0.18%	0.60%
Construction Materials	0.16%	0.17%
Specialty Chemicals	0.13%	—%
Housewares & Specialties	0.12%	—%
Specialized REITs	0.11%	0.93%
Food Retail	0.05%	0.11%
Systems Software	—%	2.61%
Publishing	—%	2.18%
Distributors	—%	1.95%
Diversified Real Estate Activities	—%	1.93%
Hotels, Resorts & Cruise Lines	—%	1.43%
Trading Companies & Distributors	—%	0.68%
Household Products	—%	0.31%
Property & Casualty Insurance	—%	0.25%
Health Care Facilities	—%	0.18%
Multi-Sector Holdings	—%	0.18%
Total	100.00%	100.00%

The table below describes investments by geographic composition at fair value as a percentage of total investments:

	June 30, 2021	September 30, 2020
Fair Value:
United States	84.74%	87.29%
United Kingdom	6.41%	5.12%
Switzerland	2.35%	2.37%
Luxembourg	2.21%	2.38%
Australia	1.47%	1.19%
Iceland	1.27%	1.23%
Chile	0.75%	—%
Singapore	0.75%	—%
Canada	0.05%	0.42%
Total	100.00%	100.00%

See the Schedule of Investments as of June 30, 2021 and September 30, 2020 in our consolidated financial statements in Part I, Item 1, of this Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of the three and nine months ended June 30, 2021 and June 30, 2020
Investment Income
Total investment income for the three months ended June 30, 2021 was $14,402,313 and consisted of $12,474,451 of interest income primarily from portfolio investments (including $1,063,850 of PIK interest income) and $1,927,862 of fee income. Total investment income for the three months ended June 30, 2020 was $8,107,281 and consisted of $7,573,034 of interest income primarily from portfolio investments (including $493,661 of PIK interest income) and $534,247 of fee income. The increase in total investment income was primarily due to (1) a $4,901,417 increase in interest income, which was due to a larger investment portfolio and higher OID acceleration resulting from exits of investments and (2) a $1,393,615 increase in fee income primarily due to higher prepayment fees and amendment fees.
Total investment income for the nine months ended June 30, 2021 was $36,377,375 and consisted of $32,345,508 of interest income primarily from portfolio investments (including $2,960,403 of PIK interest income) and $4,031,867 of fee income. Total investment income for the nine months ended June 30, 2020 was $20,538,187 and consisted of $19,426,626 of interest income primarily from portfolio investments (including $1,019,286 of PIK interest income) and $1,111,561 of fee income. The increase in total investment income was primarily due to (1) a $12,918,882 increase in interest income, which was due to a larger investment portfolio and higher OID acceleration resulting from exits of investments and (2) a $2,920,306 increase in fee income primarily due to higher prepayment fees. Based on fair value as of June 30, 2021, the weighted average yield on our debt investments was 8.2%, compared to 7.1% as of June 30, 2020.

Expenses
Total expenses for the three months ended June 30, 2021 and June 30, 2020 were $5,889,934 and $3,504,054, respectively. The increase in total expenses was primarily due to (1) an increase in the size of our investment portfolio as compared to the prior year comparative quarter, which drove a $423,884 increase in base management fees, (2) an increase in total investment income which resulted in a $998,898 increase in investment income incentive fees, (3) a $833,489 increase in interest expense, which was primarily driven by higher weighted average debt outstanding as compared to the prior year comparative quarter and (4) a $96,473 increase in accrued capital gains incentive fees.
Total expenses for the nine months ended June 30, 2021 and June 30, 2020 were $16,801,510 and $9,717,733, respectively. The increase in total expenses was primarily due to (1) an increase in the size of our investment portfolio as compared to the prior year comparative period, which drove a $1,218,997 increase in base management fees, (2) an increase in total investment income which resulted in a $3,366,933 increase in investment income incentive fees and (3) a $2,347,613 increase in accrued capital gains incentive fees.

	Three months ended June 30, 2021	Three months ended June 30, 2020	Nine months ended June 30, 2021	Nine months ended June 30, 2020
Expenses:
Base management fee	$1,398,118	$974,234	$3,845,876	$2,626,879
Investment income incentive fee	2,149,705	1,150,807	5,371,468	2,004,535
Capital gains incentive fee	96,473	—	1,920,041	(427,572)
Professional fees	257,669	218,178	741,431	639,954
Directors fees	38,750	38,750	116,250	116,387
Interest expense	1,630,614	797,125	3,847,862	3,784,294
Administrator expense	105,792	132,370	313,934	376,657
General and administrative expenses	212,813	192,590	644,648	596,599
Total expenses	$5,889,934	$3,504,054	$16,801,510	$9,717,733
Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation was $98,033 for the three months ended June 30, 2021, primarily driven by unrealized depreciation across various investments in the portfolio, partially offset by appreciation in the foreign currency forward contracts. Net unrealized appreciation was $29,288,677 for the three months ended June 30, 2020, largely due to price increases on liquid debt investments and the impact of tighter credit spreads on private debt investment valuations following the improvement in broader credit market conditions.
Net unrealized appreciation was $7,893,619 for the nine months ended June 30, 2021, primarily driven by unrealized appreciation across various investments in the portfolio and foreign currency forward contracts. Net unrealized depreciation was $8,059,705 for the nine months ended June 30, 2020, largely due to increased market volatility and wider credit spreads resulting from the onset of the COVID-19 pandemic in March 2020 and the direct impact of the COVID-19 pandemic on certain of our portfolio companies.
Net Realized Gains (Losses)
Net realized gains were $695,814 and $1,648,841 for the three months ended June 30, 2021 and 2020, respectively, primarily driven by realized gains resulting from exits of various investments in the portfolio. For the three months ended June 30, 2021, net realized gains were partially offset by realized losses on foreign currency forward contracts. Net realized gains were $1,821,499 and $2,280,756 for the nine months ended June 30, 2021 and 2020, respectively, primarily driven by realized gains resulting from exits of various investments in the portfolio. For the nine months ended June 30, 2021, net realized gains were partially offset by realized losses on foreign currency forward contracts.
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
For the nine months ended June 30, 2021, we experienced a net decrease in cash and cash equivalents and restricted cash of $7,250,962. During that period, $84,106,941 of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by cash proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $77,264,867, primarily consisting of $98,000,000 of net borrowings under our credit facilities and $10,000,000 of proceeds from secured borrowings, partially offset by distributions to stockholders of $29,929,931 and financings costs paid of $805,202.
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
As of June 30, 2021, we had $23,765,124 of cash and cash equivalents (including $2,698,855 of restricted cash), portfolio investments (at fair value) of $542,933,998, $2,637,867 of interest receivable, $203,000,000 of borrowings outstanding under our credit facilities, $10,000,000 of secured borrowings, $3,875,040 of net payables from unsettled transactions and unfunded commitments of $60,495,200.
As of September 30, 2020, we had $31,016,086 of cash and cash equivalents (including $2,273,803 of restricted cash), portfolio investments (at fair value) of $429,851,146, $1,485,133 of interest receivable, $105,000,000 of borrowings outstanding under our credit facilities, $5,480,988 of net payables from unsettled transactions and unfunded commitments of $43,585,363.
Equity Activity
As of June 30, 2021, we completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.
We have the authority under our organizational documents to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for our Common Stock through June 30, 2021:

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

Leverage
On July 9, 2018, our sole stockholder approved our becoming subject to a minimum asset coverage ratio of 150% as set forth in Section 61(a)(2) of the Investment Company Act. As a result of this approval, we are permitted to borrow amounts so long as our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2021, our asset coverage ratio, as defined in the Investment Company Act, was 262.6%, and senior securities outstanding were $213.0 million.
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
As of June 30, 2021 and September 30, 2020, we had no borrowings outstanding under the CNB-1 Facility. Our borrowings under the CNB-1 Facility bore interest at a weighted average interest rate of 3.27% for the nine months ended June 30, 2020. For the three and nine months ended June 30, 2020, we recorded interest expense (inclusive of fees) of $165,523 and $1,769,383, respectively, related to the CNB-1 Facility.
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

As of June 30, 2021 and September 30, 2020, we had $43.0 million and $5.0 million, respectively, outstanding under the CNB-2 Facility. For the nine months ended June 30, 2021 and 2020, our borrowings under the CNB-2 Facility bore interest at a weighted average interest rate of 3.05% and 3.17%, respectively. For the three and nine months ended June 30, 2021, we recorded interest expense (inclusive of fees) of $412,780 and $951,038, respectively, related to the CNB-2 Facility. For the three and nine months ended June 30, 2020, we recorded interest expense (inclusive of fees) of $13,748 related to the CNB-2 Facility.
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
As of June 30, 2021 and September 30, 2020, we had $160.0 million and $100.0 million, respectively, outstanding under the Citibank Facility. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.36% and 3.16% for the nine months ended June 30, 2021 and 2020, respectively. For the three and nine months ended June 30, 2021, we recorded interest expense (inclusive of fees) of $1,154,709 and $2,794,358, respectively, related to the Citibank Facility. For the three and nine months ended June 30, 2020, the Company recorded interest expense (inclusive of fees) of $617,854 and $2,001,163, respectively, related to the Citibank Facility.
Secured Borrowings
As of June 30, 2021, we had $10.0 million of secured borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which has a maximum settlement date of September 2, 2021. There were no secured borrowings outstanding as of September 30, 2020. We recorded $0.1 million of interest expense in connection with secured borrowings for each of the three and nine months ended June 30, 2021. Our secured borrowings bore interest at a weighted average rate of 3.24% for the nine months ended June 30, 2021.
Contractual Obligations

	Debt Outstanding as of September 30, 2020	Debt Outstanding as of June 30, 2021	Weighted average debt outstanding for the nine months ended June 30, 2021	Maximum debt outstanding for the nine months ended June 30, 2021
Citibank Facility	$100,000,000	$160,000,000	$127,864,469	$160,000,000
CNB-2 Facility	5,000,000	43,000,000	32,227,106	53,000,000
Secured Borrowings	—	10,000,000	4,212,454	10,000,000
Total debt	$105,000,000	$213,000,000	$164,304,029

	Payments due by period as of June 30, 2021
	Total	< 1 year	1-3 years	3-5 years
CNB-2 Facility	$43,000,000	$—	$43,000,000	$—
Interest due on CNB-2 Facility	2,296,966	1,182,500	1,114,466	—
Citibank Facility	160,000,000	—	—	160,000,000
Interest due on Citibank Facility	12,224,160	3,416,400	6,832,800	1,974,960
Secured borrowings	10,000,000	10,000,000	—	—
Interest due on secured borrowings	58,048	58,048	—	—
Total	$227,579,174	$14,656,948	$50,947,266	$161,974,960

Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As indicated in the table below, as of June 30, 2021 and September 30, 2020, off-balance sheet arrangements consisted of $60,495,200 and $43,585,363, respectively, of unfunded commitments to provide debt financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.

	June 30, 2021	September 30, 2020
WPEngine, Inc.	$9,504,950	$9,504,950
Coty Inc.	6,352,000	—
Athenex, Inc.	6,242,124	8,322,832
Marinus Pharmaceuticals, Inc.	6,183,760	—
Thrasio, LLC	5,396,904	—
Jazz Acquisition, Inc.	3,592,000	—
Gulf Operating, LLC	3,470,000	—
Assembled Brands Capital LLC	3,121,052	3,904,072
SumUp Holdings Luxembourg S.À.R.L.	2,163,577	—
Latam Airlines Group S.A.	1,883,102	—
NeuAG, LLC	1,551,000	1,551,000
CorEvitas, LLC	1,448,833	1,894,500
MRI Software LLC	1,218,256	2,577,616
Pluralsight, LLC	1,057,932	—
Olaplex, Inc.	1,026,000	513,000
Accupac, Inc.	856,511	856,511
The Avery	822,030	—
Mindbody, Inc.	761,905	761,905
PRGX Global, Inc.	609,399	—
Relativity ODA LLC	543,700	—
Telestream Holdings Corporation	501,000	—
Thermacell Repellents, Inc.	437,500	—
Acquia Inc.	431,113	468,601
Sunland Asphalt & Construction, LLC	342,465	—
Digital.AI Software Holdings, Inc.	284,032	—
Apptio, Inc.	276,923	461,538
109 Montgomery Owner LLC	267,132	—
BAART Programs, Inc.	150,000	—
NuStar Logistics, L.P.	—	7,054,000
A.T. Holdings II SÀRL	—	2,720,000
Ardonagh Midco 3 PLC	—	2,148,573
OEConnection LLC	—	560,336
Immucor, Inc.	—	197,694
iCIMs, Inc.	—	88,235
	$60,495,200	$43,585,363
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

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2020	67.8%	7.5%

The following table reflects the distributions per share that we have paid on our common stock during the nine months ended June 30, 2021:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	December 15, 2020	December 31, 2020	$0.35	$6,090,393
Special	December 15, 2020	December 31, 2020	0.62	10,788,696
Quarterly	March 15, 2021	March 26, 2021	0.35	6,090,393
Quarterly	June 15, 2021	June 30, 2021	0.40	6,960,449
			$1.72	$29,929,931

The following table reflects the distributions per share that the Company has paid on its common stock during the nine months ended June 30, 2020:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	November 7, 2019	November 21, 2019	$0.29	$2,409,859
Special	December 13, 2019	December 30, 2019	0.32	2,659,155
Quarterly	March 13, 2020	March 31, 2020	0.31	2,576,058
Quarterly	June 15, 2020	June 30, 2020	0.19	3,306,213
			$1.11	$10,951,285
Related Party Transactions
We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator, an affiliate of the Adviser. The Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and is a subsidiary of Oaktree Capital Group, LLC.
Recent Developments
Distribution Declaration
On August 6, 2021, our Board of Directors approved a quarterly distribution of $0.42 per share, payable in cash on September 27, 2021 to our stockholders of record as of the close of business on September 15, 2021.

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
As of June 30, 2021, 92.8% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of June 30, 2021 and September 30, 2020 was as follows:

	June 30, 2021		September 30, 2020
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$89,985,220	18.13%	$157,901,514	41.07%
>0% and <1%	97,197,344	19.59	22,669,112	5.90
1%	289,188,068	58.29	186,952,230	48.63
>1%	19,779,318	3.99	16,920,741	4.40
Total	$496,149,950	100.00%	$384,443,597	100.00%

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2021, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
250	$8,849,251	$(5,012,328)	$3,836,923
200	6,433,948	(3,997,328)	2,436,620
150	4,055,672	(2,982,328)	1,073,344
100	1,729,608	(1,967,328)	(237,720)
50	513,723	(952,328)	(438,605)

The net effect of any decrease in interest rates is limited and would not be of significance due to interest rate floors on investments and borrowings outstanding.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for all floating rate loans is indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of June 30, 2021 and September 30, 2020:

	June 30, 2021		September 30, 2020
	Debt Investments	Borrowings	Debt Investments	Borrowings
Prime rate	$1,097,727	$—	$1,097,727	$—
LIBOR:
30 day	192,897,703	43,000,000	236,868,831	5,000,000
60 day	7,090,938	—	884,313	—
90 day	172,376,968	160,000,000	101,322,531	100,000,000
180 day	74,251,981	—	40,118,326	—
360 day	24,288,836	—	1,243,477	—
EURIBOR:
30 day	6,103,827	—	6,035,630	—
90 day	8,087,838	—	—	—
180 day	1,234,355	—	1,206,572	—
UK LIBOR:
30 day	4,317,031	—	—	—
180 day	13,657,914	—	10,440,873	—
Fixed rate	38,952,838	10,000,000	41,127,259	—
Total	$544,357,956	$213,000,000	$440,345,539	$105,000,000

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes during the three and nine months ended June 30, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2020.
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
Date: August 11, 2021