Form 10-K
period 2021-09-30
Oaktree Strategic Income II, Inc.
filed 2021-12-14
CIK 1744179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A

1

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 13, 2021
Common stock, $0.001 par value	17,401,121

As of September 30, 2021, there was no established public market for the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

2

OAKTREE STRATEGIC INCOME II, INC.

FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2021

3

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
As of September 30, 2021, we completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser. As of September 30, 2021, the fair value of our investment portfolio was $575.4 million and was comprised of investments in 108 portfolio companies. At fair value, 97.3% of our portfolio consisted of senior secured debt investments as of September 30, 2021. The weighted average annual yield of our debt investments at fair value as of September 30, 2021 was approximately 8.6%.
We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a BDC, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act. On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended Section 61(a) of the Investment Company Act to add a new Section 61(a)(2) that reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements, which we have made, and obtains certain approvals, which we have obtained. Accordingly, we are subject to an asset coverage requirement of 150%. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2021, we had senior securities outstanding of $261.0 million and an asset coverage ratio of 232.8%.
Our Adviser
Our investment activities are managed by our Adviser. Subject to the overall supervision of our board of directors, our Adviser manages our day-to-day operations and provides investment advisory services to us pursuant to the investment advisory agreement (the “Investment Advisory Agreement”) by and between our Adviser and us.
Our Adviser is a Delaware limited liability company registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Adviser is an affiliate of OCM, a leading global investment management firm headquartered in Los Angeles, California, focused on less efficient markets and alternative investments. A number of the senior executives and investment professionals of our Adviser and its affiliates have been investing together for over 35 years and have generated impressive investment performance through multiple market cycles. Our Adviser and its affiliates emphasize an opportunistic, value oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high-yield debt and senior loans), control investing, real estate, convertible securities and listed equities.
In 2019, Brookfield acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Brookfield is a leading global alternative asset manager with a history spanning over 100 years and approximately $625 billion of assets under management (inclusive of OCG) across a broad portfolio of real estate, infrastructure, renewable power, credit and private equity assets. Commencing in 2022, OCG's founders, senior management and current and former employee-unitholders of OCG will be able to sell their remaining OCG units to Brookfield over time pursuant to an agreed upon liquidity schedule and approach to valuing such units at the time of liquidation. Pursuant to this liquidity schedule, the earliest year in which Brookfield could own 100% of the OCG business is 2029.
The primary firm-wide goal of our Adviser and its affiliates is to achieve attractive returns while bearing less than commensurate risk. Our Adviser and its affiliates believe that they can achieve this goal by taking advantage of market inefficiencies in which financial markets and their participants fail to accurately value assets or fail to make available to companies the capital that they reasonably require. Our Adviser and its affiliates believe that their defining characteristic is their adherence to the highest professional standards, which has yielded several important benefits. First and foremost, this characteristic has allowed our Adviser and its affiliates to attract and retain an extremely talented group of investment professionals (the "Investment Professionals"), as well as accounting, valuation, legal, compliance and other administrative professionals. As of September 30, 2021, our Adviser and its affiliates had more than 1,000 professionals in 19 cities and 14 countries, including 44 portfolio managers with an average experience of 25 years and approximately 1,000 years of combined industry experience. Specifically, the Strategic Credit group that is primarily responsible for implementing our investment strategy consists of over 20 Investment Professionals led by Armen Panossian, our Chief Executive Officer and Chief Investment Officer, who focus on the investment strategy employed by our Adviser and certain of its affiliates. In addition, this characteristic has permitted the investment team to build strong relationships with brokers, banks and other market participants. These institutional relationships have been instrumental in strengthening access to trading opportunities, to understanding the current market, and to executing the investment team’s investment strategies. Our Adviser and its affiliates aim to attract, motivate and retain talented employees (both Investment Professionals and accounting, valuation, legal, compliance and other administrative professionals) by making them active participants in, and beneficiaries of, the platform’s success. In addition to competitive base salaries, all OCM employees share in a discretionary bonus pool. An employee’s participation in the bonus pool is based on the overall success of our Adviser and its affiliates and the individual employee’s performance and level of responsibility.
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
Business Strategy
Our investment objective is to generate current income and long-term capital appreciation. Our Adviser intends to implement the following business strategy to achieve our investment objective:

•Portfolio Positioning. Our Adviser intends to generate a competitive return on equity and sustainable, consistent dividends through (1) opportunistically investing across the capital structure, (2) seeking to take advantage of dislocations in financing markets and other situations that may benefit from our Adviser’s credit and restructuring expertise, including as a result of the outbreak of a novel and highly contagious form of coronavirus (“COVID-19”), and (3) generating capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions.

•Emphasis on Proprietary Deals. Our Adviser is focused on proprietary opportunities as well as partnering with other lenders as appropriate. Dedicated sourcing professionals of our Adviser and its affiliates are in continuous contact with financial sponsors and corporate clients to originate proprietary deals and seek to leverage the networks and relationships of the Investment Professionals with management teams and corporations to originate non-sponsored transactions. Since 2005, our Adviser and its affiliates have invested more than $25 billion in over 450 directly originated loans, and the platform of our Adviser and its affiliates has the capacity to invest in large deals and to solely underwrite transactions.
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
•Manage Risk Through Loan Structures. Our Adviser seeks to leverage its experience in identifying structural risks in prospective portfolio companies and developing customized solutions to enhance downside protection where possible. Our Adviser has the expertise to structure comprehensive, flexible and customized solutions for companies of all sizes across numerous industry sectors. Our Adviser employs a rigorous due diligence process and seeks to include covenant protections designed to ensure that we, as the lender, can negotiate with a portfolio company before a debt investment reaches impairment. The platform of our Adviser and its affiliates can address a wide range of borrower needs, with capability to invest across the capital structure and to fund large loans, and our Adviser pays close attention to market trends. Our Adviser provides certainty to borrowers by seeking to provide fully underwritten financing commitments and has expertise in both performing credit as well as restructuring and turnaround situations, which allowed us to invest and lend throughout the COVID 19 pandemic and during other times of market stress when our competitors may have had to halt or reduce investment activity.
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
We seek to invest opportunistically across asset classes and geographies and expect most of our investments to be in securities of eligible portfolio companies, in the form of senior loans, and to a lesser extent, high yield bonds, where such companies may be in need of direct loans, rescue financings or other capital solutions or that may have had challenged or unsuccessful primary offerings. As of September 30, 2021, the fair value of our investment portfolio was $575.4 million and was comprised of investments in 108 portfolio companies. At fair value as of September 30, 2021, 97.3% of our portfolio consisted of senior secured loans, including 83.5% of first lien loans and 13.8% of second lien loans, and 0.7% of our portfolio consisted of unsecured debt investments.
When we make a debt investment, we may also be granted equity, such as warrants to purchase common stock in a portfolio company. To a lesser extent, we may also make preferred and/or common equity investments, which are usually in conjunction with a concurrent debt investment or the result of an investment restructuring. For non-control equity investments, we generally seek to structure our non-control equity investments to provide us with minority rights protections and event-driven put rights. We also seek to obtain limited registration rights in connection with these investments, which may include “piggyback” registration rights. At fair value as of September 30, 2021, 2.0% of our portfolio consisted of common equity, preferred equity and warrants.
Since we intend to be an opportunistic investment vehicle, the composition of our portfolio will change with market conditions. We may invest across the capital structure, in both liquid and illiquid securities and obligations, which the Investment Professionals believe should allow us to access attractive risk-reward opportunities as they arise.
Identification of Investment Opportunities
Our primary focus is on identifying differentiated private lending opportunities, with a secondary emphasis on identifying opportunities in the public markets.
Private Lending Opportunities. We believe that the market for lending to private companies is underserved and presents a compelling investment opportunity. We intend to focus on private lending opportunities in the following key areas:

•Situational Lending. Certain businesses may present challenges for traditional lenders to understand or value, thus presenting attractive lending opportunities for the Company. Prospective borrowers with little-to-no revenue or earnings before interest, taxes, depreciation and amortization, or EBITDA, may be unable to secure financing from traditional lenders. In these instances, a debt-to-EBITDA approach may not be appropriate, instead requiring a value-oriented approach that involves targeting low loan-to-value ratios and negotiating bespoke covenants, contingencies and terms that help mitigate business-specific risks. Examples of these opportunities may include life sciences companies that have revenue-generating drugs and hard assets, but reinvest that capital into research and development for promising new products.

•Sponsor-Related Financings. Financing for portfolio companies backed by private equity firms is one the most active areas of opportunity, including those opportunities related to leveraged buyouts and refinancings. The Investment Professionals have many longstanding relationships with established, reputable sponsors, and generally favor sponsors that view their portfolio companies as long-term partners and those that specialize in certain industries where they have significant subject matter expertise. In addition, the Investment Professionals have historically favored borrowers backed by sponsors that have demonstrated a willingness to invest large amounts of equity, which provides enhanced downside credit protection. Examples of these opportunities may include financings for software- or healthcare-focused borrowers backed by private equity firms.

•Stressed Sector/Rescue Lending. Individual businesses or sectors experiencing stress or reduced access to capital, which can create attractive private lending opportunities. Broad market weakness or sector-specific issues can constrain borrowers’ access to capital. Further, certain factors such as regulation may cause entire industries (e.g., energy) to be rebuffed by more traditional lenders (e.g., commercial banks) such that all borrowers in an industry lose access to capital, regardless of their individual financial condition. Often times, by sifting through an industry issuer-by-issuer, the Investment Professionals can identify attractive investment opportunities that are over-secured by valuable assets. Examples of these opportunities may include debtor-in-possession loans or loans to companies in sectors severely impacted by COVID-19, such as entertainment, real estate and travel.

Opportunities in Public Markets. Certain factors may also create opportunities for us in the public market and allow us to leverage Oaktree’s broader credit platform and decades of credit investing experience. These factors may include:

•Macro Factors. Macro factors that drive market dislocations can ripple through the global economy and include sovereign debt crises, political elections, global pandemics, including the ongoing COVID-19 pandemic, and other unexpected geopolitical events. These factors drive highly correlated “risk on” and “risk off” market swings and frequently result in the indiscriminate selling of securities and obligations at prices that the Investment Professionals believe are well below their intrinsic values.

•Industry Headwinds. Select industries may face secular challenges or may fall out of favor due to a variety of factors such as evolving technology or regulation. These headwinds can cause the debt of healthy and unhealthy companies alike to trade lower, potentially allowing the Investment Professionals to identify mispriced opportunities.

•Company Characteristics. Company-specific factors that drive market dislocations include overleveraged balance sheets, near-term liquidity or maturity issues, secular pressures, acute shock to company operations, asset-light businesses and new or relatively small issuers. These factors may result in mispriced securities or require a highly structured direct loan.
Investment Criteria and Guidelines
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
•Geography. As a BDC, we will invest at least 70% of our total assets in U.S. companies. To the extent we invest in non-U.S. companies, we intend to do so in accordance with Investment Company Act limitations and only in jurisdictions with established legal frameworks and a history of respecting creditor rights.
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
Screen Using Investment Criteria
We are highly selective in making new investments. The initial screening process typically includes a review of the proposed capital structure of the prospective portfolio company, including level of assets or enterprise value coverage, an assessment by our Adviser of the company’s management team and its equity ownership levels as well as the viability of its long-term business model, and a review of forecasted financial statements and liquidity profile. In addition, our Adviser may assess the prospect of industry or macroeconomic catalysts that may create enhanced value in the investment as well as the potential ability to enforce creditor rights, particularly where collateral is located outside of the United States.
Research
Prior to making any new investment, our Adviser seeks to engage in an extensive due diligence process led by investment analysts assigned to each transaction. The analysts assess a company’s management team, products, services, competitive position in its markets, barriers to entry and operating and financial performance, as well as the growth potential of its markets. In performing this evaluation, the analysts may use financial, descriptive and other due diligence materials provided by the prospective portfolio company, commissioned third party reports and internal sources, including members of the investment team, industry participants and experts with whom our Adviser has relationships. As part of the research process, our Adviser’s analysts typically perform a “what-if” analysis that explores a range of values for each proposed investment and a range of potential credit events.
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
Monitor
Our Adviser prioritizes managing risk. In managing our portfolio, our Adviser monitors each portfolio company to be well-positioned to make hold and exit decisions when credit events occur, our collateral becomes overvalued or opportunities with more attractive risk/reward profiles are identified. Investment analysts are assigned to each investment to monitor industry developments, review company financial statements, attend company presentations and regularly speak with company management. Based on their monitoring, the Investment Professionals seek to determine the optimal time and strategy for exiting and maximizing the return on the investment, typically when prices or yields reach target valuations. In circumstances where a particular investment is underperforming, our Adviser intends to employ a variety of strategies to maximize its recovery based on the specific facts and circumstances of the underperforming investment, including actively working with the management to restructure all or a portion of the business, explore the possibility of a sale or merger of all or a portion of the assets, recapitalize or refinance the balance sheet, negotiate deferrals or other concessions from existing creditors and arrange new liquidity or new equity contributions. We believe that our Adviser’s experience with restructurings and our access to our Adviser’s deep knowledge, expertise and contacts in the distressed debt area will help us preserve the value of our investments.
In addition, throughout the COVID-19 pandemic, our Adviser has remained in close contact with many of our portfolio companies to understand their liquidity and solvency positions and changes thereto. We believe that these efforts to closely monitor and identify vulnerable investments have allowed us to address potential problems early and provide constructive solutions to our portfolio companies.
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
Allocation of Investment Opportunities and Potential Conflicts of Interest
Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our Adviser’s affiliates. For example, Oaktree presently serves as the investment adviser to Oaktree Specialty Lending Corporation (“OCSL”), which is a publicly traded business development company. OCSL has historically invested in debt and debt-like instruments similar to those we target for investment. Therefore, there may be certain investment opportunities that satisfy our investment criteria and that of OCSL as well as private investment funds and accounts advised or sub-advised by Oaktree or its affiliates. OCSL operates as a distinct and separate entity, and any investment in the Common Stock will not be an investment in OCSL. In addition, all of our executive officers serve in substantially similar capacities for OCSL. Accordingly, our executive officers may have obligations to investors in those entities, the fulfillment of which might not be in our best interests or the best interests of our stockholders. For example, the personnel of the Adviser may face conflicts of interest in the allocation of investment opportunities to us and OCSL.
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
Election to be Taxed as a Regulated Investment Company
We have elected to be treated, and intend to operate in a manner so as to continuously qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute (or are deemed to distribute) to our stockholders as dividends. Instead, dividends we distribute (or are deemed to distributed) generally will be taxable to stockholders, and any net operating losses, foreign tax credits and most other tax attributes generally will not pass through to stockholders. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each tax year, at least 90% of the Company’s “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses (the “Annual Distribution Requirement”).
If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We are subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.
We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, and on which we paid no U.S. federal income tax, in preceding years.

In order to maintain our qualification as a RIC for U.S. federal income tax purposes, we must, among other things:
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
Code of Ethics
We have adopted a joint code of ethics with OCSL pursuant to Rule 17j-1 under the Investment Company Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. We hereby undertake to provide a copy of this code to any person, without charge, upon request. Requests for a copy of this code may be made in writing addressed to Oaktree Strategic Income II, Inc., 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
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

The following is a summary of the principal risk factors associated with an investment in us:

•Our current and future investments in distressed or bankrupt companies are subject to significant risks — We have acquired, and may in the future opportunistically acquire the securities and obligations of distressed companies, including opportunistic acquisitions during the COVID-19 pandemic. These investments in distressed companies are subject to significant risks, including lack of income, extraordinary expenses, uncertainty with respect to satisfaction of debt, lower-than-expected investment values or income potentials and resale restrictions.

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

•Uncertainty regarding LIBOR may adversely affect our business, results of operations and financial condition —Changes in interest rates, changes in the method for determining the London Interbank Offered Rate ("LIBOR") and the eventual replacement of LIBOR may adversely affect our cost of capital and net investment income.

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

•We operate in a highly competitive market for investment opportunities — We may not be able to take advantage of attractive investment opportunities as a result of competition with other investors.

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

Risks Relating to the COVID-19 Pandemic

Global economic, political and market conditions caused by the COVID-19 public health crisis have adversely affected, and may continue to adversely affect our business, results of operations and financial condition and those of our portfolio companies.

There continues to be an outbreak of COVID-19, which the World Health Organization declared in March 2020 to constitute a pandemic. The outbreak of COVID-19 has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak continues to evolve, and at various points during the pandemic many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues for unknown durations. Businesses have also implemented precautionary measures. The global impact of the COVID-19 pandemic continues to evolve. While several countries, including the U.S., have eased certain travel restrictions, business closures and social distancing measures, the U.S. and global economies continue to experience economic uncertainty, particularly due to recurring COVID-19 outbreaks, vaccine hesitancy and potential re-imposition of certain restrictions or lockdowns.

Any disruptions in the capital markets, as a result of the COVID-19 pandemic or otherwise, may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market.  These and any other unfavorable economic conditions created by COVID-19 and related restrictions and closures could increase our funding costs, limit our access to the capital markets and result in a decision by lenders not to extend credit to us. During the spring of 2020, the occurrence of these events negatively impacted the fair value of the investments that we held, and if they were to occur again in the future, could limit our investment originations (including as a result of the investment professionals of our Adviser diverting their time to the restructuring of certain investments), negatively impact our operating results and limit our ability to grow.  In addition, our success depends in substantial part on the management, skill and acumen of our Adviser, whose operations may be adversely impacted, including through quarantine measures and travel restrictions imposed on its investment professionals, service providers, or any related health issues of such investment professionals, service providers, or their families.

In addition, COVID-19 related restrictions, closures and related market conditions (including impacts on supply chains and consumer demand) resulted in and in the future, could further result in, certain of our portfolio companies halting or significantly curtailing operations. The financial results of middle-market companies in which we primarily invest, have experienced deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration will further depress the outlook for middle-market companies. Further, adverse economic conditions have decreased and may in the future decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions have required and may in the future require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations. In addition, as governments continue to ease COVID-19 related restrictions and impose certain COVID-19 mitigation measures, certain of our portfolio companies may experience increases in health and safety expenses, payroll costs and other operating expenses.

As the potential long-term impact of COVID-19 remains difficult to predict, the extent to which COVID-19 could negatively affect our and our portfolio companies’ operating results or the duration or reoccurrence of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments regarding the duration and severity of COVID-19 and the actions taken by governments (including stimulus measures or the lack thereof) and their citizens to contain COVID-19 or treat its impact, all of which are beyond our control. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

We have acquired, and may in the future opportunistically acquire the securities and obligations of distressed companies, including opportunistic acquisitions made during the COVID-19 pandemic.  These investments in distressed or bankrupt companies are subject to significant risks, including lack of income, extraordinary expenses, uncertainty with respect to satisfaction of debt, lower-than-expected investment values or income potentials and resale restrictions.

We have acquired, and may in the future acquire, the securities and other obligations of distressed or bankrupt companies, including opportunistic acquisitions during the COVID-19 pandemic. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, when we invest in distressed debt, our ability to achieve current income for our stockholders may be diminished, particularly where the portfolio company has negative earnings before interest, taxes, depreciation and amortization ("EBITDA").

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

Except to the extent required as a BDC or RIC, the Adviser is not under any other obligation to diversify our investments, whether by reference to the amount invested or the industries or geographical areas in which portfolio companies operate. Oaktree may allocate capital among investments as it determines in its sole discretion, subject to the goal of maximizing our returns, and stockholders will have no assurances with respect to the diversification or geographic concentration of the investment program. This lack of diversification will expose us to losses disproportionate to market declines in general if there are disproportionately greater adverse price movements in the particular investments, and our investment portfolio may be subject to more rapid changes in value than would be the case if we were required to maintain a wide diversification among companies, industries and types of securities. To the extent we hold investments concentrated in a particular issuer, security, asset class, industry or geographic region, we will be more susceptible than a more widely diversified investment vehicle to the negative consequences of a single corporate, economic, political or regulatory event. Unfavorable performance by any number of investments could substantially adversely affect the aggregate returns realized by stockholders. Approximately 18.42% of the Company's investments at fair value as of September 30, 2021 are concentrated in the Application Software industry.
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

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to impacting their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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
Debt instruments and loans acquired by us may become non-performing following their acquisition for a wide variety of reasons. Such non-performing instruments or loans may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of principal. It is possible that we may find it necessary or desirable to foreclose on collateral securing one or more real loans purchased by us. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Borrowers often resist foreclosure actions, which often prolongs and complicates an already difficult and time-consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, a borrower may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property.
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
Our investment program may include investments in significant amounts of bank loans and participations, as well as other direct lending transactions. These obligations are subject to unique risks, including (a) the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws, (b) so-called lender-liability claims by the issuer of the obligations, (c) environmental liabilities that may arise with respect to collateral securing the obligations and (d) limitations on our ability to enforce directly our rights with respect to participations. In addition, bank loans may not be deemed to be “securities” for purposes of the federal securities laws and therefore may not have the protections afforded by the federal securities laws, including anti-fraud protections. In analyzing each bank loan or participation, we compare the relative significance of the risks against the expected benefits of the investment. Successful claims by third parties arising from these and other risks, absent certain conduct by the Adviser, its affiliates and certain other individuals, will be borne by us. In addition, the settlement process for the purchase of bank loans can take significantly longer than the timeframes established by the Loan Syndications & Trading Association and comparable non-U.S. bodies. The longer a trade is outstanding between the counterparties, the greater the risk of additional operational and settlement issues and the potential for our counterparty to fail to perform.

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
Our investments include “covenant-lite” loans, which may give us fewer rights and subject us to greater risk of loss than loans with financial maintenance covenants.
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

Changes in interest rates, changes in the method for determining LIBOR and the replacement of LIBOR may affect our cost of capital and our net investment income.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. On March 5, 2021, ICE Benchmark Administration Limited (“ICE”) announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the 1-week and 2-month U.S. dollar LIBOR settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large US financial institutions, formally recommended the forward-looking Secured Overnight Financing Rate (“SOFR”) term rates proposed by CME Group, Inc. as the replacement for U.S. dollar LIBOR, marking the final step in the ARRC’s Paced Transition Plan implemented to encourage the adoption of SOFR. As of the date of this Annual Report, the current nominated replacement for GBP-LIBOR is the Sterling Overnight Interbank Average Rate (“SONIA”). In July 2020, Bloomberg began publishing fallbacks that the International Swaps and Derivatives Association (“ISDA”) intends to implement in lieu of LIBOR with respect to swaps and derivatives. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, including SONIA, there remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate. In many cases, the nominated replacements, as well as other potential replacements, are not complete or ready to implement and require margin adjustments. There is currently no final consensus as to which benchmark rate(s) (along with any adjustment and/or permutation thereof) will replace all or any LIBOR tenors after the discontinuation thereof and there can be no assurance that any such replacement benchmark rate(s) will attain market acceptance. Any transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

It is not possible to predict whether there will be any further changes in the methods pursuant to which the LIBOR rates are determined and any other reforms to LIBOR that will be enacted in the United States, the U.K. or elsewhere, or the effects thereof. Any such changes or further reforms to LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR rates, which could have a material adverse impact on the value of our investments and any payments linked to LIBOR thereunder.

LIBOR is likely to perform differently than in the past and, ultimately, cease to exist as a global benchmark going forward. Until an alternative benchmark rate(s) becomes generally accepted and regularly implemented in the market, the uncertainty as to the future of LIBOR, its eventual phase-out, the transition to one or more alternate benchmark rate(s), and the implementation of such new Benchmark Rate(s) may impact a number of factors, which, either alone or in the aggregate, may cause a material adverse effect on our performance and our ability to achieve its investment objective. Such factors include, without limitation: (i) the administration and/or management of our portfolio of investments, including (a) cost of funding or other operational or administrative costs, (b) costs incurred to transition to and implement a substitute index or benchmark rate(s) for purposes of calculating interest, (c) costs of negotiating with counterparties with respect to an acceptable replacement calculation and potential amendments to existing debt instruments or credit facilities currently utilizing LIBOR to determine interest rates, and/or (d) costs of potential disputes and/or litigation regarding interest calculation, loan value, appropriateness or comparability of any new benchmark rate(s) or any other dispute over terms relating to or arising from any of the foregoing; (ii) the availability (or lack thereof) of potential investments in the market during the transition period; (iii) the time periods necessary to make investments and deploy capital during the transition period; (iv) the calculation and value of our investments and our overall cash flows, profitability and performance; (v) the liquidity of our investments in the secondary market or otherwise, and the asset-liability management strategies available to us; (vi) basis risks between investments and hedges and basis risks within investments (e.g., securitizations); or (vii) any mismatch, during a transition period or otherwise, between a Benchmark Rate used for our leverage facilities and another used for one or more of our investments.

The Adviser does not have prior experience in investing during a period of Benchmark Rate transition and there can be no assurance that the Adviser will be able to manage our business in a profitable manner before, during or after such transition. Furthermore, in anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond 2021 with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established and we may also need to renegotiate the terms of our credit facilities. Any such renegotiations may have a material adverse effect on our business, financial condition and results of operations, including as a result of changes in interest rates payable to us by our portfolio companies or payable by us under our credit facilities.

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

In order to qualify for the tax benefits available to RICs and to minimize corporate-level U.S. federal income taxes, we intend to distribute to our stockholders at least 90% of our taxable income each tax year, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we would be subject to U.S. federal income taxes at the corporate rate on such deemed distributions on behalf of our stockholders.

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
We are an “emerging growth company” as defined in the JOBS Act, which means that we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. As a result, we have taken advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We cannot predict if investors will find the Common Stock less attractive because we rely on this exemption. If some investors find the Common Stock less attractive as a result, there may be less of an interest in investing. We did not take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of an initial public offering, (ii) in which we have total annual gross revenue of at least $1 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of the Common Stock that is held by non-affiliates exceeds $700 million as of the end of the prior second fiscal quarter, and (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and are expected to continue to increase in frequency and severity in the future. The information and technology systems of Oaktree, its affiliates, portfolio companies, issuers and service providers may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors or malfeasance by their respective professionals or service providers, power, communications or other service outages, and catastrophic events such as fires, tornadoes, floods, hurricanes, earthquakes or terrorist incidents. If unauthorized parties gain access to such information and technology systems, or if personnel abuse or misuse their access privileges, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to stockholders (and their beneficial owners) and material non-public information. Although Oaktree has implemented, and portfolio companies, issuers and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Oaktree does not control the cybersecurity plans and systems put in place by third party service providers, and such third party service providers may have limited indemnification obligations to Oaktree, its affiliates, us, the stockholders and/or a portfolio company, each of whom could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified in a timely manner or at all, even with sophisticated prevention and detection systems. This could potentially result in further harm and prevent such breaches from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in Oaktree’s, its affiliates’, our and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders (and their beneficial owners), material non-public information and the intellectual property and trade secrets and other sensitive information of Oaktree and/or portfolio companies or issuers. Oaktree, we and/or a portfolio company could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance.

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

As of September 30, 2021, we had $51.0 million of outstanding indebtedness under our CNB-2 Facility, $200.0 million of outstanding indebtedness under our Citibank Facility and $10.0 million of secured borrowings. These debt instruments require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2021 was 2.3% (exclusive of deferred financing costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2021 total assets of at least 1.00%. If we are unable to meet the financial obligations under our credit facilities, the lenders under the credit facilities will have a superior claim to our assets over our stockholders.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to common stockholder	-19.28%	-10.52%	-1.75%	7.01%	15.78%

For purposes of this table, we have assumed $607.5 million in total assets (less all liabilities and indebtedness not represented by senior securities), $261.0 million in debt outstanding, $346.5 million in net assets as of September 30, 2021, and a weighted average interest rate of 2.3% as of September 30, 2021 (exclusive of deferred financing costs). Actual interest payments may be different.

We are subject to certain risks associated with our credit facilities.

As of September 30, 2021, substantially all of our assets were pledged as collateral under our credit facilities and may be pledged as collateral under future credit facilities. If we default on our obligations under these facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim.

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

Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by Oaktree’s affiliates. For example, Oaktree presently serves as the investment adviser to OCSL. OCSL has historically invested in debt and debt-like instruments similar to those we target for investment. Therefore, there may be certain investment opportunities that satisfy the investment criteria for OCSL and us. OCSL operates as distinct and separate entity, and any investment in Common Stock will not be an investment in OCSL. In addition, all of our executive officers serve in substantially similar capacities for OCSL. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our best interests or the best interests of the stockholders. For example, the personnel of the Adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds and accounts.

Oaktree has investment allocation guidelines that govern the allocation of investment opportunities among the investment funds and accounts managed or sub-advised by Oaktree and its affiliates. To the extent an investment opportunity is appropriate for us, OCSL or any of the Other Oaktree Funds, Oaktree will adhere to its investment allocation guidelines in order to determine a fair and equitable allocation.

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

In addition, the Investment Income Incentive Fee payable to Oaktree is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as OID interest, debt instruments with PIK interest and zero coupon securities and obligations. As a result, for any calendar quarter, the Investment Income Incentive Fee that is paid to Oaktree may be calculated on the basis of an amount that is greater than the amount of net investment income actually received by us for such calendar quarter. This fee structure may be considered to involve a conflict of interest for Oaktree to the extent that it may encourage Oaktree to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Oaktree may have an incentive for us to invest in deferred interest securities or obligations in circumstances where it would not have done so but for the opportunity to continue to earn the Investment Income Incentive Fee even when the issuers of the deferred interest securities or obligations would not be able to make actual cash payments on such securities and obligations. Moreover, certain of the types of investments within our investment objective, such as PIK “toggle” debt, may result in a PIK election, which may have the simultaneous effect of increasing the assets under management, thereby increasing the Management Fee, and increasing investment income, thus increasing the Incentive Fee.

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
Economic recessions or downturns may result in a prolonged period of market illiquidity which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions, including sustained inflation, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results. In addition, uncertainty with regard to economic recovery from recessions or downturns could also have a negative impact on our business, financial condition and results of operations.
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
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers have recently passed legislation to raise the federal debt ceiling, such action does not fully alleviate concerns about downgrades to the U.S. credit rating. For example, when U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions in the past, including a suspension of the federal debt ceiling in August 2019, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Since 2010, several European Union, or EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The decision made in the United Kingdom referendum to leave the EU (the so-called “Brexit”) led to volatility in global financial markets. Despite the U.K and the EU reaching a new Trade and Cooperation Agreement in December 2020 which addresses the future relationship between the jurisdictions, at this time, the full impact of Brexit on our business operations, and on the private investment funds industry more broadly, remains uncertain. This is driven in part by the ongoing uncertainty relating to equivalence and the extent to which the EU will grant reciprocal market access to U.K firms in the financial sector. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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
Holders
As of December 13, 2021, there were 1,752 holders of record of our Common Stock.
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
Not applicable.

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
We conducted private offerings (each, a “Private Offering”) of shares of our common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each Closing of a Private Offering, each investor participating in that closing made a capital commitment (each, a “Capital Commitment") to purchase our Common Stock pursuant to a subscription agreement entered into with us in connection with its Capital Commitment (“Subscription Agreement”). Investors were required to fund drawdowns to purchase our Common Stock up to the amount of their respective Capital Commitments on an as-needed basis with a minimum of ten calendar days' prior notice (excluding the initial drawdown for each investor). The initial closing of a Private Offering occurred on August 6, 2018 (the “Initial Closing”). We commenced our loan origination and investment activities shortly after our initial capital drawdown from our non-affiliated investors (the "Initial Drawdown"). The proceeds from the Initial Drawdown provided us with the necessary seed capital to commence operations. As of September 30, 2021, we completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.
Business Environment and Developments
The rapid spread of COVID-19 in early 2020 led to disruptions in the U.S. and global financial markets. While several countries, including the U.S., have eased certain travel restrictions, business closures and social distancing measures, the U.S. and global economies continue to rapidly evolve and experience uncertainty, particularly due to recurring COVID-19 outbreaks, vaccine hesitancy and potential re-imposition of certain restrictions. The general uncertainty surrounding the dangers and long-term impact of COVID-19 have created significant disruption in supply chains and economic activity and have had a particularly adverse impact on transportation, oil-related, hospitality, tourism, entertainment and other industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.
We are unable to predict the full effects of the COVID-19 pandemic or how long any further outbreaks, market disruptions or volatility might last. We continue to closely monitor the impact that this has had on our business, industry and portfolio companies, which we believe may help us identify vulnerabilities and allow us to address potential problems early and provide constructive solutions if necessary.
Despite the ongoing uncertainty surrounding the COVID-19 pandemic, we believe attractive risk-adjusted returns can be achieved by making loans to companies in the middle market. Given the breadth of the investment platform and decades of credit investing experience of Oaktree and its affiliates, we believe that we have the resources and experience to source, diligence and structure investments in these companies and are well placed to generate attractive returns for investors.
As of September 30, 2021, 92.6% of our debt investment portfolio (at fair value) and 92.7% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the London Interbank Offered Rate ("LIBOR"), and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased beginning in March 2020. A prolonged reduction in interest rates will result in a decrease in our total investment income and could result in a decrease in our net investment income to the extent the decreases are not offset by an increase in the spread on our floating rate investments, a decrease in our interest expense or a reduction of our incentive fee on income. In July 2017, the head of the United Kingdom Financial Conduct Authority (the "FCA") announced the desire to phase out the use of LIBOR by the end of 2021. On March 5, 2021, the ICE Benchmark Administration, which is appointed by the FCA as the administrator of LIBOR, announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the 1-week and 2-month U.S. dollar LIBOR settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. On July 29, 2021, the U.S. Federal

Reserve, in connection with the ARRC, formally recommended the forward-looking SOFR term rates proposed by CME Group, Inc. as the replacement for U.S. dollar LIBOR, marking the final step in the ARRC’s Paced Transition Plan implemented to encourage the adoption of SOFR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase-out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.
Critical Accounting Estimates
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
If the quotations obtained from pricing vendors or brokers are determined to not be reliable or are not readily available, we value such investments using different valuation techniques. One valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The market yield technique is considered in the valuation of non-publicly traded debt investments, utilizing expected future cash flows, discounted using estimated current market rates. Discounted cash flow calculations may be adjusted to reflect current market conditions and/or the perceived credit risk of the borrowers. Consideration is also given to a borrower’s ability to meet principal and interest obligations; this may include an evaluation of collateral or the underlying value of the borrower, utilizing either the market or income techniques. A market technique utilizes valuations of comparable public companies or transactions and generally seeks to establish the enterprise value of the portfolio company using a market multiple technique. This technique takes into account a specific financial measure (such as EBITDA, adjusted EBITDA, free cash flow, net operating income, net income, book value or net asset value) believed to be most relevant for the given company. Consideration may also be given to such factors as acquisition price of the security, historical and projected operational and financial results for the portfolio company, the strengths and weaknesses of the portfolio company relative to its comparable companies, industry trends, general economic and market conditions and other factors deemed relevant. The income technique is typically a discounted cash flow method that incorporates expected timing and level of cash flows. It incorporates assumptions in determining growth rates, income and expense projections, discount rates, capital structure, terminal values and other factors. The applicability and weight assigned to market and income techniques are determined based on the availability of reliable projections and comparable companies and transactions.
Under the market and income techniques, the significant unobservable input used in the fair value measurement of our investments in debt or equity securities is the EBITDA, revenue or asset multiple, as applicable. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively. Under the market yield technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt securities is the market yield. Increases or decreases in the market yield may result in a lower or higher fair value measurement, respectively.
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
As of September 30, 2021, we held $575,429,432 of investments at fair value, up from $429,851,146 held at September 30, 2020, primarily due to new investment purchases and unrealized appreciation on our investment portfolio during the year ended September 30, 2021.
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
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. We stop accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of September 30, 2021, there were no investments on which we had stopped accruing cash interest and/or PIK interest and/or OID income.
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
As of September 30, 2021, there were no investments on non-accrual status. As of September 30, 2020, there was one investment on which the Company had stopped accruing cash and/or PIK interest or OID income.

Portfolio Composition
As of September 30, 2021, the fair value of our investment portfolio was $575.4 million and was comprised of investments in 108 portfolio companies. As of September 30, 2020, the fair value of our investment portfolio was $429.9 million and was comprised of investments in 88 portfolio companies.
As of September 30, 2021 and September 30, 2020, our investment portfolio consisted of the following:

	September 30, 2021	September 30, 2020
Cost:
Senior Secured Debt	97.57%	96.05%
Preferred Equity	1.28%	0.03%
Subordinated Debt	0.69%	3.71%
Common Equity & Warrants	0.46%	0.21%
Total	100.00%	100.00%

	September 30, 2021	September 30, 2020
Fair Value:
Senior Secured Debt	97.30%	95.57%
Preferred Equity	1.49%	0.03%
Subordinated Debt	0.68%	3.98%
Common Equity & Warrants	0.53%	0.42%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	September 30, 2021	September 30, 2020
Fair Value:
Application Software	18.42%	17.64%
Pharmaceuticals	6.08%	7.21%
Biotechnology	5.65%	5.94%
Personal Products	5.11%	4.70%
Industrial Machinery	3.65%	1.39%
Construction & Engineering	3.63%	0.13%
Fertilizers & Agricultural Chemicals	3.18%	2.78%
Internet & Direct Marketing Retail	3.08%	1.26%
Aerospace & Defense	2.81%	1.45%
Data Processing & Outsourced Services	2.74%	2.45%
Health Care Services	2.73%	3.71%
Insurance Brokers	2.57%	3.01%
Internet Services & Infrastructure	2.12%	3.38%
Home Improvement Retail	1.98%	—%
Integrated Telecommunication Services	1.90%	4.02%
Automotive Retail	1.85%	—%
Airport Services	1.75%	1.61%
Cable & Satellite	1.57%	—%
Oil & Gas Storage & Transportation	1.52%	2.22%
Real Estate Services	1.52%	1.97%
Health Care Supplies	1.42%	1.84%
Leisure Products	1.41%	—%
Soft Drinks	1.40%	—%
Movies & Entertainment	1.37%	4.25%
Oil & Gas Refining & Marketing	1.35%	1.74%
Independent Power Producers & Energy Traders	1.31%	1.79%
Electrical Components & Equipment	1.26%	—%
Real Estate Operating Companies	1.24%	—%
Other Diversified Financial Services	1.11%	—%
IT Consulting & Other Services	1.00%	1.25%
Health Care Technology	0.98%	3.84%
Metal & Glass Containers	0.97%	1.86%
Health Care Distributors	0.84%	—%
Communications Equipment	0.83%	—%
Home Furnishings	0.83%	—%
Specialized Finance	0.80%	0.15%
Diversified Support Services	0.77%	2.08%
Leisure Facilities	0.77%	—%
Health Care Equipment	0.76%	—%
Airlines	0.74%	—%
Interactive Media & Services	0.70%	—%
Managed Health Care	0.68%	0.88%
Thrifts & Mortgage Finance	0.67%	—%
Restaurants	0.59%	1.73%
Research & Consulting Services	0.42%	—%
Forest Products	0.34%	—%
Electric Utilities	0.27%	—%
Food Distributors	0.26%	—%
Electronic Components	0.24%	0.21%
Diversified Banks	0.20%	—%
Alternative Carriers	0.17%	0.60%
Construction Materials	0.15%	0.17%
Specialty Chemicals	0.13%	—%
Housewares & Specialties	0.12%	—%
Food Retail	0.04%	0.11%
Systems Software	—%	2.61%
Publishing	—%	2.18%
Distributors	—%	1.95%
Diversified Real Estate Activities	—%	1.93%
Hotels, Resorts & Cruise Lines	—%	1.43%
Specialized REITs	—%	0.93%
Trading Companies & Distributors	—%	0.68%
Household Products	—%	0.31%
Property & Casualty Insurance	—%	0.25%
Health Care Facilities	—%	0.18%
Multi-Sector Holdings	—%	0.18%
Total	100.00%	100.00%

The table below describes investments by geographic composition at fair value as a percentage of total investments:

	September 30, 2021	September 30, 2020
Fair Value:
United States	86.07%	87.29%
United Kingdom	5.97%	5.12%
Switzerland	2.22%	2.37%
Luxembourg	1.70%	2.38%
Australia	1.37%	1.19%
Iceland	1.19%	1.23%
Chile	0.74%	—%
Singapore	0.70%	—%
Canada	0.04%	0.42%
Total	100.00%	100.00%

See the Schedule of Investments as of September 30, 2021 and September 30, 2020 in our consolidated financial statements in Part II, Item 8, of this Form 10-K for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of the years ended September 30, 2021 and September 30, 2020
Investment Income
Total investment income for the year ended September 30, 2021 was $49,072,091 and consisted of $44,916,273 of interest income primarily from portfolio investments (including $4,150,838 of PIK interest income) and $4,155,818 of fee income. Total investment income for the year ended September 30, 2020 was $32,834,351 and consisted of $30,518,582 of interest income primarily from portfolio investments (including $1,628,775 of PIK interest income) and $2,315,769 of fee income. The increase in total investment income was primarily due to (1) a $14,397,691 increase in interest income, which was due to a larger investment portfolio and (2) a $1,840,049 increase in fee income primarily due to higher prepayment fees. Based on fair value as of September 30, 2021, the weighted average yield on our debt investments was 8.6%, compared to 7.5% as of September 30, 2020.

Expenses
Total expenses for the years ended September 30, 2021 and September 30, 2020 were $22,479,260 and $15,664,271, respectively. The increase in total expenses for the year ended September 30, 2021 was primarily due to (1) an increase in the size of our investment portfolio as compared to the prior year, which drove a $1,587,617 increase in base management fees and a $852,276 increase in interest expense as leverage increased, (2) an increase in total investment income which resulted in a $3,199,952 increase in investment income incentive fees and (3) a $1,002,310 increase in accrued capital gains incentive fees.

	Year ended September 30, 2021	Year ended September 30, 2020
Expenses:
Base management fee	$5,277,116	$3,689,499
Investment income incentive fee	7,155,662	3,955,710
Capital gains incentive fee	2,029,815	1,027,505
Professional fees	1,031,144	873,795
Directors fees	155,000	155,137
Interest expense	5,496,972	4,644,696
Administrator expense	418,580	470,898
General and administrative expenses	914,971	847,031
Total expenses	$22,479,260	$15,664,271
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation was $7,280,860 for the year ended September 30, 2021, primarily due to unrealized appreciation across various investments in the portfolio and foreign currency forward contracts. Net unrealized depreciation was $1,439,671 for the year ended September 30, 2020, largely due to (i) unrealized depreciation on foreign currency forward contracts and (ii) increased market volatility and wider credit spreads resulting from the onset of the COVID-19 pandemic in March 2020 and the direct impact of the COVID-19 pandemic on certain of our portfolio companies.
Net Realized Gains (Losses)
Net realized gains were $2,992,242 and $6,570,831 for the years ended September 30, 2021 and 2020, respectively, primarily due to realized gains resulting from exits of various investments in the portfolio. For the year ended September 30, 2021, net realized gains were partially offset by realized losses on foreign currency forward contracts. For the year ended September 30, 2020, of the $6,570,831 of net realized gains, $3,604,581 was driven by realized gains resulting from sales related to one investment in the portfolio.
Comparison of the years ended September 30, 2020 and September 30, 2019
The comparison of the fiscal years ended September 30, 2020 and 2019 can be found within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the fiscal year ended September 30, 2020 which is incorporated by reference herein.
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
For the year ended September 30, 2021, we experienced a net decrease in cash and cash equivalents and restricted cash of $7,443,071. During that period, $124,961,666 of cash was used in operating activities, primarily consisting of cash used to fund new investments, partially offset by cash proceeds from the sales and repayments of investments. During the same period, cash provided by financing activities was $117,925,820, primarily consisting of $146,000,000 of net borrowings under our credit facilities and $9,969,425 of net proceeds from secured borrowings, partially offset by distributions to stockholders of $37,238,403 and financings costs paid of $805,202.

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
As of September 30, 2021, we had $23,573,015 of cash and cash equivalents (including $4,317,968 of restricted cash), portfolio investments (at fair value) of $575,429,432, $3,196,194 of interest receivable, $251,000,000 of borrowings outstanding under our credit facilities, $9,969,425 of secured borrowings and $11,349,581 of receivables from unsettled transactions.
As of September 30, 2020, we had $31,016,086 of cash and cash equivalents (including $2,273,803 of restricted cash), portfolio investments (at fair value) of $429,851,146, $1,485,133 of interest receivable, $105,000,000 of borrowings outstanding under our credit facilities and $5,480,988 of net payables from unsettled transactions.
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As indicated in the table below, as of September 30, 2021 and September 30, 2020, off-balance sheet arrangements consisted of $48,497,448 and $43,585,363, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
As of September 30, 2021, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to take advantage of market opportunities in the current economic climate.
Contractual Obligations

	Debt Outstanding as of September 30, 2020	Debt Outstanding as of September 30, 2021	Weighted average debt outstanding for the year ended September 30, 2021	Maximum debt outstanding for the year ended September 30, 2021
Citibank Facility	$100,000,000	$200,000,000	$140,326,027	$200,000,000
CNB-2 Facility	5,000,000	51,000,000	35,224,658	53,000,000
Secured Borrowings	—	9,969,425	5,416,513	10,000,000
Total debt	$105,000,000	$260,969,425	$180,967,198

	Payments due by period as of September 30, 2021
	Total	< 1 year	1-3 years	3-5 years
CNB-2 Facility	$51,000,000	$—	$51,000,000	$—
Interest due on CNB-2 Facility	2,370,801	1,402,500	968,301	—
Citibank Facility	200,000,000	—	—	200,000,000
Interest due on Citibank Facility	14,431,034	4,338,820	8,677,640	1,414,574
Secured borrowings	9,969,425	9,969,425	—	—
Interest due on secured borrowings	70,763	70,763	—	—
Total	$277,842,023	$15,781,508	$60,645,941	$201,414,574
Equity Activity
As of September 30, 2021 and September 30, 2020, we completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.

We have the authority under our organizational documents to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for our Common Stock through September 30, 2021:

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
Leverage
On July 9, 2018, our sole stockholder approved our becoming subject to a minimum asset coverage ratio of 150% as set forth in Section 61(a)(2) of the Investment Company Act. As a result of this approval, we are permitted to borrow amounts so long as our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2021, our asset coverage ratio, as defined in the Investment Company Act, was 232.8%, and senior securities outstanding were $261.0 million.
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
As of September 30, 2021 and September 30, 2020, we had no borrowings outstanding under the CNB-1 Facility. Our borrowings under the CNB-1 Facility bore interest at a weighted average interest rate of 3.27% and 4.09% for the years ended September 30, 2020 and 2019, respectively. For the years ended September 30, 2020 and 2019, we recorded interest expense (inclusive of fees) of $1,769,383 and $2,657,341, respectively, related to the CNB-1 Facility.
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
As of September 30, 2021 and September 30, 2020, we had $51.0 million and $5.0 million, respectively, outstanding under the CNB-2 Facility. For the years ended September 30, 2021 and 2020, our borrowings under the CNB-2 Facility bore interest at a weighted average interest rate of 2.91% and 3.32%, respectively. For the years ended September 30, 2021 and 2020, we recorded interest expense (inclusive of fees) of $1,302,400 and $183,244, respectively, related to the CNB-2 Facility.
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
As of September 30, 2021 and September 30, 2020, we had $200.0 million and $100.0 million, respectively, outstanding under the Citibank Facility. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.32%, 2.91% and 4.03% for the years ended September 30, 2021, 2020 and 2019, respectively. For the years ended September 30, 2021, 2020 and 2019, we recorded interest expense (inclusive of fees) of $3,999,650, $2,692,069 and $160,052, respectively, related to the Citibank Facility.
Secured Borrowings
As of September 30, 2021, we had $10.0 million of secured borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 90 days of the trade date. There were no secured borrowings outstanding as of September 30, 2020. We recorded $0.2 million of interest expense in connection with secured borrowings for each of the year ended September 30, 2021. Our secured borrowings bore interest at a weighted average rate of 3.23% for the year ended September 30, 2021.
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

We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains for the year ended September 30, 2021, our most recently completed tax year end.

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2021	61.6%	34.5%

The following table reflects the distributions per share that we have paid on our common stock during the year ended September 30, 2021:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	December 15, 2020	December 31, 2020	$0.35	$6,090,393
Special	December 15, 2020	December 31, 2020	0.62	10,788,696
Quarterly	March 15, 2021	March 26, 2021	0.35	6,090,393
Quarterly	June 15, 2021	June 30, 2021	0.40	6,960,449
Quarterly	September 15, 2021	September 27, 2021	0.42	7,308,472
			$2.14	$37,238,403

The following table reflects the distributions per share that the Company has paid on its common stock during the year ended September 30, 2020:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	November 7, 2019	November 21, 2019	$0.29	$2,409,859
Special	December 13, 2019	December 30, 2019	0.32	2,659,155
Quarterly	March 13, 2020	March 31, 2020	0.31	2,576,058
Quarterly	June 15, 2020	June 30, 2020	0.19	3,306,213
Quarterly	September 15, 2020	September 30, 2020	0.27	4,698,303
			$1.38	$15,649,588
Related Party Transactions
We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator, an affiliate of the Adviser. The Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and is a subsidiary of Oaktree Capital Group, LLC.
Recent Developments
Distribution Declaration
On December 10, 2021, our Board of Directors approved a quarterly distribution of $0.42 per share, payable in cash on December 28, 2021 to our stockholders of record as of the close of business on December 15, 2021. Additionally, on December 10, 2021, our Board of Directors approved a special distribution of $0.38 per share, payable in cash on December 28, 2021 to our stockholders of record as of the close of business on December 15, 2021.

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
As of September 30, 2021, 92.6% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of September 30, 2021 and September 30, 2020 was as follows:

	September 30, 2021		September 30, 2020
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$48,594,490	9.30%	$157,901,514	41.07%
>0% and <1%	97,766,063	18.72	22,669,112	5.90
1%	355,262,700	68.02	186,952,230	48.63
>1%	20,656,619	3.96	16,920,741	4.40
Total	$522,279,872	100.00%	$384,443,597	100.00%

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2021, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
250	$8,911,583	$(6,190,406)	$2,721,177
200	6,360,044	(4,935,406)	1,424,638
150	3,808,504	(3,680,406)	128,098
100	1,346,019	(2,425,406)	(1,079,387)
50	299,111	(1,170,406)	(871,295)

The net effect of any decrease in interest rates is limited and would not be of significance due to interest rate floors on investments and borrowings outstanding.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for all floating rate loans is indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of September 30, 2021 and September 30, 2020:

	September 30, 2021		September 30, 2020
	Debt Investments	Borrowings	Debt Investments	Borrowings
Prime rate	$1,097,727	$—	$1,097,727	$—
LIBOR:
30 day	135,281,414	51,000,000	236,868,831	5,000,000
60 day	—	—	884,313	—
90 day	259,893,962	200,000,000	101,322,531	100,000,000
180 day	79,023,702	—	40,118,326	—
360 day	20,074,643	—	1,243,477	—
EURIBOR:
30 day	5,965,116	—	6,035,630	—
90 day	7,904,039	—	—	—
180 day	5,428,096	—	1,206,572	—
UK LIBOR:
30 day	4,213,594	—	—	—
180 day	13,466,173	—	10,440,873	—
Fixed rate	42,102,695	9,969,425	41,127,259	—
Total	$574,451,161	$260,969,425	$440,345,539	$105,000,000

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Oaktree Strategic Income II, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Oaktree Strategic Income II, Inc. (the Company), including the consolidated schedules of investments, as of September 30, 2021 and 2020, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2021 and 2020 by correspondence with the custodians, syndication agents and underlying investee companies, and by other appropriate auditing procedures where confirmation was not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Los Angeles, CA
December 14, 2021

Oaktree Strategic Income II, Inc.
Consolidated Statements of Assets and Liabilities

	September 30, 2021	September 30, 2020
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost September 30, 2021: $568,303,425; cost September 30, 2020: $428,740,923)	$575,429,432	$429,851,146
Cash and cash equivalents	19,255,047	28,742,283
Restricted cash	4,317,968	2,273,803
Interest receivable	3,196,194	1,485,133
Receivables from unsettled transactions	11,349,581	1,113,367
Deferred financing costs	1,915,573	1,669,903
Derivative asset at fair value	618,004	—
Other assets	364,450	504,847
Total assets	$616,446,249	$465,640,482
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$482,680	$771,862
Base management fee and incentive fees payable	6,433,876	4,468,874
Due to affiliates	1,055,391	570,134
Interest payable	884,294	581,762
Payables from unsettled transactions	—	6,594,355
Derivative liability at fair value	—	647,889
Deferred tax liability	117,374	3,839
Secured borrowings	9,969,425	—
Credit facilities payable	251,000,000	105,000,000
Total liabilities	269,943,040	118,638,715
Commitments and contingencies (Note 12)
Net assets:
Common stock, $0.001 par value per share, 250,000,000 shares authorized; 17,401,121 shares issued and outstanding at September 30, 2021 and September 30, 2020	17,401	17,401
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized; none issued and outstanding at September 30, 2021 and September 30, 2020	—	—
Additional paid-in-capital	337,337,998	337,337,998
Accumulated distributable earnings (loss)	9,147,810	9,646,368
Total net assets (equivalent to $19.91 and $19.94 per common share at September 30, 2021 and September 30, 2020, respectively) (Note 11)	346,503,209	347,001,767
Total liabilities and net assets	$616,446,249	$465,640,482
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Operations

	Year ended September 30, 2021	Year ended September 30, 2020	Year ended September 30, 2019
Interest income:
Non-control/Non-affiliate investments	$40,765,646	$28,836,321	$10,529,550
Interest on cash and cash equivalents	(211)	53,486	108,057
Total interest income	40,765,435	28,889,807	10,637,607
PIK interest income:
Non-control/Non-affiliate investments	4,150,838	1,628,775	558,051
Total PIK interest income	4,150,838	1,628,775	558,051
Fee income:
Non-control/Non-affiliate investments	4,155,818	2,315,769	471,739
Total fee income	4,155,818	2,315,769	471,739
Total investment income	49,072,091	32,834,351	11,667,397
Expenses:
Base management fee	5,277,116	3,689,499	1,570,326
Investment income incentive fee	7,155,662	3,955,710	411,257
Capital gains incentive fee	2,029,815	1,027,505	385,550
Offering costs	—	—	642,205
Organization expenses	—	—	56,921
Professional fees	1,031,144	873,795	810,823
Director fees	155,000	155,137	105,000
Interest expense	5,496,972	4,644,696	2,817,393
Administrator expense	418,580	470,898	421,173
General and administrative expenses	914,971	847,031	740,594
Total expenses	22,479,260	15,664,271	7,961,242
Net investment income before taxes	26,592,831	17,170,080	3,706,155
Excise tax expense	—	—	14,515
Net investment income	26,592,831	17,170,080	3,691,640
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	6,014,967	(714,223)	1,614,072
Foreign currency forward contracts	1,265,893	(725,448)	77,558
Net unrealized appreciation (depreciation)	7,280,860	(1,439,671)	1,691,630
Realized gains (losses):
Non-control/Non-affiliate investments	3,915,365	6,405,079	82,402
Foreign currency forward contracts	(923,123)	165,752	153,722
Net realized gains (losses)	2,992,242	6,570,831	236,124
Provision for income tax (expense) benefit	(126,088)	6,367	—
Net realized and unrealized gains (losses), net of taxes	10,147,014	5,137,527	1,927,754
Net increase (decrease) in net assets resulting from operations	$36,739,845	$22,307,607	$5,619,394
Net investment income per common share — basic and diluted	$1.53	$1.38	$0.90
Earnings (loss) per common share — basic and diluted (Note 5)	$2.11	$1.80	$1.37
Weighted average common shares outstanding — basic and diluted	17,401,121	12,422,418	4,094,929

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Changes in Net Assets

	Year ended September 30, 2021	Year ended September 30, 2020	Year ended September 30, 2019
Operations:
Net investment income	$26,592,831	$17,170,080	$3,691,640
Net unrealized appreciation (depreciation)	7,280,860	(1,439,671)	1,691,630
Net realized gains (losses)	2,992,242	6,570,831	236,124
Provision for income tax (expense) benefit	(126,088)	6,367	—
Net increase (decrease) in net assets resulting from operations	36,739,845	22,307,607	5,619,394
Capital share transactions:
Distributions to stockholders	(37,238,403)	(15,649,588)	(2,372,190)
Issuance of common stock	—	168,716,998	138,007,229
Net increase (decrease) in net assets from capital share transactions	(37,238,403)	153,067,410	135,635,039
Total increase (decrease) in net assets	(498,558)	175,375,017	141,254,433
Net assets at beginning of period	347,001,767	171,626,750	30,372,317
Net assets at end of period	$346,503,209	$347,001,767	$171,626,750
Net asset value per common share	$19.91	$19.94	$20.65
Common shares outstanding at end of period	17,401,121	17,401,121	8,309,861

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Cash Flows

	Year ended September 30, 2021	Year ended September 30, 2020	Year ended September 30, 2019
Operating activities:
Net increase (decrease) in net assets resulting from operations	$36,739,845	$22,307,607	$5,619,394
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net unrealized (appreciation) depreciation	(7,280,860)	1,439,671	(1,691,630)
Net realized (gains) losses	(2,992,242)	(6,570,831)	(236,124)
PIK interest income	(4,150,838)	(1,628,775)	(558,051)
Accretion of original issue discount on investments	(4,913,067)	(3,367,010)	(883,180)
Amortization of deferred financing costs	633,019	601,757	304,888
Amortization of deferred offering costs	—	—	642,205
Deferred taxes	113,535	3,839	—
Purchases of investments	(371,570,973)	(361,650,887)	(287,154,230)
Proceeds from sales and repayments of investments	244,149,229	233,910,031	24,405,237
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,389,264)	(479,735)	(917,419)
(Increase) decrease in receivables from unsettled transactions	(10,236,214)	4,213,068	(5,326,435)
(Increase) decrease in other assets	140,397	(122,120)	(157,130)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(362,669)	(569,717)	200,489
Increase (decrease) in base management fee and incentive fees payable	1,965,002	3,340,216	1,046,911
Increase (decrease) in due to affiliates	485,257	(183,531)	(284,694)
Increase (decrease) in interest payable	302,532	(484,141)	1,065,903
Increase (decrease) in payables from unsettled transactions	(6,594,355)	(45,780,577)	48,040,191
Increase (decrease) in director fees payable	—	—	(26,250)
Net cash used in operating activities	(124,961,666)	(155,021,135)	(215,909,925)
Financing activities:
Distributions paid in cash	(37,238,403)	(15,649,588)	(2,372,190)
Borrowings under the credit facilities	161,000,000	169,000,000	158,000,000
Repayments of borrowings under the credit facilities	(15,000,000)	(147,000,000)	(75,000,000)
Proceeds from secured borrowings	19,969,425	—	—
Repayments of secured borrowings	(10,000,000)	—	—
Proceeds from the issuance of common stock	—	169,064,498	137,699,729
Deferred financing costs paid	(805,202)	(614,927)	(1,107,121)
Offering costs paid	—	—	(122,903)
Net cash provided by financing activities	117,925,820	174,799,983	217,097,515
Effect of exchange rate changes on foreign currency	(407,225)	(110,888)	29,268
Net increase (decrease) in cash and cash equivalents and restricted cash	(7,443,071)	19,667,960	1,216,858
Cash and cash equivalents and restricted cash, beginning of period	31,016,086	11,348,126	10,131,268
Cash and cash equivalents and restricted cash, end of period	$23,573,015	$31,016,086	$11,348,126
Supplemental information:
Cash paid for interest	$4,561,421	$4,527,080	$1,446,602
Non-cash financing activities:
Accrued deferred financing costs	$73,487	$(342,000)	$(512,500)

Reconciliation to the Consolidated Statement of Assets and Liabilities	September 30, 2021	September 30, 2020	September 30, 2019
Cash and cash equivalents	$19,255,047	$28,742,283	$11,079,015
Restricted cash	4,317,968	2,273,803	269,111
Total cash and cash equivalents and restricted cash	$23,573,015	$31,016,086	$11,348,126
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2021

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments						(7)
109 Montgomery Owner LLC		Real Estate Operating Companies
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 2/2/2023	7.50%		$750,674	$725,811	$763,057	(5)(8)(9)
				725,811	763,057
A.T. Holdings II SÀRL		Biotechnology
First Lien Term Loan, 9.50% cash due 12/22/2022			12,812,000	12,733,548	12,747,940	(8)(10)
				12,733,548	12,747,940
Accupac, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.00% cash due 1/17/2026	7.00%		4,513,601	4,457,062	4,513,600	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 1/17/2026			—	(10,729)	—	(5)(8)(9)
First Lien Revolver, LIBOR+6.00% cash due 1/17/2026	7.00%		513,907	506,754	513,907	(5)(8)(9)
				4,953,087	5,027,507
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	8.00%		4,381,994	4,322,248	4,373,230	(5)(8)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025	8.00%		37,488	30,931	36,551	(5)(8)(9)
				4,353,179	4,409,781
ADB Companies, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%		7,716,667	7,551,815	7,628,697	(5)(8)
				7,551,815	7,628,697
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.25%		€5,147,000	5,634,400	5,955,154	(5)(8)(10)
				5,634,400	5,955,154
Alvogen Pharma US, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%		$5,082,606	4,799,993	4,920,090	(5)
				4,799,993	4,920,090
Alvotech Holdings S.A.		Biotechnology
Fixed Rate Bond 15% PIK Tranche A due 6/24/2025			3,109,198	3,047,984	3,109,198	(8)(10)(11)
Fixed Rate Bond 15% PIK Tranche B due 6/24/2025			2,909,948	2,860,464	2,909,948	(8)(10)(11)
3,690 Common Shares				854,309	854,309	(8)(10)
				6,762,757	6,873,455
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%		8,077,000	7,804,890	7,871,723	(5)(8)(10)
				7,804,890	7,871,723
Anastasia Parent, LLC		Personal Products
First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	3.88%		1,823,712	1,445,347	1,549,015	(5)
				1,445,347	1,549,015
Ankura Consulting Group LLC		Research & Consulting Services
Second Lien Term Loan, LIBOR+8.00% cash due 3/19/2029	8.75%		2,398,000	2,362,030	2,442,962	(5)(8)
				2,362,030	2,442,962
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		7,129,297	7,050,240	7,018,308	(5)(8)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025	8.25%		184,615	179,575	177,430	(5)(8)(9)
				7,229,815	7,195,738
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+7.25 cash due 7/14/2026	8.25%		€1,052,732	1,173,350	1,223,724	(5)(8)(10)
First Lien Term Loan, UK LIBOR+7.25% cash due 7/14/2026	8.00%		£9,987,149	12,450,863	13,573,902	(5)(8)(10)
				13,624,213	14,797,626

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2021

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes

Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.00% cash due 10/17/2023	7.00%		$1,720,438	$1,720,438	$1,700,145	(5)(8)(9)
174,131 Class A Units				82,713	63,558	(8)
100,285 Preferred Units, 6%				110,285	124,622	(8)
7,621 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(8)
				1,913,436	1,888,325
Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	6.25%		913,116	809,832	847,865	(5)
				809,832	847,865
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			12,484,249	12,075,426	12,395,611	(8)(10)
First Lien Delayed Draw Term Loan, 11.00% cash due 6/19/2026			—	(86,693)	(44,319)	(8)(9)(10)
97,205 Common Stock Warrants (exercise price $12.63) expiration date 6/19/2027				334,385	28,189	(8)(10)
				12,323,118	12,379,481
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%		7,387,500	7,249,544	6,951,637	(5)(8)(10)
				7,249,544	6,951,637
The Avery		Real Estate Operating Companies
First Lien Delayed Draw Term Loan in T8 Urban Condo Owner, LLC, LIBOR+7.30% cash due 2/17/2023	7.55%		5,120,365	5,081,993	5,171,494	(5)(8)(9)
Subordinated Delayed Draw Debt in T8 Senior Mezz LLC, LIBOR+12.50% cash due 2/17/2023	12.75%		1,184,147	1,175,581	1,185,820	(5)(8)(9)
				6,257,574	6,357,314
BAART Programs, Inc.		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%		1,197,000	1,185,030	1,194,008	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%		90,000	87,103	89,250	(5)(8)(9)
Second Lien Term Loan, LIBOR+8.50% cash due 6/11/2028	9.50%		1,754,000	1,727,690	1,745,230	(5)(8)
Second Lien Delayed Draw Term Loan, LIBOR+8.50% cash due 6/11/2028			—	(12,769)	(4,385)	(5)(8)(9)
				2,987,054	3,024,103
Berner Food & Beverage, LLC		Soft Drinks
First Lien Term Loan, LIBOR+6.50% cash due 7/30/2027	7.50%		8,078,034	7,940,733	7,940,707	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 7/30/2027	7.50%		149,593	136,880	136,878	(5)(8)(9)
				8,077,613	8,077,585
Blumenthal Temecula, LLC		Automotive Retail
First Lien Term Loan, 9.00% cash due 9/24/2023			1,277,827	1,277,827	1,277,827	(8)
415,294 Preferred Units in Unstoppable Automotive AMV, LLC				415,294	415,294	(8)
95,837 Preferred Units in Unstoppable Automotive VMV, LLC				95,837	95,837	(8)
95,837 Common Units in Unstoppable Automotive AMV, LLC				95,837	95,837	(8)
31,946 Common Units in Unstoppable Automotive VMV, LLC				31,946	31,946	(8)
				1,916,741	1,916,741
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash 2.00% PIK due 11/14/2023	7.50%		3,155,766	3,125,999	2,898,255	(5)(8)
				3,125,999	2,898,255
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	7.50%		7,650,000	7,574,559	7,554,375	(5)(8)
				7,574,559	7,554,375

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2021

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
CITGO Holding, Inc.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+7.00% cash due 8/1/2023	8.00%		$649,713	$632,186	$642,891	(5)
				632,186	642,891
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%		7,110,606	7,039,500	7,134,320	(5)
				7,039,500	7,134,320
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+9.50% PIK due 1/28/2025			9,902,357	9,902,357	8,311,048	(5)(8)
Common Stock Warrants expiration date 7/28/2025				—	486,258	(8)
				9,902,357	8,797,306
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.08%		5,789,540	5,644,359	5,772,258	(5)
				5,644,359	5,772,258
CorEvitas, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		3,722,865	3,677,272	3,691,221	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		709,056	693,504	697,725	(5)(8)(9)
First Lien Revolver, PRIME+4.50% cash due 12/13/2025	7.75%		111,500	103,307	105,814	(5)(8)(9)
401 Class A2 Common Units in CorEvitas Group Holdings, L.P.				378,610	429,503	(8)
				4,852,693	4,924,263
Coty Inc.		Personal Products
First Lien Revolver, LIBOR+1.75% cash due 4/5/2023			—	(457,344)	(254,080)	(5)(8)(9)(10)
				(457,344)	(254,080)
CPC Acquisition Corp.		Specialty Chemicals
Second Lien Term Loan, LIBOR+7.75% cash due 12/29/2028	8.50%		727,000	716,095	732,453	(5)
				716,095	732,453
Curium Bidco S.à.r.l.		Biotechnology
Second Lien Term Loan, LIBOR+7.75% cash due 10/27/2028	8.50%		3,788,000	3,731,180	3,851,941	(5)(8)(10)
				3,731,180	3,851,941
Dialyze Holdings, LLC		Health Care Equipment
First Lien Term Loan, LIBOR+7.00% cash 2.00% PIK due 8/4/2026	8.00%		4,429,232	4,124,905	4,130,258	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash 2.00% PIK due 8/4/2026			—	(31,261)	(29,961)	(5)(8)(9)
993,431 Class A Warrants (exercise price $1.00) expiration date 8/4/2028				258,292	268,226	(8)
				4,351,936	4,368,523
Digital.AI Software Holdings, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 2/10/2027	8.00%		2,637,713	2,566,997	2,579,683	(5)(8)
First Lien Revolver, LIBOR+7.00% cash due 2/10/2027	8.00%		47,339	39,724	41,090	(5)(8)(9)
				2,606,721	2,620,773
DirecTV Financing, LLC		Cable & Satellite
First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	5.75%		9,000,000	8,910,000	9,015,930	(5)
				8,910,000	9,015,930
EHR Canada, LLC		Food Retail
First Lien Term Loan, LIBOR+8.00% cash due 12/31/2021	9.00%		250,000	249,637	250,000	(5)(8)
				249,637	250,000
Enviva Holdings, LP		Forest Products
First Lien Term Loan, LIBOR+5.50% cash due 2/17/2026	6.50%		1,959,339	1,939,746	1,964,238	(5)(8)(10)
				1,939,746	1,964,238

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2021

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Fortress Biotech, Inc.		Biotechnology
First Lien Term Loan, 11.00% cash due 8/27/2025			$2,943,000	$2,803,017	$2,869,425	(8)(10)(12)
85,811 Common Stock Warrants (exercise price $3.20) expiration date 8/27/2030				90,960	88,385	(8)(10)
				2,893,977	2,957,810
GI Chill Acquisition LLC		Managed Health Care
First Lien Term Loan, LIBOR+3.75% cash due 8/6/2025	3.90%		1,940,000	1,930,300	1,935,150	(5)(8)
Second Lien Term Loan, LIBOR+7.50% cash due 8/6/2026	7.63%		2,000,000	1,987,852	1,990,000	(5)(8)
				3,918,152	3,925,150
Gibson Brands, Inc.		Leisure Products
First Lien Term Loan, LIBOR+5.00% cash due 8/11/2028	5.75%		1,500,000	1,485,000	1,492,500	(5)
				1,485,000	1,492,500
Global Medical Response, Inc.		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.25%		1,067,720	1,053,918	1,073,192	(5)
First Lien Term Loan, LIBOR+4.75% cash due 10/2/2025	5.75%		3,745,001	3,683,273	3,764,194	(5)
				4,737,191	4,837,386
Grab Holdings Inc.		Interactive Media & Services
First Lien Term Loan, LIBOR+4.50% cash due 1/29/2026	5.50%		3,980,000	3,876,279	4,033,053	(5)(10)
				3,876,279	4,033,053
Gulf Operating, LLC		Oil & Gas Storage & Transportation
First Lien Revolver, LIBOR+4.00% cash due 12/27/2021			—	(242,900)	(26,025)	(5)(8)(9)
				(242,900)	(26,025)
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.50%		2,517,618	2,487,768	2,506,876	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024	7.50%		88,235	87,128	87,859	(5)(8)
				2,574,896	2,594,735
Immucor, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+5.75% cash due 7/2/2025	6.75%		2,342,678	2,307,525	2,319,251	(5)(8)
Second Lien Term Loan, LIBOR+8.00% cash 3.50% PIK due 10/2/2025	9.00%		5,908,637	5,822,441	5,849,551	(5)(8)
				8,129,966	8,168,802
Indivior Finance S.À.R.L.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% cash due 6/30/2026	6.00%		1,995,000	1,956,371	1,988,347	(5)(10)
				1,956,371	1,988,347
Intelsat Jackson Holdings S.A.		Alternative Carriers
First Lien Term Loan, PRIME+4.75% cash due 11/27/2023	8.00%		986,227	964,264	1,001,020	(5)(10)
				964,264	1,001,020
Inventus Power, Inc.		Electrical Components & Equipment
First Lien Term Loan, LIBOR+5.00% cash due 3/29/2024	6.00%		4,560,085	4,522,223	4,525,884	(5)(8)
Second Lien Term Loan, LIBOR+8.50% cash due 9/29/2024	9.50%		2,750,000	2,702,992	2,701,875	(5)(8)
				7,225,215	7,227,759
INW Manufacturing, LLC		Personal Products
First Lien Term Loan, LIBOR+5.75% cash due 5/7/2027	6.50%		11,850,000	11,516,219	11,613,000	(5)(8)
				11,516,219	11,613,000
Itafos Inc.		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+8.25% cash due 8/25/2024	9.25%		5,442,000	5,231,669	5,235,204	(5)(8)
				5,231,669	5,235,204
Ivanti Software, Inc.		Application Software
Second Lien Term Loan, LIBOR+8.50% cash due 12/1/2028	9.50%		7,975,000	7,753,202	7,984,969	(5)(8)
				7,753,202	7,984,969
Jazz Acquisition, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+7.50% cash due 1/29/2027	8.50%		9,509,160	9,263,766	9,490,379	(5)(8)(12)
				9,263,766	9,490,379
Latam Airlines Group S.A.		Airlines
First Lien Delayed Draw Term Loan, LIBOR+11.00% PIK due 3/29/2022			4,208,032	4,169,586	4,238,488	(5)(8)(9)(10)
				4,169,586	4,238,488

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2021

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.13%		$8,797,500	$8,710,292	$8,753,513	(5)(8)
				8,710,292	8,753,513
Lightstone Holdco LLC		Electric Utilities
First Lien Term Loan, LIBOR+3.75% cash due 1/30/2024	4.75%		1,902,000	1,641,216	1,578,793	(5)
				1,641,216	1,578,793
LTI Holdings, Inc.		Electronic Components
Second Lien Term Loan, LIBOR+6.75% cash due 9/6/2026	6.83%		1,396,000	1,375,156	1,394,255	(5)
				1,375,156	1,394,255
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+3.75% cash due 10/19/2027	4.75%		5,909,583	5,850,488	5,933,606	(5)
				5,850,488	5,933,606
Marinus Pharmaceuticals, Inc.		Pharmaceuticals
First Lien Term Loan, 11.50% cash due 5/11/2026			2,529,720	2,483,088	2,491,774	(8)(10)
First Lien Delayed Draw Term Loan, 11.50% cash due 5/11/2026			—	—	—	(8)(9)(10)
				2,483,088	2,491,774
MedAssets Software Intermediate Holdings, Inc.		Health Care Technology
Second Lien Term Loan, LIBOR+7.75% cash due 1/29/2029	8.50%		4,874,000	4,784,294	4,813,075	(5)(8)
				4,784,294	4,813,075
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+5.75% cash due 7/21/2027	6.75%		4,107,143	4,027,699	4,025,000	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.75% cash due 7/21/2027	6.75%		26,429	20,807	20,807	(5)(8)(9)
First Lien Revolver, LIBOR+5.75% cash due 7/21/2027			—	(6,908)	(7,143)	(5)(8)(9)
				4,041,598	4,038,664
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.50% PIK due 2/14/2025	8.00%		7,385,581	7,304,181	7,245,255	(5)(8)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025			—	(8,568)	(14,476)	(5)(8)(9)
				7,295,613	7,230,779
Mosaic Companies, LLC		Home Improvement Retail
First Lien Term Loan, LIBOR+6.75% cash due 7/2/2026	7.75%		11,595,000	11,374,657	11,374,695	(5)(8)
				11,374,657	11,374,695
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%		7,031,843	6,986,046	7,027,448	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 2/10/2026			—	(8,232)	(145)	(5)(8)(9)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026			—	(4,612)	(288)	(5)(8)(9)
				6,973,202	7,027,015
Navisite, LLC		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+8.50% cash due 12/30/2026	9.50%		7,779,000	7,642,947	7,646,757	(5)(8)
				7,642,947	7,646,757
NeuAG, LLC		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024	7.00%		13,405,671	13,038,932	13,110,746	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024			—	(62,040)	(34,122)	(5)(8)(9)
				12,976,892	13,076,624
NN, Inc.		Industrial Machinery
First Lien Term Loan, LIBOR+6.88% cash due 9/19/2026	7.88%		14,802,615	14,468,636	14,580,576	(5)(8)(10)
				14,468,636	14,580,576

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2021

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.08%		$9,324,115	$9,281,397	$9,312,460	(5)
				9,281,397	9,312,460
Olaplex, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.25% cash due 1/8/2026	7.25%		11,546,327	11,392,153	11,459,729	(5)(8)
First Lien Revolver, LIBOR+6.25% cash due 1/8/2025			—	(13,422)	(16,108)	(5)(8)(9)
				11,378,731	11,443,621
OTG Management, LLC		Airport Services
First Lien Term Loan, LIBOR+10.00% cash due 9/1/2025	11.00%		3,205,000	3,142,216	3,140,900	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+10.00% cash due 9/1/2025			—	(5,979)	(6,104)	(5)(8)(9)
				3,136,237	3,134,796
Park Place Technologies, LLC		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+5.00% cash due 11/10/2027	6.00%		4,975,000	4,800,895	4,980,696	(5)
				4,800,895	4,980,696
Performance Health Holdings, Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+6.00% cash due 7/12/2027	7.00%		4,915,000	4,820,334	4,816,700	(5)(8)
				4,820,334	4,816,700
Planview Parent, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%		9,872,000	9,723,920	9,896,680	(5)(8)
				9,723,920	9,896,680
PLNTF Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+8.00% cash due 3/22/2026	9.00%		4,408,845	4,329,641	4,430,889	(5)(8)
				4,329,641	4,430,889
Pluralsight, LLC		Application Software
First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	9.00%		15,361,250	15,076,598	15,069,387	(5)(8)
First Lien Revolver, LIBOR+8.00% cash due 4/6/2027			—	(19,440)	(20,101)	(5)(8)(9)
				15,057,158	15,049,286
PRGX Global, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+6.75% cash due 3/3/2026	7.75%		8,256,663	8,110,702	8,118,504	(5)(8)
First Lien Revolver, LIBOR+6.75% cash due 3/3/2026			—	(10,773)	(10,197)	(5)(8)(9)
19,485 Class B Common Units				19,485	19,485	(8)
				8,119,414	8,127,792
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+8.50% cash due 9/15/2023	9.75%		1,176,313	1,171,701	1,164,550	(5)(8)
				1,171,701	1,164,550
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/31/2027	8.08%		1,500,000	1,500,000	1,492,500	(5)(8)
				1,500,000	1,492,500
Quantum Bidco Limited		Food Distributors
First Lien Term Loan, UK LIBOR+6.00% cash due 1/29/2028	6.11%		£1,125,000	1,486,303	1,501,725	(5)(10)
				1,486,303	1,501,725
Relativity ODA LLC		Application Software
First Lien Term Loan, LIBOR+7.50% PIK due 5/12/2027			$5,601,876	5,474,760	5,484,237	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 5/12/2027			—	(12,712)	(11,418)	(5)(8)(9)
				5,462,048	5,472,819
Renaissance Holding Corp.		Diversified Banks
Second Lien Term Loan, LIBOR+7.00% cash due 5/29/2026	7.08%		1,138,000	1,129,465	1,144,401	(5)
				1,129,465	1,144,401

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2021

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
RumbleOn, Inc.		Automotive Retail
First Lien Term Loan, LIBOR+8.25% cash due 8/31/2026	9.25%		$9,192,486	$8,616,072	$8,613,359	(5)(8)(10)
First Lien Delayed Draw Term Loan, LIBOR+8.25% cash due 8/31/2026			—	(247,035)	(248,197)	(5)(8)(9)(10)
39,794 Class B Common Stock Warrants (exercise price $33.00) expiration date 2/28/2023				290,496	375,257	(8)(10)
				8,659,533	8,740,419
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%		2,727,699	2,700,422	2,737,928	(5)
				2,700,422	2,737,928
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			1,153,753	976,809	1,075,413	(8)
				976,809	1,075,413
SIO2 Medical Products, Inc.		Metal & Glass Containers
Subordinated Debt, 11.25% cash due 2/28/2022			2,883,000	2,749,617	2,724,435	(8)
Subordinated Delayed Draw Debt, 11.25% cash due 2/28/2022			—	(19,881)	(21,623)	(8)(9)
Common Stock Warrants (exercise price $0.75) expiration date 7/31/2028				123,557	124,249	(8)
				2,853,293	2,827,061
Sirva Worldwide, Inc.		Diversified Support Services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.58%		434,731	428,210	410,958	(5)
				428,210	410,958
SM Wellness Holdings, Inc.		Health Care Services
Second Lien Term Loan, LIBOR+8.00% cash due 4/16/2029	8.75%		2,925,000	2,881,125	2,946,938	(5)(8)
				2,881,125	2,946,938
Sorenson Communications, LLC		Communications Equipment
First Lien Term Loan, LIBOR+5.50% cash due 3/17/2026	6.25%		4,746,200	4,698,738	4,784,763	(5)
				4,698,738	4,784,763
Sorrento Therapeutics, Inc.		Biotechnology
25,600 Common Stock Units				63,040	122,080	(10)
				63,040	122,080
Star US Bidco LLC		Industrial Machinery
First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%		5,221,148	4,961,750	5,242,920	(5)
				4,961,750	5,242,920
SumUp Holdings Luxembourg S.À.R.L.		Other Diversified Financial Services
First Lien Delayed Draw Term Loan, EURIBOR+8.50% cash due 3/10/2026	10.00%		€5,637,867	6,559,321	6,415,445	(5)(8)(9)(10)
				6,559,321	6,415,445
Sunland Asphalt & Construction, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.00% cash due 1/13/2026	7.00%		$11,720,960	11,519,948	11,556,867	(5)(8)
First Lien Revolver, LIBOR+6.00% cash due 1/13/2022	7.00%		55,236	44,849	46,122	(5)(8)(9)
				11,564,797	11,602,989
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.88%		2,894,861	2,634,239	2,699,009	(5)
				2,634,239	2,699,009
SVP-Singer Holdings Inc.		Home Furnishings
First Lien Term Loan, LIBOR+6.75% cash due 7/28/2028	7.50%		5,072,000	4,723,943	4,771,890	(5)(8)
				4,723,943	4,771,890
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	8.25%		3,394,977	3,347,525	3,396,250	(5)
				3,347,525	3,396,250
Tecta America Corp.		Construction & Engineering
Second Lien Term Loan, LIBOR+8.50% cash due 4/9/2029	9.25%		1,671,000	1,645,935	1,671,000	(5)(8)
				1,645,935	1,671,000

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2021

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Telestream Holdings Corporation		Application Software
First Lien Term Loan, LIBOR+8.75% cash due 10/15/2025	9.75%		$5,275,138	$5,194,678	$5,201,286	(5)(8)
First Lien Revolver, LIBOR+8.75% cash due 10/15/2025	9.75%		140,280	132,091	133,266	(5)(8)(9)
				5,326,769	5,334,552
TerSera Therapeutics LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+10.00% cash due 3/30/2026	11.00%		6,100,000	5,951,995	6,148,666	(5)(8)
				5,951,995	6,148,666
Thermacell Repellents, Inc.		Leisure Products
First Lien Term Loan, LIBOR+5.75% cash due 12/4/2026	6.75%		6,636,042	6,602,572	6,603,150	(5)(8)
First Lien Revolver, LIBOR+5.75% cash due 12/4/2026			—	(4,167)	(4,167)	(5)(8)(9)
				6,598,405	6,598,983
Thrasio, LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+7.00% cash due 12/18/2026	8.00%		9,796,366	9,568,725	9,747,384	(5)(8)
2,182 Shares of Series C-3 Preferred Stock in Thrasio Holdings, Inc.				26,665	44,186	(8)
73,648 Shares of Series C-2 Preferred Stock in Thrasio Holdings, Inc.				600,000	1,491,376	(8)
6,000 Shares of Series X Preferred Stock in Thrasio Holdings, Inc.				6,000,300	6,414,321	(8)(9)
				16,195,690	17,697,267
TIBCO Software Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 3/3/2028	7.34%		1,394,000	1,379,054	1,411,774	(5)
				1,379,054	1,411,774
Velocity Commercial Capital, LLC		Thrifts & Mortgage Finance
First Lien Term Loan, LIBOR+8.00% cash due 2/5/2026	9.00%		3,850,058	3,748,666	3,830,807	(5)(8)
				3,748,666	3,830,807
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+5.00% cash due 9/1/2025	6.00%		7,425,141	7,307,798	7,469,209	(5)
				7,307,798	7,469,209
Verscend Holding Corp.		Health Care Technology
First Lien Term Loan, LIBOR+4.00% cash due 8/27/2025	4.08%		834,184	818,972	836,440	(5)
				818,972	836,440
Virgin Pulse, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 4/6/2029	8.00%		1,540,000	1,524,600	1,543,850	(5)
				1,524,600	1,543,850
Win Brands Group LLC		Housewares & Specialties
First Lien Term Loan, LIBOR+9.00% cash 5.00% PIK due 1/22/2026	10.00%		652,012	645,632	648,752	(5)(8)
62 Class F Warrants in Brand Value Growth LLC (exercise price $0.01) expiration date 1/25/2027				—	41,013	(8)
				645,632	689,765
Windstream Services II, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%		10,861,810	10,490,500	10,928,339	(5)
				10,490,500	10,928,339
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	4.75%		3,893,225	3,877,791	3,799,535	(5)
				3,877,791	3,799,535
WPEngine, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 3/27/2026	7.50%		14,623,000	14,349,695	14,434,364	(5)(8)
				14,349,695	14,434,364
Zephyr Bidco Limited		Specialized Finance
Second Lien Term Loan, UK LIBOR+7.50% cash due 7/23/2026	7.55%		£2,000,000	2,585,581	2,689,958	(5)(10)
				2,585,581	2,689,958

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2021

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Total Non-Control/Non-Affiliate Investments (166.1% of net assets)				$568,303,425	$575,429,432
Cash and Cash Equivalents and Restricted Cash (6.8% of net assets)				$23,573,015	$23,573,015
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (172.9% of net assets)				$591,876,440	$599,002,447

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$13,551,234	€11,534,208	11/12/2021	Bank of New York Mellon	$173,075
Foreign currency forward contract	$17,392,336	£12,568,533	11/12/2021	Bank of New York Mellon	$444,929
					$618,004

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2021

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
(5)The interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2021, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 0.08%, the 60-day LIBOR at 0.11%, the 90-day LIBOR at 0.13%, the 180-day LIBOR at 0.16%, the 360-day LIBOR at 0.24%, the PRIME at 3.25%, the 30-day UK LIBOR at 0.05%, the 180-day UK LIBOR at 0.09%, the 30-day EURIBOR at (0.57)%, the 90-day EURIBOR at (0.56)% and the 180-day EURIBOR at (0.53)%. Most loans include an interest floor, which generally ranges from 0% to 1%.
(6)Principal includes accumulated payment in kind ("PIK") interest and is net of repayments, if any. "€" signifies the investment is denominated in Euros. “£” signifies the investment is denominated in British Pounds. All other investments are denominated in U.S. dollars.
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
(8)As of September 30, 2021, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2021, qualifying assets represented 79.8% of the Company's total assets and non-qualifying assets represented 20.2% of the Company's total assets.
(11)Payment-in-kind ("PIK") interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment subsequent to a restructuring that occurred during the year ended September 30, 2021. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of September 30, 2021, the accumulated PIK interest balance for each of the Alvotech Holdings S.A. ("Alvotech") A notes and the B notes was $0.1 million. The fair value of this investment is inclusive of PIK.
(12)The sale of all or a portion of this investment did not qualify for sale accounting under FASB ASC Topic 860, Transfers and Servicing ("ASC 860"), and therefore the investment remains on the Company's Consolidated Schedule of Investments as of September 30, 2021. See Note 6 in the Consolidated Financial Statements for further details.

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

The Company was formed on April 30, 2018 as a Delaware corporation and as of September 30, 2021 is externally managed by Oaktree Fund Advisors, LLC (the "Adviser") pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), between the Company and the Adviser, which was approved by the Board of Directors of the Company on May 11, 2020. From July 9, 2018 through May 11, 2020, the Company was managed by Oaktree Capital Management, L.P., an affiliate of the Adviser. The Adviser is a subsidiary of Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

The Company conducted private offerings (each, a “Private Offering”) of its common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing of a Private Offering, each investor participating in that closing made a capital commitment (each, a “Capital Commitment”) to purchase the Company's Common Stock pursuant to a subscription agreement entered into with the Company in connection with its Capital Commitment ("Subscription Agreement"). The initial closing of a Private Offering occurred on August 6, 2018 (the "Initial Closing"). The Company commenced its loan origination and investment activities shortly after its initial capital drawdown from its non-affiliated investors (the "Initial Drawdown"). The proceeds from the Initial Drawdown provided the Company with the necessary seed capital to commence operations. As of September 30, 2021, the Company completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.

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
As of September 30, 2021 and September 30, 2020, included in restricted cash was $4,317,968 and $2,273,803, respectively, which was held at Deutsche Bank Trust Company Americas in connection with the Company's Citibank Facility (defined in Note 6 – Borrowings). The Company was restricted in terms of access to the $4,317,968 and $2,273,803, respectively, until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the Citibank Facility.
Organization and Offering costs:

Costs incurred to organize the Company were expensed as incurred. For the year ended September 30, 2019, the Company incurred organizational costs of $56,921.
Offering costs incurred in connection with Private Offerings were recognized as a deferred cost and amortized on a straight line basis over twelve months beginning on August 6, 2018 (commencement of operations). For the year ended September 30, 2019, the Company incurred offering costs of $122,903 and amortized $642,205 deferred offering costs.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Note 3. Portfolio Investments
Portfolio Composition
As of September 30, 2021, the fair value of the Company's investment portfolio was $575.4 million and was comprised of investments in 108 portfolio companies. As of September 30, 2020, the fair value of the Company's investment portfolio was $429.9 million and was comprised of investments in 88 portfolio companies.
As of September 30, 2021 and September 30, 2020, the Company's investment portfolio consisted of the following:

	September 30, 2021		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Senior Secured Debt	$554,526,097	97.57%	$411,852,997	96.05%
Preferred Equity	7,248,381	1.28%	110,285	0.03%
Subordinated Debt	3,905,317	0.69%	15,890,973	3.71%
Common Equity & Warrants	2,623,630	0.46%	886,668	0.21%
Total	$568,303,425	100.00%	$428,740,923	100.00%

	September 30, 2021			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior Secured Debt	$559,926,869	97.30%	161.59%	$410,811,503	95.57%	118.39%
Preferred Equity	8,585,636	1.49%	2.48%	118,004	0.03%	0.03%
Subordinated Debt	3,888,632	0.68%	1.12%	17,095,342	3.98%	4.93%
Common Equity & Warrants	3,028,295	0.53%	0.87%	1,826,297	0.42%	0.53%
Total	$575,429,432	100.00%	166.06%	$429,851,146	100.00%	123.88%

The composition of the Company's debt investments as of September 30, 2021 and September 30, 2020 by floating rates and fixed rates was as follows:

	September 30, 2021		September 30, 2020
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$522,279,872	92.63%	$384,443,597	89.84%
Fixed rate	41,535,629	7.37%	43,463,248	10.16%
Total	$563,815,501	100.00%	$427,906,845	100.00%

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

	September 30, 2021		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
United States	$489,879,815	86.21%	$375,446,261	87.56%
United Kingdom	33,461,333	5.89%	21,990,039	5.13%
Switzerland	12,733,548	2.24%	8,704,000	2.03%
Luxembourg	9,365,580	1.65%	9,852,421	2.30%
Australia	7,804,890	1.37%	5,910,300	1.38%
Iceland	6,762,757	1.19%	5,093,818	1.19%
Chile	4,169,586	0.73%	—	—%
Singapore	3,876,279	0.68%	—	—%
Canada	249,637	0.04%	1,744,084	0.41%
Total	$568,303,425	100.00%	$428,740,923	100.00%

	September 30, 2021			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$495,262,940	86.07%	142.94%	$375,200,713	87.29%	108.13%
United Kingdom	34,344,738	5.97%	9.91%	21,998,531	5.12%	6.34%
Switzerland	12,747,940	2.22%	3.68%	10,189,120	2.37%	2.94%
Luxembourg	9,807,095	1.70%	2.83%	10,249,177	2.38%	2.95%
Australia	7,871,723	1.37%	2.27%	5,134,200	1.19%	1.48%
Iceland	6,873,455	1.19%	1.98%	5,287,427	1.23%	1.52%
Chile	4,238,488	0.74%	1.22%	—	—%	—%
Singapore	4,033,053	0.70%	1.16%	—	—%	—%
Canada	250,000	0.04%	0.07%	1,791,978	0.42%	0.52%
Total	$575,429,432	100.00%	166.06%	$429,851,146	100.00%	123.88%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of September 30, 2021 and September 30, 2020 was as follows:

	September 30, 2021		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Application Software	$105,037,693	18.50%	$76,553,798	17.87%
Pharmaceuticals	34,125,774	6.00%	29,859,079	6.96%
Biotechnology	32,034,990	5.64%	23,331,266	5.44%
Personal Products	28,836,040	5.07%	20,478,516	4.78%
Construction & Engineering	20,762,547	3.65%	574,355	0.13%
Industrial Machinery	20,602,087	3.63%	6,207,468	1.45%
Fertilizers & Agricultural Chemicals	18,208,561	3.20%	11,941,809	2.79%
Aerospace & Defense	16,267,556	2.86%	6,913,536	1.61%
Internet & Direct Marketing Retail	16,195,690	2.85%	5,237,942	1.22%
Data Processing & Outsourced Services	15,762,361	2.77%	10,716,366	2.50%
Health Care Services	15,458,063	2.72%	16,109,752	3.76%
Insurance Brokers	13,624,213	2.40%	12,537,382	2.92%
Internet Services & Infrastructure	12,096,508	2.13%	15,097,795	3.52%
Home Improvement Retail	11,374,657	2.00%	—	—%
Automotive Retail	10,576,274	1.86%	—	—%
Integrated Telecommunication Services	10,490,500	1.85%	16,838,972	3.93%
Airport Services	10,385,781	1.83%	7,296,513	1.70%
Oil & Gas Storage & Transportation	9,659,457	1.70%	9,865,135	2.30%
Cable & Satellite	8,910,000	1.57%	—	—%
Real Estate Services	8,710,292	1.53%	8,780,169	2.05%
Health Care Supplies	8,129,966	1.43%	7,913,491	1.85%
Leisure Products	8,083,405	1.42%	—	—%
Soft Drinks	8,077,613	1.42%	—	—%
Movies & Entertainment	7,804,890	1.37%	18,353,694	4.28%
Oil & Gas Refining & Marketing	7,671,686	1.35%	7,740,677	1.81%
Independent Power Producers & Energy Traders	7,574,559	1.33%	7,931,626	1.85%
Electrical Components & Equipment	7,225,215	1.27%	—	—%
Real Estate Operating Companies	6,983,385	1.23%	—	—%
Other Diversified Financial Services	6,559,321	1.15%	—	—%
IT Consulting & Other Services	5,644,359	0.99%	5,667,844	1.32%
Health Care Technology	5,603,266	0.99%	16,385,138	3.82%
Metal & Glass Containers	5,553,715	0.98%	7,809,542	1.82%
Health Care Distributors	4,820,334	0.85%	—	—%
Home Furnishings	4,723,943	0.83%	—	—%
Communications Equipment	4,698,738	0.83%	—	—%
Specialized Finance	4,499,017	0.79%	700,307	0.16%
Diversified Support Services	4,469,808	0.79%	9,304,016	2.17%
Health Care Equipment	4,351,936	0.77%	—	—%
Leisure Facilities	4,329,641	0.76%	—	—%
Airlines	4,169,586	0.73%	—	—%
Managed Health Care	3,918,152	0.69%	3,935,547	0.92%
Interactive Media & Services	3,876,279	0.68%	—	—%
Thrifts & Mortgage Finance	3,748,666	0.66%	—	—%
Restaurants	3,347,525	0.59%	7,337,777	1.71%
Research & Consulting Services	2,362,030	0.42%	—	—%
Forest Products	1,939,746	0.34%	—	—%
Electric Utilities	1,641,216	0.29%	—	—%
Food Distributors	1,486,303	0.26%	—	—%
Electronic Components	1,375,156	0.24%	1,000,000	0.23%
Diversified Banks	1,129,465	0.20%	—	—%
Alternative Carriers	964,264	0.17%	2,535,867	0.59%
Construction Materials	809,832	0.14%	775,603	0.18%
Specialty Chemicals	716,095	0.13%	—	—%
Housewares & Specialties	645,632	0.11%	—	—%
Food Retail	249,637	0.04%	456,711	0.11%
Systems Software	—	—%	11,289,391	2.63%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2021		September 30, 2020
Cost:		% of Total Investments		% of Total Investments
Publishing	$—	—%	$9,361,464	2.18%
Distributors	—	—%	8,460,606	1.97%
Diversified Real Estate Activities	—	—%	7,527,061	1.76%
Hotels, Resorts & Cruise Lines	—	—%	5,547,333	1.29%
Specialized REITs	—	—%	3,808,726	0.89%
Trading Companies & Distributors	—	—%	2,956,400	0.69%
Household Products	—	—%	1,287,373	0.30%
Property & Casualty Insurance	—	—%	1,074,144	0.25%
Health Care Facilities	—	—%	642,365	0.15%
Multi-Sector Holdings	—	—%	598,367	0.14%
Total	$568,303,425	100.00%	$428,740,923	100.00%

	September 30, 2021			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$105,949,514	18.42%	30.58%	$75,892,335	17.64%	21.86%
Pharmaceuticals	34,958,925	6.08%	10.09%	31,008,653	7.21%	8.94%
Biotechnology	32,486,832	5.65%	9.38%	25,519,659	5.94%	7.35%
Personal Products	29,379,063	5.11%	8.48%	20,195,156	4.70%	5.82%
Industrial Machinery	20,988,046	3.65%	6.06%	5,991,058	1.39%	1.73%
Construction & Engineering	20,902,686	3.63%	6.03%	563,518	0.13%	0.16%
Fertilizers & Agricultural Chemicals	18,311,828	3.18%	5.28%	11,933,152	2.78%	3.44%
Internet & Direct Marketing Retail	17,697,267	3.08%	5.11%	5,416,825	1.26%	1.56%
Aerospace & Defense	16,188,169	2.81%	4.67%	6,248,139	1.45%	1.80%
Data Processing & Outsourced Services	15,774,549	2.74%	4.55%	10,516,243	2.45%	3.03%
Health Care Services	15,732,690	2.73%	4.54%	15,961,345	3.71%	4.60%
Insurance Brokers	14,797,626	2.57%	4.27%	12,921,489	3.01%	3.72%
Internet Services & Infrastructure	12,211,475	2.12%	3.52%	14,525,897	3.38%	4.19%
Home Improvement Retail	11,374,695	1.98%	3.28%	—	—%	—%
Integrated Telecommunication Services	10,928,339	1.90%	3.15%	17,275,586	4.02%	4.98%
Automotive Retail	10,657,160	1.85%	3.08%	—	—%	—%
Airport Services	10,086,433	1.75%	2.91%	6,940,125	1.61%	2.00%
Cable & Satellite	9,015,930	1.57%	2.60%	—	—%	—%
Oil & Gas Storage & Transportation	8,771,281	1.52%	2.53%	9,521,650	2.22%	2.74%
Real Estate Services	8,753,513	1.52%	2.53%	8,487,563	1.97%	2.45%
Health Care Supplies	8,168,802	1.42%	2.36%	7,904,581	1.84%	2.28%
Leisure Products	8,091,483	1.41%	2.34%	—	—%	—%
Soft Drinks	8,077,585	1.40%	2.33%	—	—%	—%
Movies & Entertainment	7,871,723	1.37%	2.27%	18,248,537	4.25%	5.26%
Oil & Gas Refining & Marketing	7,777,211	1.35%	2.24%	7,461,127	1.74%	2.15%
Independent Power Producers & Energy Traders	7,554,375	1.31%	2.18%	7,691,438	1.79%	2.22%
Electrical Components & Equipment	7,227,759	1.26%	2.09%	—	—%	—%
Real Estate Operating Companies	7,120,371	1.24%	2.05%	—	—%	—%
Other Diversified Financial Services	6,415,445	1.11%	1.85%	—	—%	—%
IT Consulting & Other Services	5,772,258	1.00%	1.67%	5,386,505	1.25%	1.55%
Health Care Technology	5,649,515	0.98%	1.63%	16,501,777	3.84%	4.76%
Metal & Glass Containers	5,564,989	0.97%	1.61%	8,003,251	1.86%	2.31%
Health Care Distributors	4,816,700	0.84%	1.39%	—	—%	—%
Communications Equipment	4,784,763	0.83%	1.38%	—	—%	—%
Home Furnishings	4,771,890	0.83%	1.38%	—	—%	—%
Specialized Finance	4,578,283	0.80%	1.32%	624,333	0.15%	0.18%
Diversified Support Services	4,449,622	0.77%	1.28%	8,928,113	2.08%	2.57%
Leisure Facilities	4,430,889	0.77%	1.28%	—	—%	—%
Health Care Equipment	4,368,523	0.76%	1.26%	—	—%	—%
Airlines	4,238,488	0.74%	1.22%	—	—%	—%
Interactive Media & Services	4,033,053	0.70%	1.16%	—	—%	—%
Managed Health Care	3,925,150	0.68%	1.13%	3,795,700	0.88%	1.09%
Thrifts & Mortgage Finance	3,830,807	0.67%	1.11%	—	—%	—%
Restaurants	3,396,250	0.59%	0.98%	7,452,525	1.73%	2.15%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2021			September 30, 2020
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Research & Consulting Services	$2,442,962	0.42%	0.71%	$—	—%	—%
Forest Products	1,964,238	0.34%	0.57%	—	—%	—%
Electric Utilities	1,578,793	0.27%	0.46%	—	—%	—%
Food Distributors	1,501,725	0.26%	0.43%	—	—%	—%
Electronic Components	1,394,255	0.24%	0.40%	887,000	0.21%	0.26%
Diversified Banks	1,144,401	0.20%	0.33%	—	—%	—%
Alternative Carriers	1,001,020	0.17%	0.29%	2,567,841	0.60%	0.74%
Construction Materials	847,865	0.15%	0.24%	747,977	0.17%	0.22%
Specialty Chemicals	732,453	0.13%	0.21%	—	—%	—%
Housewares & Specialties	689,765	0.12%	0.20%	—	—%	—%
Food Retail	250,000	0.04%	0.07%	466,555	0.11%	0.13%
Systems Software	—	—%	—%	11,202,269	2.61%	3.23%
Publishing	—	—%	—%	9,360,379	2.18%	2.70%
Distributors	—	—%	—%	8,395,483	1.95%	2.42%
Diversified Real Estate Activities	—	—%	—%	8,294,535	1.93%	2.39%
Hotels, Resorts & Cruise Lines	—	—%	—%	6,161,463	1.43%	1.78%
Specialized REITs	—	—%	—%	3,990,162	0.93%	1.15%
Trading Companies & Distributors	—	—%	—%	2,919,599	0.68%	0.84%
Household Products	—	—%	—%	1,325,423	0.31%	0.38%
Property & Casualty Insurance	—	—%	—%	1,075,755	0.25%	0.31%
Health Care Facilities	—	—%	—%	775,293	0.18%	0.22%
Multi-Sector Holdings	—	—%	—%	765,132	0.18%	0.22%
Total	$575,429,432	100.00%	166.06%	$429,851,146	100.00%	123.88%

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of September 30, 2021 on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$117,763,997	$442,162,872	$559,926,869
Subordinated debt	—	—	3,888,632	3,888,632
Common equity & warrants	122,080	—	2,906,215	3,028,295
Preferred equity	—	—	8,585,636	8,585,636
Total investments at fair value	$122,080	$117,763,997	$457,543,355	$575,429,432
Derivative assets	—	618,004	—	618,004
Total assets at fair value	$122,080	$118,382,001	$457,543,355	$576,047,436

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in fair value from September 30, 2020 to September 30, 2021, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity & Warrants	Total
Fair value as of September 30, 2020	$205,373,831	$10,164,710	$118,004	$1,826,297	$217,482,842
Purchases	292,106,680	4,279,199	7,138,096	819,613	304,343,588
Sales and repayments	(62,114,347)	(11,287,599)	—	—	(73,401,946)
Transfers in (a)	—	—	—	854,309	854,309
Transfers out (a)(b)	(3,417,435)	—	—	—	(3,417,435)
PIK interest income	3,724,280	—	—	—	3,724,280
Accretion of OID	2,712,562	192,204	—	—	2,904,766
Net unrealized appreciation (depreciation)	3,656,049	(757,820)	1,329,536	(594,004)	3,633,761
Net realized gains (losses)	121,252	1,297,938	—	—	1,419,190
Fair value as of September 30, 2021	$442,162,872	$3,888,632	$8,585,636	$2,906,215	$457,543,355
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2021 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the year ended September 30, 2021	$5,574,772	$(16,686)	$1,329,535	$(234,803)	$6,652,818
__________
(a) There was one transfer from senior secured debt to common equity and warrants during the year ended September 30, 2021 as a result of an investment restructuring, in which $0.9 million of senior secured debt was exchanged for $0.9 million of common equity.
(b) There were transfers from Level 3 to Level 2 for certain investments during the year ended September 30, 2021 as a result of a change in the number of market quotes available and/or a change in market liquidity.

The following table provides a roll-forward in the changes in fair value from September 30, 2019 to September 30, 2020, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of September 30, 2021:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$337,518,859	Market Yield	Market Yield	(b)	4.0%	-	30.0%	10.3%
	104,644,013	Broker Quotations	Broker Quoted Price	(c)	N/A	-	N/A	N/A
Subordinated debt	3,888,632	Market Yield	Market Yield	(b)	12.0%	-	14.0%	12.6%
Common equity & warrants & preferred equity	915,261	Enterprise Value	Revenue Multiple	(d)	1.0x	-	11.2x	2.5x
	9,722,281	Enterprise Value	EBITDA multiple	(d)	6.0x	-	35.0x	30.5x
	854,309	Transactions Precedent	Transaction price	(e)	N/A	-	N/A	N/A
Total	$457,543,355
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Fee Income
For the years ended September 30, 2021, 2020 and 2019, the Company recorded total fee income of $4,155,818, $2,315,769 and $471,739, respectively, of which $69,626, $50,329 and $38,405, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and exit fees.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the years ended September 30, 2021, 2020 and 2019:

	Year ended September 30, 2021	Year ended September 30, 2020	Year ended September 30, 2019
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$36,739,845	$22,307,607	$5,619,394
Weighted average common shares outstanding	17,401,121	12,422,418	4,094,929
Earnings (loss) per common share — basic and diluted	$2.11	$1.80	$1.37

Changes in Net Assets
The following table presents the changes in net assets for the years ended September 30, 2021, 2020 and 2019:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2018	1,541,738	$1,542	$30,833,227	$(462,452)	$30,372,317
Net investment income	—	—	—	3,691,640	3,691,640
Net unrealized appreciation (depreciation)	—	—	—	1,691,630	1,691,630
Net realized gains (losses)	—	—	—	236,124	236,124
Distributions to stockholders	—	—	—	(2,372,190)	(2,372,190)
Reclassification of additional paid-in-capital	—	—	(14,515)	14,515	—
Issuance of common stock	6,768,123	6,768	138,000,461	—	138,007,229
Balance at September 30, 2019	8,309,861	8,310	168,819,173	2,799,267	171,626,750
Net investment income	—	—	—	17,170,080	17,170,080
Net unrealized appreciation (depreciation)	—	—	—	(1,439,671)	(1,439,671)
Net realized gains (losses)	—	—	—	6,570,831	6,570,831
Provision for income tax (expense) benefit	—	—	—	6,367	6,367
Reclassification of additional paid-in-capital	—	—	(189,082)	189,082	—
Issuance of common stock	9,091,260	9,091	168,707,907	—	168,716,998
Distributions to stockholders	—	—	—	(15,649,588)	(15,649,588)
Balance at September 30, 2020	17,401,121	17,401	337,337,998	9,646,368	347,001,767
Net investment income	—	—	—	26,592,831	26,592,831
Net unrealized appreciation (depreciation)	—	—	—	7,280,860	7,280,860
Net realized gains (losses)	—	—	—	2,992,242	2,992,242
Provision for income tax (expense) benefit	—	—	—	(126,088)	(126,088)
Distributions to stockholders	—	—	—	(37,238,403)	(37,238,403)
Balance at September 30, 2021	17,401,121	$17,401	$337,337,998	$9,147,810	$346,503,209
Capital Activity
As of September 30, 2021 and September 30, 2020, the Company completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has the authority to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for the Company’s Common Stock through September 30, 2021:

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

The following table reflects the distributions per share that the Company has paid on its common stock during the year ended September 30, 2021:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	December 15, 2020	December 31, 2020	$0.35	$6,090,393
Special	December 15, 2020	December 31, 2020	0.62	10,788,696
Quarterly	March 15, 2021	March 26, 2021	0.35	6,090,393
Quarterly	June 15, 2021	June 30, 2021	0.40	6,960,449
Quarterly	September 15, 2021	September 27, 2021	0.42	7,308,472
			$2.14	$37,238,403

The following table reflects the distributions per share that the Company has paid on its common stock during the year ended September 30, 2020:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	November 7, 2019	November 21, 2019	$0.29	$2,409,859
Special	December 13, 2019	December 30, 2019	0.32	2,659,155
Quarterly	March 13, 2020	March 31, 2020	0.31	2,576,058
Quarterly	June 15, 2020	June 30, 2020	0.19	3,306,213
Quarterly	September 15, 2020	September 30, 2020	0.27	4,698,303
			$1.38	$15,649,588

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
As of September 30, 2021 and September 30, 2020, the Company had no borrowings outstanding under the CNB-1 Facility. The Company’s borrowings under the CNB-1 Facility bore interest at a weighted average interest rate of 3.27% and 4.09% for the years ended September 30, 2020 and 2019, respectively. For the years ended September 30, 2020 and 2019, the Company recorded interest expense (inclusive of fees) of $1,769,383 and $2,657,341, respectively, related to the CNB-1 Facility.
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
As of September 30, 2021 and September 30, 2020, the Company had $51.0 million and $5.0 million, respectively, outstanding under the CNB-2 Facility. For the years ended September 30, 2021 and 2020, the Company’s borrowings under the CNB-2 Facility bore interest at a weighted average interest rate of 2.91% and 3.32%, respectively. For the years ended September 30, 2021 and 2020, the Company recorded interest expense (inclusive of fees) of $1,302,400 and $183,244, respectively, related to the CNB-2 Facility.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of September 30, 2021 and September 30, 2020, the Company had $200.0 million and $100.0 million, respectively, outstanding under the Citibank Facility. The Company’s borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.32%, 2.91% and 4.03% for the years ended September 30, 2021, 2020 and 2019, respectively. For the years ended September 30, 2021, 2020 and 2019, the Company recorded interest expense (inclusive of fees) of $3,999,650, $2,692,069 and $160,052, respectively, related to the Citibank Facility.

Secured Borrowings

As of September 30, 2021, the Company had $10.0 million of secured borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 90 days of the trade date. There were no secured borrowings outstanding as of September 30, 2020. The Company recorded $0.2 million of interest expense in connection with secured borrowings for the year ended September 30, 2021. The Company's secured borrowings bore interest at a weighted average rate of 3.23% for the year ended September 30, 2021.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal Payments
Scheduled principal payments for debt obligations as of September 30, 2021 are as follows:

	Payments due during fiscal years ended September 30,
	Total	2022	2023	2024	2025	2026 and Thereafter
CNB-2 Facility	$51,000,000	$—	$51,000,000	$—	$—	$—
Citibank Facility	200,000,000	—	—	—	200,000,000	—
Secured borrowings	9,969,425	9,969,425	—	—	—	—
Total	$260,969,425	$9,969,425	$51,000,000	$—	$200,000,000	$—

Note 7. Interest Income

As of September 30, 2021, there were no investments on which the Company had stopped accruing cash and/or PIK interest and/or OID income. As of September 30, 2020, there was one investment on which the Company had stopped accruing cash and/or PIK interest and/or OID income.
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
Listed below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the years ended September 30, 2021, 2020 and 2019:

	Year ended September 30, 2021	Year ended September 30, 2020	Year ended September 30, 2019
Net increase (decrease) in net assets resulting from operations	$36,739,845	$22,307,607	$5,619,394
Net unrealized (appreciation) depreciation	(7,280,860)	1,439,671	(1,691,630)
Book/tax differences due to capital gains incentive fee	1,765,387	1,027,505	385,550
Book/tax difference due to organizational and deferred offering costs	(30,407)	(30,407)	668,719
Other book/tax differences	1,397,679	(676,078)	14,515
Taxable income (1)	$32,591,644	$24,068,298	$4,996,548
__________________
(1)The Company's taxable income for the year ended September 30, 2021 is an estimate and will not be finally determined until the Company files its tax return. Therefore, the final taxable income may be different than the estimate.
For the year ended September 30, 2021, the Company recognized a total provision for income tax expense of $126,088, which was comprised of a deferred income tax expense of $113,535 that resulted from unrealized appreciation on an investment held by a wholly-owned taxable subsidiary and a current tax expense of $12,553.
For the year ended September 30, 2020, the Company recognized a total provision for income tax benefit of $6,367, which was comprised of a current income tax benefit of $10,206 partially offset by a deferred income tax expense of $3,839 that resulted from unrealized appreciation on investments held by wholly-owned taxable subsidiaries.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2021, the Company's tax year end, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net	$6,474,540
Net realized capital gains	$—
Unrealized gains, net	$2,673,270
The aggregate cost of investments for income tax purposes was $573,402,904 as of September 30, 2021. As of September 30, 2021, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for income tax purposes was $28,135,526. As of September 30, 2021, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for income tax purposes over value was $25,462,256. As of September 30, 2021, net unrealized depreciation based on the aggregate cost of investments for income tax purposes was $2,673,270.

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
For purposes of calculating the Management Fee, the Gross Asset Value is determined by the Company’s board of directors (including any committee thereof). Until August 6, 2019, the Management Fee for each quarter was calculated based on the Company’s average Gross Asset Value at the end of each month during such calendar quarter (prior to taking into account any Incentive Fee); provided, that the Management Fee for the Company’s first calendar quarter was calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). Following August 6, 2019, the Management Fee for each quarter is calculated based on the Company’s average Gross Asset Value at the end of such quarter and at the end of the preceding quarter (in each case, prior to taking into account any Incentive Fee); provided, that the Management Fee for the calendar quarter in which the Company consummates a Qualified Listing will be calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). For the years ended September 30, 2021, 2020 and 2019, base management fees were $5,277,116, $3,689,499 and $1,570,326, respectively.
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
The foregoing calculations will be appropriately prorated for any period of less than three months and adjusted for any issuances or repurchases of Common Stock during a quarter. For the years ended September 30, 2021, 2020 and 2019, Investment Income Incentive Fees were $7,155,662, $3,955,710 and $411,257, respectively.
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
Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

period, then the Company will accrue an incentive fee equal to 20% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended September 30, 2021, 2020 and 2019, the Company accrued Capital Gains Incentive Fees of $2,029,815, $1,027,505 and $385,550, respectively. As of September 30, 2021 and September 30, 2020, there was $3,220,463 and $1,455,076, respectively, of Capital Gains Incentive Fee accrued on a cumulative basis. As of September 30, 2021, $264,428 of Capital Gains Incentive Fees were paid cumulatively under the terms of the Investment Advisory Agreement.
As of September 30, 2021 and September 30, 2020, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amounts of $6,433,876 and $4,468,874, respectively, reflecting the unpaid portion of the Base Management Fee and Incentive Fees payable to the Adviser.
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
For the year ended September 30, 2021, the Company incurred $499,710 of expenses under the Administration Agreement, of which $418,580 was included in administrator expense and the remaining $81,130 was included in general and administrative expenses on the Consolidated Statements of Operations. For the year ended September 30, 2020, the Company incurred $551,954 of expenses under the Administration Agreement, of which $470,898 was included in administrator expense and the remaining $81,056 was included in general and administrative expenses on the Consolidated Statements of Operations. For the year ended September 30, 2019, the Company incurred $644,180 of expenses under the Administration Agreement, of which $421,173 was included in administrator expense and the remaining $223,007 was included across general and administrative expenses, offering costs and organization expenses on the Consolidated Statements of Operations. As of September 30, 2021 and September 30, 2020, $1,055,391 and $570,134, respectively, was included in “Due to affiliates” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses.

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

Note 11. Financial Highlights

	Year ended September 30, 2021	Year ended September 30, 2020	Year ended September 30, 2019
Net asset value at beginning of period	$19.94	$20.65	$19.70
Net investment income (1)	1.53	1.38	0.90
Net unrealized appreciation (depreciation) (1)(2)	0.42	(1.24)	0.37
Net realized gains (losses) (1)	0.17	0.53	0.06
Provision for income taxes (1)	(0.01)	—	—
Distributions of net investment income to stockholders	(1.74)	(1.38)	(0.47)
Distributions of capital gains to stockholders	(0.40)	—	—
Effect of sale price of drawdowns (3)	—	—	0.09
Net asset value at end of period	$19.91	$19.94	$20.65
Total return (4)	11.03%	3.46%	7.21%
Common stock outstanding at beginning of period	17,401,121	8,309,861	1,541,738
Common stock outstanding at end of period	17,401,121	17,401,121	8,309,861
Net assets at beginning of period	$347,001,767	$171,626,750	$30,372,317
Net assets at end of period	$346,503,209	$347,001,767	$171,626,750
Average net assets (5)	$347,574,530	$239,649,143	$83,242,777
Ratio of net investment income to average net assets	7.65%	7.16%	4.43%
Ratio of total expenses to average net assets	6.47%	6.54%	9.58%
Ratio of portfolio turnover to average investments at fair value	47.55%	64.79%	16.41%
Weighted average outstanding debt	$180,967,198	$123,846,995	$56,718,082
Average debt per share (1)	$10.40	$9.97	$13.85
Asset coverage ratio (6)	232.78%	428.45%	306.78%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	The amount shown does not correspond with net unrealized appreciation (depreciation) for the years ended September 30, 2020 and 2019 as it includes the effect of the timing of equity issuances.
(3)	Increase is due to drawdowns during the period that were executed at a sale price at a premium to net asset value in order to effect a reallocation of organizational costs to subsequent investors.
(4)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvestment price equal to the NAV per share at the beginning of the period.
(5)	Calculated based upon the weighted average net assets for the period.
(6)	Based on outstanding senior securities of $261.0 million, $105.6 million and $83.0 million as of September 30, 2021, 2020 and 2019, respectively.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Securities

Information about the Company's senior securities (including debt securities and other indebtedness) is shown in the following table as of the fiscal years ended September 30, 2021, 2020 and 2019.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit

CNB-1 Facility
Fiscal 2019	$65,000,000	$3,068	—	N/A

CNB-2 Facility
Fiscal 2020	$5,000,000	$4,285	—	N/A
Fiscal 2021	51,000,000	2,328	—	N/A

Citibank Facility
Fiscal 2019	$18,000,000	$3,068	—	N/A
Fiscal 2020	100,000,000	4,285	—	N/A
Fiscal 2021	200,000,000	2,328	—	N/A

Derivative Liability
Fiscal 2020	$647,889	$4,285	—	N/A

Secured Borrowings
Fiscal 2021	$9,969,425	2,328	—	N/A

Total Senior Securities
Fiscal 2019	$83,000,000	$3,068	—	N/A
Fiscal 2020	105,647,889	4,285	—	N/A
Fiscal 2021	260,969,425	2,328	—	N/A
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of September 30, 2021 and September 30, 2020, off-balance sheet arrangements consisted of $48,497,448 and $43,585,363, respectively, of unfunded commitments to provide debt and equity financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

	September 30, 2021	September 30, 2020
Coty Inc.	$6,352,000	$—
Athenex, Inc.	6,242,124	8,322,832
Marinus Pharmaceuticals, Inc.	4,497,280	—
RumbleOn, Inc.	3,939,637	—
Gulf Operating, LLC	3,470,000	—
Assembled Brands Capital LLC	2,690,942	3,904,072
Latam Airlines Group S.A.	1,883,102	—
Sunland Asphalt & Construction, LLC	1,767,564	—
NeuAG, LLC	1,551,000	1,551,000
SumUp Holdings Luxembourg S.À.R.L.	1,406,325	—
CorEvitas, LLC	1,181,433	1,894,500
BAART Programs, Inc.	1,087,000	—
Pluralsight, LLC	1,057,932	—
Olaplex, Inc.	1,026,000	513,000
Accupac, Inc.	913,612	856,511
MHE Intermediate Holdings, LLC	866,429	—
Thermacell Repellents, Inc.	833,333	—
Mindbody, Inc.	761,905	761,905
MRI Software LLC	693,399	2,577,616
Thrasio, LLC	666,700	—
Dialyze Holdings, LLC	630,750	—
SIO2 Medical Products, Inc.	617,786	—
OTG Management, LLC	610,476	—
PRGX Global, Inc.	609,399	—
Berner Food & Beverage, LLC	598,373	—
Relativity ODA LLC	543,700	—
The Avery	466,977	—
Acquia Inc.	431,113	468,601
Telestream Holdings Corporation	360,720	—
Apptio, Inc.	276,923	461,538
Digital.AI Software Holdings, Inc.	236,693	—
109 Montgomery Owner LLC	226,821	—
WPEngine, Inc.	—	9,504,950
NuStar Logistics, L.P.	—	7,054,000
A.T. Holdings II SÀRL	—	2,720,000
Ardonagh Midco 3 PLC	—	2,148,573
OEConnection LLC	—	560,336
Immucor, Inc.	—	197,694
iCIMs, Inc.	—	88,235
	$48,497,448	$43,585,363

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement ("ISDA Master Agreement") with its derivative counterparty, The Bank of New York Mellon. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of September 30, 2021, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's foreign currency forward contracts.
Net unrealized gains or losses on foreign currency forward contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on foreign currency forward contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Foreign currency forward contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2021.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$13,551,234	€11,534,208	11/12/2021	$173,075	$—	Derivative asset
Foreign currency forward contract	$17,392,336	£12,568,533	11/12/2021	$444,929	$—	Derivative asset
				$618,004	$—
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2020.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$6,662,097	€6,026,830	11/12/2020	$—	$411,465	Derivative liability
Foreign currency forward contract	$9,893,413	£7,833,885	11/12/2020	$—	$236,424	Derivative liability
				$—	$647,889

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the year ended September 30, 2021, except as discussed below.

Distribution Declaration
On December 10, 2021, the Company's Board of Directors approved a quarterly distribution of $0.42 per share, payable in cash on December 28, 2021 to the Company's stockholders of record as of the close of business on December 15, 2021. Additionally, on December 10, 2021, the Company's Board of Directors approved a special distribution of $0.38 per share, payable in cash on December 28, 2021 to the Company's stockholders of record as of the close of business on December 15, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2021.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On December 10, 2021, our board of directors appointed Matthew Stewart as Chief Operating Officer of the Company, effective immediately. Mathew Pendo, previously the Company’s President and Chief Operating Officer, will continue in his role as the Company’s President.

Mr. Stewart joined OCM in 2017 and currently serves as a senior vice president and investment professional on OCM’s Strategic Credit team. Prior to joining OCM, Mr. Stewart was a vice president at Fifth Street Management. Prior thereto, he was a director at Stifel Nicolaus where he worked in the Leveraged Finance group. Mr. Stewart began his career as a senior associate at BDO Consulting in the Business Restructuring group before moving on to serving as a vice president in the institutional fixed income business at Knight Capital Group. He received a B.B.A. in finance and a B.S. in accountancy from Villanova University. Mr. Stewart is a Certified Public Accountant (inactive) and CFA charterholder.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this annual report

The following reports and financial statements are set forth in Part II, Item 8 of this Form 10-K:

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
4.1	Form of Subscription Agreement (2)
4.2	Description of Securities *
10.1	Amended and Restated Investment Advisory Agreement, dated as of May 11, 2020, by and between the Company and Oaktree Fund Advisors, LLC. (3)
10.2	Administration Agreement, dated as of September 30, 2019, by and between the Company and Oaktree Fund Administration, LLC (4)
10.3	Form of Indemnification Agreement (1)
10.4	Custody Agreement, dated as of July 31, 2018, by and between the Company and The Bank of New York Mellon (1)
10.5
Loan and Security Agreement, dated as of July 26, 2019, by and among Oaktree Strategic Income II, Inc., OSI 2 Senior Lending SPV, LLC, each of the lenders from time to time party thereto, Citibank, N.A. and Deutsche Bank Trust Company Americas. (5)

10.6
First Amendment to Loan and Security Agreement, dated as of September 20, 2019, by and among Oaktree Strategic Income II, Inc., OSI 2 Senior Lending SPV, LLC, each of the lenders from time to time party thereto, Citibank, N.A. and Deutsche Bank Trust Company Americas. (6)

10.7
Second Amendment to Loan and Security Agreement, dated as of July 2, 2020, by and among Oaktree Strategic Income II, Inc., OSI 2 Senior Lending SPV, LLC, each of the lenders from time to time party thereto, and Citibank, N.A. (7)

10.8	Loan and Security Agreement, dated as of June 9, 2020, by and between Oaktree Strategic Income II, Inc., as borrower, and City National Bank, as lender. (8)
10.9	Third Amendment to Loan and Security Agreement, dated as of December 31, 2020, by and among Oaktree Strategic Income II, Inc., OSI 2 Senior Lending SPV, LLC, and Citibank, N.A.(9)
10.10	Fourth Amendment to Loan and Security Agreement, dated as of March 31, 2021, by and among Oaktree Strategic Income II, Inc., OSI 2 Senior Lending SPV, LLC, and Citibank, N.A.(10)
10.11	First Amendment to Loan and Security Agreement, dated as of March 31, 2021, by and between Oaktree Strategic Income II, Inc. and City National Bank.(11)
21	Subsidiaries: ● OSI 2 Senior Lending SPV, LLC - Delaware
24	Power of Attorney (included on the signature page hereto)*
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Form 10-12G filed by the Company on August 3, 2018 (File No. 000-55975)
(2)	Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on October 2, 2018 (File No. 000-55975)
(3)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed by the Company on May 13, 2020 (File No. 814-01281)
(4)	Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K, filed by the Company on December 18, 2019 (File No. 814-01281)
(5)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 14, 2019 (File No. 814-01281)
(6)	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed by the Company on December 18, 2019 (File No. 814-01281)
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on July 8, 2020 (File No. 814-01281)
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on June 12, 2020 (File No. 814-01281)
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on January 6, 2021 (File No. 814-01281)
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on April 6, 2021 (File No. 814-01281)
(11)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed by the Company on April 6, 2021 (File No. 814-01281)

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 16. Form 10-K Summary

None.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKTREE STRATEGIC INCOME II, INC.

By:	/s/ Armen Panossian
Armen Panossian
Chairman, Chief Executive Officer and Chief Investment Officer

By:	/s/ Mel Carlisle
Mel Carlisle
Chief Financial Officer and Treasurer
Date: December 14, 2021

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Armen Panossian and Mel Carlisle, and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Annual Report on Form 10-K for the fiscal year ended September 30, 2021, and any or all amendments to this Report, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any other regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in order to effectuate the same, as fully to all intents and purposes as he himself might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Armen Panossian Armen Panossian	Chairman, Chief Executive Officer and Chief Investment Officer (principal executive officer)	December 14, 2021

/s/ Mel Carlisle Mel Carlisle	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	December 14, 2021

/s/ Deborah A. Gero Deborah A. Gero	Director	December 14, 2021

/s/ Allison Keller Allison Keller	Director	December 14, 2021

/s/ Steve Mosko Steve Mosko	Director	December 14, 2021

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Date: December 14, 2021