Form 10-Q
period 2021-12-31
Oaktree Strategic Income II, Inc.
filed 2022-02-10
CIK 1744179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2022
Common stock, $0.001 par value	17,401,121

OAKTREE STRATEGIC INCOME II, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2021

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Assets and Liabilities

	December 31, 2021 (unaudited)	September 30, 2021
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost December 31, 2021: $591,969,113; cost September 30, 2021: $568,303,425)	$599,132,539	$575,429,432
Cash and cash equivalents	18,300,053	19,255,047
Restricted cash	5,214,207	4,317,968
Interest receivable	3,020,908	3,196,194
Receivables from unsettled transactions	2,316,511	11,349,581
Deferred financing costs	1,739,540	1,915,573
Derivative asset at fair value	340,640	618,004
Other assets	309,247	364,450
Total assets	$630,373,645	$616,446,249
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$518,600	$482,680
Base management fee and incentive fees payable	6,796,081	6,433,876
Due to affiliates	591,927	1,055,391
Interest payable	1,134,305	884,294
Payables from unsettled transactions	16,240,258	—
Director fees payable	38,750	—
Deferred tax liability	103,960	117,374
Secured borrowings	9,969,425	9,969,425
Credit facilities payable	254,000,000	251,000,000
Total liabilities	289,393,306	269,943,040
Commitments and contingencies (Note 11)
Net assets:
Common stock, $0.001 par value per share, 250,000,000 shares authorized; 17,401,121 shares issued and outstanding at December 31, 2021 and September 30, 2021	17,401	17,401
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized; none issued and outstanding at December 31, 2021 and September 30, 2021	—	—
Additional paid-in-capital	337,337,998	337,337,998
Accumulated distributable earnings (loss)	3,624,940	9,147,810
Total net assets (equivalent to $19.60 and $19.91 per common share at December 31, 2021 and September 30, 2021, respectively) (Note 10)	340,980,339	346,503,209
Total liabilities and net assets	$630,373,645	$616,446,249
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months ended December 31, 2021	Three months ended December 31, 2020
Interest income:
Non-control/Non-affiliate investments	$12,428,151	$8,395,347
Interest on cash and cash equivalents	(185)	4
Total interest income	12,427,966	8,395,351
PIK interest income:
Non-control/Non-affiliate investments	957,872	836,758
Total PIK interest income	957,872	836,758
Fee income:
Non-control/Non-affiliate investments	243,902	1,270,883
Total fee income	243,902	1,270,883
Total investment income	13,629,740	10,502,992
Expenses:
Base management fee	1,476,111	1,141,527
Investment income incentive fee	1,929,968	1,563,232
Capital gains incentive fee	169,538	1,113,049
Professional fees	328,134	287,729
Director fees	38,750	38,750
Interest expense	1,747,643	877,956
Administrator expense	115,684	90,956
General and administrative expenses	273,577	249,911
Total expenses	6,079,405	5,363,110
Net investment income	7,550,335	5,139,882
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	38,643	5,141,980
Foreign currency forward contracts	(277,364)	43,374
Net unrealized appreciation (depreciation)	(238,721)	5,185,354
Realized gains (losses):
Non-control/Non-affiliate investments	144,719	1,238,352
Foreign currency forward contracts	928,279	(853,748)
Net realized gains (losses)	1,072,998	384,604
Provision for income tax (expense) benefit	13,414	(8,017)
Net realized and unrealized gains (losses), net of taxes	847,691	5,561,941
Net increase (decrease) in net assets resulting from operations	$8,398,026	$10,701,823
Net investment income per common share — basic and diluted	$0.43	$0.30
Earnings (loss) per common share — basic and diluted (Note 5)	$0.48	$0.62
Weighted average common shares outstanding — basic and diluted	17,401,121	17,401,121

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended December 31, 2021	Three months ended December 31, 2020
Operations:
Net investment income	$7,550,335	$5,139,882
Net unrealized appreciation (depreciation)	(238,721)	5,185,354
Net realized gains (losses)	1,072,998	384,604
Provision for income tax (expense) benefit	13,414	(8,017)
Net increase (decrease) in net assets resulting from operations	8,398,026	10,701,823
Capital share transactions:
Distributions to stockholders	(13,920,896)	(16,879,089)
Net increase (decrease) in net assets from capital share transactions	(13,920,896)	(16,879,089)
Total increase (decrease) in net assets	(5,522,870)	(6,177,266)
Net assets at beginning of period	346,503,209	347,001,767
Net assets at end of period	$340,980,339	$340,824,501
Net asset value per common share	$19.60	$19.59
Common shares outstanding at end of period	17,401,121	17,401,121

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended December 31, 2021	For the three months ended December 31, 2020
Operating activities:
Net increase (decrease) in net assets resulting from operations	$8,398,026	$10,701,823
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	238,721	(5,185,354)
Net realized (gains) losses	(1,072,998)	(384,604)
PIK interest income	(957,872)	(836,758)
Accretion of original issue discount on investments	(1,289,295)	(958,653)
Amortization of deferred financing costs	176,033	131,226
Deferred taxes	(13,414)	(2,189)
Purchases of investments	(68,632,605)	(107,795,724)
Proceeds from sales and repayments of investments	48,955,462	76,870,578
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(91,685)	(154,305)
(Increase) decrease in receivables from unsettled transactions	9,033,070	(5,414,966)
(Increase) decrease in other assets	55,203	(8,690,070)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	35,920	(121,040)
Increase (decrease) in base management fee and incentive fees payable	362,205	804,000
Increase (decrease) in due to affiliates	(463,464)	108,027
Increase (decrease) in interest payable	250,011	53,295
Increase (decrease) in payables from unsettled transactions	16,240,258	38,207,991
Increase (decrease) in director fees payable	38,750	—
Net cash provided by (used in) operating activities	11,262,326	(2,666,723)
Financing activities:
Distributions paid in cash	(13,920,896)	(16,879,089)
Borrowings under the credit facilities	26,000,000	30,000,000
Repayments of borrowings under the credit facilities	(23,000,000)	—
Deferred financing costs paid	—	(194,863)
Net cash provided by (used in) financing activities	(10,920,896)	12,926,048
Effect of exchange rate changes on foreign currency	(400,185)	(157,612)
Net increase (decrease) in cash and cash equivalents and restricted cash	(58,755)	10,101,713
Cash and cash equivalents and restricted cash, beginning of period	23,573,015	31,016,086
Cash and cash equivalents and restricted cash, end of period	$23,514,260	$41,117,799
Supplemental information:
Cash paid for interest	$1,321,599	$693,435
Non-cash financing activities:
Accrued deferred financing costs	$—	$(26,904)

Reconciliation to the Consolidated Statement of Assets and Liabilities	December 31, 2021	September 30, 2021
Cash and cash equivalents	$18,300,053	$19,255,047
Restricted cash	5,214,207	4,317,968
Total cash and cash equivalents and restricted cash	$23,514,260	$23,573,015
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments						(7)
109 Montgomery Owner LLC		Real Estate Operating Companies
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 2/2/2023	7.50%		$587,437	$567,535	$652,501	(5)(8)(9)
				567,535	652,501
A.T. Holdings II SÀRL		Biotechnology
First Lien Term Loan, 9.50% cash due 12/22/2022			11,190,228	11,136,116	11,166,728	(8)(10)
				11,136,116	11,166,728
Accupac, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.00% cash due 1/17/2026	7.00%		4,502,145	4,449,129	4,502,144	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+6.00% cash due 1/17/2026			—	(10,086)	—	(5)(8)(9)
First Lien Revolver, LIBOR+6.00% cash due 1/17/2026	7.00%		428,256	421,532	428,256	(5)(8)(9)
				4,860,575	4,930,400
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	8.00%		4,381,994	4,326,014	4,377,174	(5)(8)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025			—	(6,144)	(515)	(5)(8)(9)
				4,319,870	4,376,659
ADB Companies, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.25%		8,586,554	8,424,047	8,510,606	(5)(8)
				8,424,047	8,510,606
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.25%		€5,147,000	5,638,647	5,848,281	(5)(8)(10)
				5,638,647	5,848,281
AIP RD Buyer Corp.		Distributors
Second Lien Term Loan, SOFR+7.75% cash due 12/23/2029	8.75%		$3,459,000	3,390,080	3,389,820	(5)(8)
3,460 Common Units in RD Holding LP				346,000	346,000	(8)
				3,736,080	3,735,820
Alvogen Pharma US, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.25%		5,018,269	4,771,182	4,811,266	(5)
				4,771,182	4,811,266
Alvotech Holdings S.A.		Biotechnology
Fixed Rate Bond 15% PIK Tranche A due 6/24/2025			3,109,198	3,295,508	3,368,731	(8)(10)(11)
Fixed Rate Bond 15% PIK Tranche B due 6/24/2025			2,909,948	3,091,709	3,152,849	(8)(10)(11)
5,930 Common Shares				854,331	848,168	(8)(10)
				7,241,548	7,369,748
American Tire Distributors, Inc.		Distributors
First Lien Term Loan, LIBOR+6.25% cash due 10/20/2028	7.00%		6,009,000	5,933,888	6,058,364	(5)
				5,933,888	6,058,364
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%		8,056,500	7,795,693	7,828,219	(5)(8)(10)
				7,795,693	7,828,219
Anastasia Parent, LLC		Personal Products
First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	3.97%		1,280,585	1,011,190	1,154,607	(5)
				1,011,190	1,154,607
Ankura Consulting Group LLC		Research & Consulting Services
Second Lien Term Loan, LIBOR+8.00% cash due 3/19/2029	8.75%		2,398,000	2,362,030	2,421,979	(5)(8)
				2,362,030	2,421,979
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		7,129,297	7,056,448	7,072,982	(5)(8)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025	8.25%		184,615	179,970	180,970	(5)(8)(9)
				7,236,418	7,253,952

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+6.75% cash due 7/14/2026	7.75%		€1,052,732	$1,174,720	$1,209,139	(5)(8)(10)
First Lien Term Loan, UK LIBOR+6.75% cash due 7/14/2026	7.50%		£9,987,149	12,482,533	13,662,365	(5)(8)(10)
				13,657,253	14,871,504
ASP-R-PAC Acquisition Co LLC		Paper Packaging
First Lien Term Loan, LIBOR+6.00% cash due 12/29/2027	6.75%		$3,326,043	3,259,674	3,259,522	(5)(8)(10)
First Lien Revolver, LIBOR+6.00% cash due 12/29/2027	6.75%		79,191	71,290	71,272	(5)(8)(9)(10)
				3,330,964	3,330,794
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.75% cash due 10/17/2023	7.75%		1,729,426	1,729,426	1,701,403	(5)(8)(9)
174,131 Class A Units				82,713	41,791	(8)
100,285 Preferred Units, 6%				110,285	126,827	(8)
7,621 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(8)
				1,922,424	1,870,021
Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	6.25%		910,391	817,971	803,420	(5)
				817,971	803,420
Astra Acquisition Corp.		Application Software
First Lien Term Loan, LIBOR+5.25% cash due 10/25/2028	5.75%		2,800,000	2,704,007	2,755,676	(5)
				2,704,007	2,755,676
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			12,484,249	12,097,743	12,328,195	(8)(10)
First Lien Delayed Draw Term Loan, 11.00% cash due 6/19/2026			—	(86,693)	(78,027)	(8)(9)(10)
97,205 Common Stock Warrants (exercise price $12.63) expiration date 6/19/2027				334,385	9,721	(8)(10)
				12,345,435	12,259,889
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%		7,368,750	7,237,917	6,978,205	(5)(8)(10)
				7,237,917	6,978,205
The Avery		Real Estate Operating Companies
First Lien Delayed Draw Term Loan in T8 Urban Condo Owner, LLC, LIBOR+7.30% cash due 2/17/2023	7.55%		4,681,789	4,654,176	4,730,331	(5)(8)(9)
Subordinated Delayed Draw Debt in T8 Senior Mezz LLC, LIBOR+12.50% cash due 2/17/2023	12.75%		1,102,222	1,096,066	1,102,394	(5)(8)
				5,750,242	5,832,725
BAART Programs, Inc.		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%		1,194,000	1,182,060	1,188,030	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%		376,440	363,256	369,731	(5)(8)(9)
Second Lien Term Loan, LIBOR+8.50% cash due 6/11/2028	9.50%		1,754,000	1,727,690	1,745,230	(5)(8)
Second Lien Delayed Draw Term Loan, LIBOR+8.50% cash due 6/11/2028			—	(39,263)	(13,380)	(5)(8)(9)
				3,233,743	3,289,611
Berner Food & Beverage, LLC		Soft Drinks
First Lien Term Loan, LIBOR+6.50% cash due 7/30/2027	7.50%		8,057,839	7,926,931	7,920,856	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 7/30/2027	7.50%		314,146	301,994	301,430	(5)(8)(9)
				8,228,925	8,222,286

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Blumenthal Temecula, LLC		Automotive Retail
First Lien Term Loan, 9.00% cash due 9/24/2023			$1,277,827	$1,277,827	$1,277,827	(8)
415,294 Preferred Units in Unstoppable Automotive AMV, LLC				415,294	415,294	(8)
95,837 Common Units in Unstoppable Automotive AMV, LLC				95,837	95,837	(8)
95,837 Preferred Units in Unstoppable Automotive VMV, LLC				95,837	95,837	(8)
31,946 Common Units in Unstoppable Automotive VMV, LLC				31,946	31,946	(8)
				1,916,741	1,916,741
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash 2.00% PIK due 11/14/2023	7.50%		3,164,288	3,134,597	2,906,082	(5)(8)
				3,134,597	2,906,082
Chief Power Finance II, LLC		Independent Power Producers & Energy Traders
First Lien Term Loan, LIBOR+6.50% cash due 12/31/2022	7.50%		6,329,464	6,279,913	6,323,135	(5)(8)
				6,279,913	6,323,135
CITGO Holding, Inc.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+7.00% cash due 8/1/2023	8.00%		648,055	633,030	640,603	(5)
				633,030	640,603
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%		5,651,697	5,595,180	5,658,762	(5)
				5,595,180	5,658,762
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+8.50% cash due 1/28/2025	9.50%		9,762,682	9,762,682	8,200,653	(5)(8)
Common Stock Warrants expiration date 7/28/2025				—	454,000	(8)
				9,762,682	8,654,653
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.10%		5,774,695	5,638,634	5,668,239	(5)
				5,638,634	5,668,239
CorEvitas, LLC		Health Care Services
First Lien Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		3,713,392	3,670,702	3,686,251	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 12/13/2025	6.50%		707,273	691,742	697,543	(5)(8)(9)
First Lien Revolver, PRIME+4.50% cash due 12/13/2025	7.75%		111,500	103,809	106,610	(5)(8)(9)
401 Class A2 Common Units in CorEvitas Group Holdings, L.P.				378,610	980,600	(8)
				4,844,863	5,471,004
Coty Inc.		Personal Products
First Lien Revolver, LIBOR+1.75% cash due 4/5/2023			—	(457,344)	(95,280)	(5)(8)(9)(10)
				(457,344)	(95,280)
CPC Acquisition Corp.		Specialty Chemicals
Second Lien Term Loan, LIBOR+7.75% cash due 12/29/2028	8.50%		727,000	716,095	717,913	(5)(8)
				716,095	717,913
Curium Bidco S.à.r.l.		Biotechnology
Second Lien Term Loan, LIBOR+7.75% cash due 10/27/2028	8.50%		3,788,000	3,731,180	3,830,615	(5)(10)
				3,731,180	3,830,615
Dialyze Holdings, LLC		Health Care Equipment
First Lien Term Loan, LIBOR+7.00% cash 2.00% PIK due 8/4/2026	8.00%		4,451,870	4,163,723	4,162,498	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash 2.00% PIK due 8/4/2026			—	(29,599)	(28,384)	(5)(8)(9)
993,431 Class A Warrants (exercise price $1.00) expiration date 8/4/2028				258,292	248,358	(8)
				4,392,416	4,382,472

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Digital.AI Software Holdings, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 2/10/2027	8.00%		$2,631,086	$2,563,934	$2,575,833	(5)(8)
First Lien Revolver, LIBOR+7.00% cash due 2/10/2027	8.00%		94,677	87,428	88,713	(5)(8)(9)
				2,651,362	2,664,546
DirecTV Financing, LLC		Cable & Satellite
First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	5.75%		8,797,500	8,709,525	8,816,942	(5)
				8,709,525	8,816,942
EHR Canada, LLC		Food Retail
First Lien Term Loan, LIBOR+8.00% cash due 2/28/2022	9.00%		166,667	166,525	166,500	(5)(8)
				166,525	166,500
FINThrive Software Intermediate Holdings, Inc.		Health Care Technology
Second Lien Term Loan, LIBOR+6.75% cash due 12/17/2029	7.25%		6,013,000	5,922,805	6,011,106	(5)
				5,922,805	6,011,106
Fortress Biotech, Inc.		Biotechnology
First Lien Term Loan, 11.00% cash due 8/27/2025			2,452,500	2,343,537	2,427,975	(8)(10)(12)
85,811 Common Stock Warrants (exercise price $3.20) expiration date 8/27/2030				90,960	48,912	(8)(10)
				2,434,497	2,476,887
Gibson Brands, Inc.		Leisure Products
First Lien Term Loan, LIBOR+5.00% cash due 8/11/2028	5.75%		1,500,000	1,485,000	1,488,750	(5)
				1,485,000	1,488,750
Global Medical Response, Inc.		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.25%		1,064,974	1,052,234	1,062,503	(5)
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	5.25%		3,735,567	3,677,954	3,725,294	(5)
				4,730,188	4,787,797
Grab Holdings Inc.		Interactive Media & Services
First Lien Term Loan, LIBOR+4.50% cash due 1/29/2026	5.50%		3,970,000	3,872,691	3,991,498	(5)(10)
				3,872,691	3,991,498
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.50%		2,517,618	2,490,373	2,509,033	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024	7.50%		88,235	87,225	87,934	(5)(8)
				2,577,598	2,596,967
Immucor, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+5.75% cash due 7/2/2025	6.75%		2,336,747	2,304,089	2,301,696	(5)(8)
Second Lien Term Loan, LIBOR+8.00% cash 3.50% PIK due 10/2/2025	9.00%		5,961,487	5,880,833	5,901,872	(5)(8)
				8,184,922	8,203,568
Indivior Finance S.À.R.L.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% cash due 6/30/2026	6.00%		1,990,000	1,953,557	1,978,388	(5)(10)
				1,953,557	1,978,388
Intelsat Jackson Holdings S.A.		Alternative Carriers
First Lien Term Loan, PRIME+4.75% cash due 11/27/2023	8.00%		986,227	966,888	986,429	(5)(10)
				966,888	986,429
Inventus Power, Inc.		Electrical Components & Equipment
First Lien Term Loan, LIBOR+5.00% cash due 3/29/2024	6.00%		4,548,628	4,514,762	4,504,506	(5)(8)
Second Lien Term Loan, LIBOR+8.50% cash due 9/29/2024	9.50%		2,750,000	2,707,031	2,702,425	(5)(8)
				7,221,793	7,206,931
INW Manufacturing, LLC		Personal Products
First Lien Term Loan, LIBOR+5.75% cash due 5/7/2027	6.50%		11,775,000	11,458,584	11,539,500	(5)(8)
				11,458,584	11,539,500
IPC Corp.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 10/1/2026	7.50%		6,214,211	6,054,385	6,058,856	(5)(8)
				6,054,385	6,058,856
Itafos Inc.		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+8.25% cash due 8/25/2024	9.25%		5,237,925	5,053,451	5,044,122	(5)(8)
				5,053,451	5,044,122

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Ivanti Software, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/1/2028	7.75%		$3,692,000	$3,673,540	$3,701,248	(5)
				3,673,540	3,701,248
Jazz Acquisition, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+7.50% cash due 1/29/2027	8.50%		9,485,215	9,252,263	9,591,616	(5)(8)(12)
				9,252,263	9,591,616
LaserShip, Inc.		Air Freight & Logistics
Second Lien Term Loan, LIBOR+7.50% cash due 5/7/2029	8.25%		1,150,000	1,138,500	1,160,068	(5)(8)
				1,138,500	1,160,068
Latam Airlines Group S.A.		Airlines
First Lien Delayed Draw Term Loan, LIBOR+11.00% PIK due 3/29/2022			4,347,157	4,328,900	4,393,884	(5)(8)(9)(10)
First Lien Delayed Draw Term Loan, LIBOR+7.50% PIK due 3/29/2022			1,199,400	1,187,929	1,184,408	(5)(8)(9)(10)
				5,516,829	5,578,292
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	5.22%		8,775,000	8,692,879	8,665,313	(5)(8)
				8,692,879	8,665,313
Lightstone Holdco LLC		Electric Utilities
First Lien Term Loan, LIBOR+3.75% cash due 1/30/2024	4.75%		1,902,000	1,670,022	1,616,054	(5)
				1,670,022	1,616,054
Liquid Environmental Solutions Corporation		Environmental & Facilities Services
Second Lien Term Loan, LIBOR+8.50% cash due 11/30/2026	9.50%		1,046,111	1,025,724	1,025,189	(5)(8)
Second Lien Delayed Draw Term Loan, LIBOR+8.50% cash due 11/30/2026	9.50%		278,963	273,384	262,225	(5)(8)(9)
				1,299,108	1,287,414
Maravai Intermediate Holdings, LLC		Biotechnology
First Lien Term Loan, LIBOR+3.75% cash due 10/19/2027	4.75%		3,898,833	3,859,845	3,920,764	(5)
				3,859,845	3,920,764
Marinus Pharmaceuticals, Inc.		Pharmaceuticals
First Lien Term Loan, 11.50% cash due 5/11/2026			2,529,720	2,485,692	2,493,039	(8)(10)
First Lien Delayed Draw Term Loan, 11.50% cash due 5/11/2026			—	—	—	(8)(9)(10)
				2,485,692	2,493,039
Mesoblast, Inc.		Biotechnology
First Lien Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			1,708,522	1,662,384	1,662,021	(8)(10)
First Lien Delayed Draw Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			—	359	362	(8)(9)(10)
				1,662,743	1,662,383
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+5.75% cash due 7/21/2027	6.75%		4,096,875	4,021,145	4,018,453	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.75% cash due 7/21/2027	6.75%		308,513	302,592	302,899	(5)(8)(9)
First Lien Revolver, LIBOR+5.75% cash due 7/21/2027			—	(6,602)	(6,836)	(5)(8)(9)
				4,317,135	4,314,516
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.50% PIK due 2/14/2025	8.00%		8,598,850	8,501,576	8,452,669	(5)(8)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025			—	(7,915)	(12,952)	(5)(8)(9)
				8,493,661	8,439,717
Mosaic Companies, LLC		Home Improvement Retail
First Lien Term Loan, LIBOR+6.75% cash due 7/2/2026	7.75%		11,522,531	11,315,429	11,292,081	(5)(8)
				11,315,429	11,292,081

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.50%		$7,245,653	$7,199,973	$7,240,038	(5)(8)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026			—	(4,612)	(357)	(5)(8)(9)
				7,195,361	7,239,681
Navisite, LLC		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+8.50% cash due 12/30/2026	9.50%		7,779,000	7,649,622	7,600,083	(5)(8)
				7,649,622	7,600,083
NeuAG, LLC		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024	7.00%		13,645,484	13,310,784	13,399,865	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024			—	(62,040)	(27,918)	(5)(8)(9)
				13,248,744	13,371,947
NN, Inc.		Industrial Machinery
First Lien Term Loan, LIBOR+6.88% cash due 9/19/2026	7.88%		14,765,423	14,449,545	14,470,114	(5)(8)(10)
				14,449,545	14,470,114
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.10%		6,311,565	6,282,655	6,303,676	(5)
Second Lien Term Loan, LIBOR+7.00% cash due 9/25/2027	7.50%		1,804,000	1,768,211	1,767,920	(5)(8)
				8,050,866	8,071,596
Olaplex, Inc.		Personal Products
First Lien Term Loan, LIBOR+6.25% cash due 1/8/2026	7.25%		11,471,346	11,325,964	11,500,024	(5)(8)
First Lien Revolver, LIBOR+6.25% cash due 1/8/2025			—	(12,366)	(5,848)	(5)(8)(9)
				11,313,598	11,494,176
OTG Management, LLC		Airport Services
First Lien Term Loan, LIBOR+2.00% cash 8.00% PIK due 9/1/2025	3.00%		3,269,812	3,211,153	3,204,416	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+2.00% cash 8.00% PIK due 9/1/2025			—	(5,587)	(6,104)	(5)(8)(9)
				3,205,566	3,198,312
Park Place Technologies, LLC		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+5.00% cash due 11/10/2027	6.00%		4,962,500	4,796,149	4,963,542	(5)
				4,796,149	4,963,542
Performance Health Holdings, Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+6.00% cash due 7/12/2027	7.00%		4,902,713	4,812,490	4,815,077	(5)(8)
				4,812,490	4,815,077
PFNY Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+7.00% cash due 12/31/2026	8.00%		6,307,030	6,181,851	6,180,889	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 12/31/2026			—	(11,922)	(12,013)	(5)(8)(9)
First Lien Revolver, LIBOR+7.00% cash due 12/31/2026			—	(5,961)	(6,007)	(5)(8)(9)
				6,163,968	6,162,869
Planview Parent, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.00%		9,872,000	9,723,920	9,896,680	(5)(8)
				9,723,920	9,896,680
PLNTF Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+8.00% cash due 3/22/2026	9.00%		893,020	877,900	897,485	(5)(8)
				877,900	897,485
Pluralsight, LLC		Application Software
First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	9.00%		15,361,250	15,089,890	15,090,892	(5)(8)
First Lien Revolver, LIBOR+8.00% cash due 4/6/2027			—	(18,532)	(18,620)	(5)(8)(9)
				15,071,358	15,072,272

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes

PRGX Global, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+6.75% cash due 3/3/2026	7.75%		$8,235,918	$8,098,803	$8,106,614	(5)(8)
First Lien Revolver, LIBOR+6.75% cash due 3/3/2026			—	(6,764)	(6,378)	(5)(8)(9)
19,485 Class B Common Units				19,485	19,485	(8)
				8,111,524	8,119,721
ProFrac Services, LLC		Industrial Machinery
First Lien Term Loan, LIBOR+8.50% cash due 9/15/2023	9.75%		1,176,313	1,172,308	1,164,550	(5)(8)
				1,172,308	1,164,550
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/31/2027	8.10%		1,500,000	1,500,000	1,496,250	(5)(8)
				1,500,000	1,496,250
Quantum Bidco Limited		Food Distributors
First Lien Term Loan, UK LIBOR+6.00% cash due 1/29/2028	6.12%		£1,125,000	1,488,636	1,503,757	(5)(10)
				1,488,636	1,503,757
Relativity ODA LLC		Application Software
First Lien Term Loan, LIBOR+7.50% PIK due 5/12/2027			$5,728,471	5,607,187	5,619,630	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 5/12/2027			—	(12,128)	(10,330)	(5)(8)(9)
				5,595,059	5,609,300
Renaissance Holding Corp.		Diversified Banks
Second Lien Term Loan, LIBOR+7.00% cash due 5/29/2026	7.10%		1,138,000	1,129,465	1,144,401	(5)
				1,129,465	1,144,401
RumbleOn, Inc.		Automotive Retail
First Lien Term Loan, LIBOR+8.25% cash due 8/31/2026	9.25%		9,169,505	8,624,642	8,940,267	(5)(8)(10)
First Lien Delayed Draw Term Loan, LIBOR+8.25% cash due 8/31/2026			—	(234,098)	(98,491)	(5)(8)(9)(10)
39,794 Class B Common Stock Warrants (exercise price $33.00) expiration date 2/28/2023				290,496	431,765	(8)(10)
				8,681,040	9,273,541
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%		2,657,207	2,630,635	2,660,542	(5)
				2,630,635	2,660,542
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			1,135,694	982,645	1,073,117	(8)
				982,645	1,073,117
SiO2 Medical Products, Inc.		Metal & Glass Containers
First Lien Term Loan, 11.00% cash due 12/21/2026			3,500,786	3,414,697	3,414,079	(8)
Common Stock Warrants (exercise price $0.75) expiration date 7/31/2028				123,557	123,557	(8)
				3,538,254	3,537,636
Sirva Worldwide, Inc.		Diversified Support Services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.60%		431,814	425,336	392,950	(5)
				425,336	392,950
SM Wellness Holdings, Inc.		Health Care Services
Second Lien Term Loan, LIBOR+8.00% cash due 4/16/2029	8.75%		2,925,000	2,881,125	2,946,938	(5)(8)
				2,881,125	2,946,938
Sorenson Communications, LLC		Communications Equipment
First Lien Term Loan, LIBOR+5.50% cash due 3/17/2026	6.25%		4,601,092	4,555,081	4,621,245	(5)
				4,555,081	4,621,245
Sorrento Therapeutics, Inc.		Biotechnology
16,000 Common Stock Units				63,040	74,400	(10)
				63,040	74,400

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Star US Bidco LLC		Industrial Machinery
First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%		$3,432,976	$3,269,230	$3,430,847	(5)
				3,269,230	3,430,847
SumUp Holdings Luxembourg S.À.R.L.		Other Diversified Financial Services
First Lien Delayed Draw Term Loan, EURIBOR+8.50% cash due 3/10/2026	10.00%		€6,820,000	7,947,291	7,639,368	(5)(8)(10)
				7,947,291	7,639,368
Sunland Asphalt & Construction, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.00% cash due 1/13/2026	7.00%		$11,691,437	11,502,973	11,551,140	(5)(8)
First Lien Revolver, LIBOR+6.00% cash due 1/13/2022			—	(999)	(1,823)	(5)(8)(9)
				11,501,974	11,549,317
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	3.97%		2,887,419	2,644,578	2,733,245	(5)
				2,644,578	2,733,245
SVP-Singer Holdings Inc.		Home Furnishings
First Lien Term Loan, LIBOR+6.75% cash due 7/28/2028	7.50%		5,059,320	4,725,230	4,772,608	(5)(8)
				4,725,230	4,772,608
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	8.25%		3,394,977	3,349,450	3,394,281	(5)
				3,349,450	3,394,281
Tahoe Bidco B.V.		Application Software
First Lien Term Loan, LIBOR+6.00% cash due 9/29/2028	6.75%		5,611,000	5,502,612	5,498,780	(5)(8)(10)
First Lien Revolver, LIBOR+6.00% cash due 10/1/2027			—	(8,081)	(8,417)	(5)(8)(9)(10)
				5,494,531	5,490,363
Tecta America Corp.		Construction & Engineering
Second Lien Term Loan, LIBOR+8.50% cash due 4/9/2029	9.25%		1,671,000	1,645,935	1,671,000	(5)(8)
				1,645,935	1,671,000
Telestream Holdings Corporation		Application Software
First Lien Term Loan, LIBOR+8.75% cash due 10/15/2025	9.75%		5,261,850	5,186,707	5,198,708	(5)(8)
First Lien Revolver, LIBOR+8.75% cash due 10/15/2025	9.75%		200,400	192,733	194,388	(5)(8)(9)
				5,379,440	5,393,096
TerSera Therapeutics LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+10.00% cash due 3/30/2026	11.00%		6,100,000	5,960,473	6,143,341	(5)(8)
				5,960,473	6,143,341
Thermacell Repellents, Inc.		Leisure Products
First Lien Term Loan, LIBOR+5.75% cash due 12/4/2026	6.75%		6,619,375	6,585,989	6,586,567	(5)(8)
First Lien Revolver, LIBOR+5.75% cash due 12/4/2026	6.75%		250,000	245,833	245,833	(5)(8)(9)
				6,831,822	6,832,400
Thrasio, LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+7.00% cash due 12/18/2026	8.00%		9,771,690	9,551,184	9,722,831	(5)(8)
2,182 Shares of Series C-3 Preferred Stock in Thrasio Holdings, Inc.				26,665	44,186	(8)
73,648 Shares of Series C-2 Preferred Stock in Thrasio Holdings, Inc.				600,000	1,491,376	(8)
12,510 Shares of Series D Preferred Stock in Thrasio Holdings, Inc.				253,328	253,328	(8)
6,000 Shares of Series X Preferred Stock in Thrasio Holdings, Inc.				6,000,300	6,657,333	(8)(9)
				16,431,477	18,169,054
Touchstone Acquisition, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+6.00% cash due 12/21/2028	6.75%		5,803,000	5,686,940	5,686,940	(5)(8)
				5,686,940	5,686,940
Velocity Commercial Capital, LLC		Thrifts & Mortgage Finance
First Lien Term Loan, LIBOR+8.00% cash due 2/5/2026	9.00%		3,825,566	3,730,784	3,806,438	(5)(8)
				3,730,784	3,806,438

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2021
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+5.00% cash due 9/1/2025	6.00%		$7,406,437	$7,297,079	$7,415,696	(5)
				7,297,079	7,415,696
Verscend Holding Corp.		Health Care Technology
First Lien Term Loan, LIBOR+4.00% cash due 8/27/2025	4.10%		832,093	817,920	832,925	(5)
				817,920	832,925
Virgin Pulse, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 4/6/2029	8.00%		1,540,000	1,524,600	1,526,525	(5)
				1,524,600	1,526,525
Win Brands Group LLC		Housewares & Specialties
First Lien Term Loan, LIBOR+9.00% cash 5.00% PIK due 1/22/2026	10.00%		656,806	650,426	653,522	(5)(8)
62 Class F Warrants in Brand Value Growth LLC (exercise price $0.01) expiration date 1/25/2027				—	38,475	(8)
				650,426	691,997
Windstream Services II, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%		9,997,011	9,669,993	10,043,847	(5)
				9,669,993	10,043,847
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	4.75%		3,883,638	3,869,349	3,733,147	(5)
				3,869,349	3,733,147
WPEngine, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 3/27/2026	7.50%		14,623,000	14,365,379	14,450,054	(5)(8)
				14,365,379	14,450,054
Zephyr Bidco Limited		Specialized Finance
Second Lien Term Loan, UK LIBOR+7.50% cash due 7/23/2026	7.68%		£2,000,000	2,588,873	2,704,376	(5)(10)
				2,588,873	2,704,376
Total Non-Control/Non-Affiliate Investments (175.7% of net assets)				$591,969,113	$599,132,539
Cash and Cash Equivalents and Restricted Cash (6.9% of net assets)				$23,514,260	$23,514,260
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (182.6% of net assets)				$615,483,373	$622,646,799

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$14,771,300	€12,710,431	2/10/2022	Bank of New York Mellon	$305,478
Foreign currency forward contract	$17,056,379	£12,568,533	2/10/2022	Bank of New York Mellon	$35,162
					$340,640

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
December 31, 2021
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
(5)The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of December 31, 2021, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 0.10%, the 60-day LIBOR at 0.16%, the 90-day LIBOR at 0.22%, the 180-day LIBOR at 0.35%, the 360-day LIBOR at 0.59%, the PRIME at 3.25%, the 30-day UK LIBOR at 0.18%, the 180-day UK LIBOR at 0.09%, the 30-day EURIBOR at (0.64)%, the 90-day EURIBOR at (0.60)% and the 180-day EURIBOR at (0.53)%. Most loans include an interest floor, which generally ranges from 0% to 1%.
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
(8)As of December 31, 2021, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2021, qualifying assets represented 78.7% of the Company's total assets and non-qualifying assets represented 21.3% of the Company's total assets.
(11)PIK interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment subsequent to a restructuring that occurred during the year ended September 30, 2021. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of December 31, 2021, the accumulated PIK interest balance for each of the Alvotech Holdings S.A. ("Alvotech") A notes and the B notes was $0.2 million. The fair value of this investment is inclusive of PIK interest income.
(12)The sale of all or a portion of this investment did not qualify for sale accounting under FASB ASC Topic 860, Transfers and Servicing ("ASC 860"), and therefore the investment remains on the Company's Consolidated Schedule of Investments as of December 31, 2021. See "Secured Borrowings" in Note 6 in the Consolidated Financial Statements for further details.

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
(6)Principal includes accumulated PIK interest and is net of repayments, if any. "€" signifies the investment is denominated in Euros. “£” signifies the investment is denominated in British Pounds. All other investments are denominated in U.S. dollars.
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
(11)PIK interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment subsequent to a restructuring that occurred during the year ended September 30, 2021. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of September 30, 2021, the accumulated PIK interest balance for each of the Alvotech A notes and the B notes was $0.1 million. The fair value of this investment is inclusive of PIK interest income.
(12)The sale of all or a portion of this investment did not qualify for sale accounting under ASC 860, and therefore the investment remains on the Company's Consolidated Schedule of Investments as of September 30, 2021. See "Secured Borrowings" in Note 6 in the Company's annual report on Form 10-K for year ended September 30, 2021 for further details.

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

The Company was formed on April 30, 2018 as a Delaware corporation and as of December 31, 2021 is externally managed by Oaktree Fund Advisors, LLC (the "Adviser") pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), between the Company and the Adviser, which was approved by the Board of Directors of the Company on May 11, 2020. From July 9, 2018 through May 11, 2020, the Company was managed by Oaktree Capital Management, L.P., an affiliate of the Adviser. The Adviser is a subsidiary of Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

The Company conducted private offerings (each, a “Private Offering”) of its common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing of a Private Offering, each investor participating in that closing made a capital commitment (each, a “Capital Commitment”) to purchase the Company's Common Stock pursuant to a subscription agreement entered into with the Company in connection with its Capital Commitment ("Subscription Agreement"). The initial closing of a Private Offering occurred on August 6, 2018 (the "Initial Closing"). The Company commenced its loan origination and investment activities shortly after its initial capital drawdown from its non-affiliated investors (the "Initial Drawdown"). The proceeds from the Initial Drawdown provided the Company with the necessary seed capital to commence operations. As of December 31, 2021, the Company completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.

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

Note 2. Significant Accounting Policies
Basis of Presentation:
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature considered necessary for the fair presentation of the Consolidated Financial Statements have been made. All intercompany balances and transactions have been eliminated in consolidation. The Company is an investment company following the accounting and reporting guidance in FASB ASC Topic 946, Financial Services - Investment Companies ("ASC 946").
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
With the exception of the line items entitled "deferred financing costs," "other assets," "deferred tax liability," "secured borrowings" and "credit facilities payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "interest receivable," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fees payable," "due to affiliates," "interest payable," "director fees payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.
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
Derivative Instruments:
The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded as a "derivative asset at fair value" or "derivative liability at fair value" on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts and as such, the Company recognizes its foreign currency forward contracts at fair value with net unrealized gains or losses included in "net unrealized appreciation (depreciation)" in the Consolidated Statements of Operations and net realized gains or losses included in “net realized gains (losses)” in the Consolidated Statements of Operations.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of each of December 31, 2021 and September 30, 2021, there were no investments on non-accrual status.
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
PIK Interest Income
The Company's investments in debt securities may contain PIK interest provisions. PIK interest, which generally represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company generally ceases accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect the portfolio company to be able to pay all principal and interest due. The Company's decision to cease accruing PIK interest on a loan or debt security involves subjective judgments and determinations based on available information about a particular portfolio company, including whether the portfolio company is current with respect to its payment of principal and interest on its loans and debt securities; financial statements and financial projections for the portfolio company; the Company's assessment of the portfolio company's business development success; information obtained by the Company in connection with periodic formal update interviews with the portfolio company's management and, if appropriate, the private equity sponsor; and information about the general economic and market conditions in which the portfolio company operates. The Company's determination to cease accruing PIK interest is generally made well before the Company's full write-down of a loan or debt security. In addition, if it is subsequently determined that the Company will not be able to collect any previously accrued PIK interest, the fair value of the loans or debt securities would be reduced by the amount of such previously accrued, but uncollectible, PIK interest. The accrual of PIK interest on the Company’s debt investments increases the recorded cost bases of these investments in the consolidated financial statements including for purposes of computing the capital gains incentive fee payable by the Company to the Adviser. To maintain its status as a RIC, certain income from PIK interest may be required to be distributed to the Company’s stockholders, even though the Company has not yet collected the cash and may never do so.
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
As of December 31, 2021 and September 30, 2021, included in restricted cash was $5,214,207 and $4,317,968, respectively, which was held at Deutsche Bank Trust Company Americas in connection with the Company's Citibank Facility (defined in Note 6 – Borrowings). The Company was restricted in terms of access to the $5,214,207 and $4,317,968, respectively, until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the Citibank Facility.
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
Income Taxes:
The Company has elected to be subject to tax as a RIC under Subchapter M of the Code and intends to operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to stockholders as a dividend. Depending on the level of taxable income earned during a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company would then incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. The Company anticipates timely distribution of its taxable income within the tax rules under Subchapter M of the Code. The Company did not incur a U.S. federal excise tax for calendar years 2020 and 2021 and does not expect to incur a U.S. federal excise tax for calendar year 2022.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Note 3. Portfolio Investments
Portfolio Composition
As of December 31, 2021, the fair value of the Company's investment portfolio was $599.1 million and was comprised of investments in 114 portfolio companies. As of September 30, 2021, the fair value of the Company's investment portfolio was $575.4 million and was comprised of investments in 108 portfolio companies.
As of December 31, 2021 and September 30, 2021, the Company's investment portfolio consisted of the following:

	December 31, 2021		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
Senior Secured Debt	$580,401,686	98.04%	$554,526,097	97.57%
Preferred Equity	7,501,709	1.27%	7,248,381	1.28%
Common Equity & Warrants	2,969,652	0.50%	2,623,630	0.46%
Subordinated Debt	1,096,066	0.19%	3,905,317	0.69%
Total	$591,969,113	100.00%	$568,303,425	100.00%

	December 31, 2021			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior Secured Debt	$585,152,949	97.67%	171.61%	$559,926,869	97.30%	161.59%
Preferred Equity	9,084,181	1.52%	2.66%	8,585,636	1.49%	2.48%
Common Equity & Warrants	3,793,015	0.63%	1.11%	3,028,295	0.53%	0.87%
Subordinated Debt	1,102,394	0.18%	0.32%	3,888,632	0.68%	1.12%
Total	$599,132,539	100.00%	175.71%	$575,429,432	100.00%	166.06%

The composition of the Company's debt investments as of December 31, 2021 and September 30, 2021 by floating rates and fixed rates was as follows:

	December 31, 2021		September 30, 2021
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$543,968,447	92.79%	$522,279,872	92.63%
Fixed rate	42,286,896	7.21%	41,535,629	7.37%
Total	$586,255,343	100.00%	$563,815,501	100.00%

The geographic composition of the Company's portfolio is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company's business. The following tables

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

show the portfolio composition by geographic region at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets:

	December 31, 2021		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
United States	$511,996,357	86.50%	$489,879,815	86.21%
United Kingdom	34,873,527	5.89%	33,461,333	5.89%
Switzerland	11,136,116	1.88%	12,733,548	2.24%
Luxembourg	9,369,827	1.58%	9,365,580	1.65%
Australia	7,795,693	1.32%	7,804,890	1.37%
Iceland	7,241,548	1.22%	6,762,757	1.19%
Chile	5,516,829	0.93%	4,169,586	0.73%
Singapore	3,872,691	0.65%	3,876,279	0.68%
Canada	166,525	0.03%	249,637	0.04%
Total	$591,969,113	100.00%	$568,303,425	100.00%

	December 31, 2021			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$517,677,060	86.40%	151.82%	$495,262,940	86.07%	142.94%
United Kingdom	35,675,598	5.95%	10.46%	34,344,738	5.97%	9.91%
Switzerland	11,166,728	1.86%	3.27%	12,747,940	2.22%	3.68%
Luxembourg	9,678,896	1.62%	2.84%	9,807,095	1.70%	2.83%
Australia	7,828,219	1.31%	2.30%	7,871,723	1.37%	2.27%
Iceland	7,369,748	1.23%	2.16%	6,873,455	1.19%	1.98%
Chile	5,578,292	0.93%	1.64%	4,238,488	0.74%	1.22%
Singapore	3,991,498	0.67%	1.17%	4,033,053	0.70%	1.16%
Canada	166,500	0.03%	0.05%	250,000	0.04%	0.07%
Total	$599,132,539	100.00%	175.71%	$575,429,432	100.00%	166.06%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of December 31, 2021 and September 30, 2021 was as follows:

	December 31, 2021		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
Application Software	$113,059,351	19.13%	$105,037,693	18.50%
Pharmaceuticals	34,137,631	5.77%	34,125,774	6.00%
Biotechnology	30,128,969	5.09%	32,034,990	5.64%
Personal Products	28,186,603	4.76%	28,836,040	5.07%
Construction & Engineering	21,571,956	3.64%	20,762,547	3.65%
Industrial Machinery	18,891,083	3.19%	20,602,087	3.63%
Fertilizers & Agricultural Chemicals	18,302,195	3.09%	18,208,561	3.20%
Internet & Direct Marketing Retail	16,431,477	2.78%	16,195,690	2.85%
Aerospace & Defense	16,256,209	2.75%	16,267,556	2.86%
Data Processing & Outsourced Services	15,761,146	2.66%	15,762,361	2.77%
Health Care Services	15,689,919	2.65%	15,458,063	2.72%
Health Care Supplies	13,871,862	2.34%	8,129,966	1.43%
Insurance Brokers	13,657,253	2.31%	13,624,213	2.40%
Internet Services & Infrastructure	13,289,810	2.25%	12,096,508	2.13%
Home Improvement Retail	11,315,429	1.91%	11,374,657	2.00%
Automotive Retail	10,597,781	1.79%	10,576,274	1.86%
Airport Services	10,443,483	1.76%	10,385,781	1.83%
Oil & Gas Storage & Transportation	9,762,682	1.65%	9,659,457	1.70%
Integrated Telecommunication Services	9,669,993	1.63%	10,490,500	1.85%
Distributors	9,669,968	1.63%	—	—%
Cable & Satellite	8,709,525	1.47%	8,910,000	1.57%
Real Estate Services	8,692,879	1.47%	8,710,292	1.53%
Leisure Products	8,316,822	1.40%	8,083,405	1.42%
Soft Drinks	8,228,925	1.39%	8,077,613	1.42%
Other Diversified Financial Services	7,947,291	1.34%	6,559,321	1.15%
Movies & Entertainment	7,795,693	1.32%	7,804,890	1.37%
Electrical Components & Equipment	7,221,793	1.22%	7,225,215	1.27%
Leisure Facilities	7,041,868	1.19%	4,329,641	0.76%
Health Care Technology	6,740,725	1.14%	5,603,266	0.99%
Real Estate Operating Companies	6,317,777	1.07%	6,983,385	1.23%
Independent Power Producers & Energy Traders	6,279,913	1.06%	7,574,559	1.33%
Oil & Gas Refining & Marketing	6,228,210	1.05%	7,671,686	1.35%
Metal & Glass Containers	6,168,889	1.04%	5,553,715	0.98%
IT Consulting & Other Services	5,638,634	0.95%	5,644,359	0.99%
Airlines	5,516,829	0.93%	4,169,586	0.73%
Health Care Distributors	4,812,490	0.81%	4,820,334	0.85%
Diversified Support Services	4,742,471	0.80%	4,469,808	0.79%
Home Furnishings	4,725,230	0.80%	4,723,943	0.83%
Communications Equipment	4,555,081	0.77%	4,698,738	0.83%
Specialized Finance	4,511,297	0.76%	4,499,017	0.79%
Health Care Equipment	4,392,416	0.74%	4,351,936	0.77%
Interactive Media & Services	3,872,691	0.65%	3,876,279	0.68%
Thrifts & Mortgage Finance	3,730,784	0.63%	3,748,666	0.66%
Restaurants	3,349,450	0.57%	3,347,525	0.59%
Paper Packaging	3,330,964	0.56%	—	—%
Research & Consulting Services	2,362,030	0.40%	2,362,030	0.42%
Electric Utilities	1,670,022	0.28%	1,641,216	0.29%
Food Distributors	1,488,636	0.25%	1,486,303	0.26%
Environmental & Facilities Services	1,299,108	0.22%	—	—%
Air Freight & Logistics	1,138,500	0.19%	—	—%
Diversified Banks	1,129,465	0.19%	1,129,465	0.20%
Alternative Carriers	966,888	0.16%	964,264	0.17%
Construction Materials	817,971	0.14%	809,832	0.14%
Specialty Chemicals	716,095	0.12%	716,095	0.13%
Housewares & Specialties	650,426	0.11%	645,632	0.11%
Food Retail	166,525	0.03%	249,637	0.04%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
Managed Health Care	$—	—%	$3,918,152	0.69%
Forest Products	—	—%	1,939,746	0.34%
Electronic Components	—	—%	1,375,156	0.24%
Total	$591,969,113	100.00%	$568,303,425	100.00%

	December 31, 2021			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$113,802,662	19.01%	33.36%	$105,949,514	18.42%	30.58%
Pharmaceuticals	34,607,321	5.78%	10.15%	34,958,925	6.08%	10.09%
Biotechnology	30,501,525	5.09%	8.95%	32,486,832	5.65%	9.38%
Personal Products	29,023,403	4.84%	8.51%	29,379,063	5.11%	8.48%
Construction & Engineering	21,730,923	3.63%	6.37%	20,902,686	3.63%	6.03%
Industrial Machinery	19,065,511	3.18%	5.59%	20,988,046	3.65%	6.06%
Fertilizers & Agricultural Chemicals	18,416,069	3.07%	5.40%	18,311,828	3.18%	5.28%
Internet & Direct Marketing Retail	18,169,054	3.03%	5.33%	17,697,267	3.08%	5.11%
Health Care Services	16,495,350	2.75%	4.84%	15,732,690	2.73%	4.54%
Aerospace & Defense	16,230,845	2.71%	4.76%	16,188,169	2.81%	4.67%
Data Processing & Outsourced Services	15,719,804	2.62%	4.61%	15,774,549	2.74%	4.55%
Insurance Brokers	14,871,504	2.48%	4.36%	14,797,626	2.57%	4.27%
Health Care Supplies	13,890,508	2.32%	4.07%	8,168,802	1.42%	2.36%
Internet Services & Infrastructure	13,403,259	2.24%	3.93%	12,211,475	2.12%	3.52%
Home Improvement Retail	11,292,081	1.88%	3.31%	11,374,695	1.98%	3.28%
Automotive Retail	11,190,282	1.87%	3.28%	10,657,160	1.85%	3.08%
Airport Services	10,176,517	1.70%	2.98%	10,086,433	1.75%	2.91%
Integrated Telecommunication Services	10,043,847	1.68%	2.95%	10,928,339	1.90%	3.15%
Distributors	9,794,184	1.63%	2.87%	—	—%	—%
Cable & Satellite	8,816,942	1.47%	2.59%	9,015,930	1.57%	2.60%
Real Estate Services	8,665,313	1.45%	2.54%	8,753,513	1.52%	2.53%
Oil & Gas Storage & Transportation	8,654,653	1.44%	2.54%	8,771,281	1.52%	2.53%
Leisure Products	8,321,150	1.39%	2.44%	8,091,483	1.41%	2.34%
Soft Drinks	8,222,286	1.37%	2.41%	8,077,585	1.40%	2.33%
Movies & Entertainment	7,828,219	1.31%	2.30%	7,871,723	1.37%	2.27%
Other Diversified Financial Services	7,639,368	1.28%	2.24%	6,415,445	1.11%	1.85%
Electrical Components & Equipment	7,206,931	1.20%	2.11%	7,227,759	1.26%	2.09%
Leisure Facilities	7,060,354	1.18%	2.07%	4,430,889	0.77%	1.28%
Health Care Technology	6,844,031	1.14%	2.01%	5,649,515	0.98%	1.63%
Real Estate Operating Companies	6,485,226	1.08%	1.90%	7,120,371	1.24%	2.05%
Independent Power Producers & Energy Traders	6,323,135	1.06%	1.85%	7,554,375	1.31%	2.18%
Oil & Gas Refining & Marketing	6,299,365	1.05%	1.85%	7,777,211	1.35%	2.24%
Metal & Glass Containers	6,198,178	1.03%	1.82%	5,564,989	0.97%	1.61%
IT Consulting & Other Services	5,668,239	0.95%	1.66%	5,772,258	1.00%	1.67%
Airlines	5,578,292	0.93%	1.64%	4,238,488	0.74%	1.22%
Health Care Distributors	4,815,077	0.80%	1.41%	4,816,700	0.84%	1.39%
Home Furnishings	4,772,608	0.80%	1.40%	4,771,890	0.83%	1.38%
Diversified Support Services	4,707,466	0.79%	1.38%	4,449,622	0.77%	1.28%
Communications Equipment	4,621,245	0.77%	1.36%	4,784,763	0.83%	1.38%
Specialized Finance	4,574,397	0.76%	1.34%	4,578,283	0.80%	1.32%
Health Care Equipment	4,382,472	0.73%	1.29%	4,368,523	0.76%	1.26%
Interactive Media & Services	3,991,498	0.67%	1.17%	4,033,053	0.70%	1.16%
Thrifts & Mortgage Finance	3,806,438	0.64%	1.12%	3,830,807	0.67%	1.11%
Restaurants	3,394,281	0.57%	1.00%	3,396,250	0.59%	0.98%
Paper Packaging	3,330,794	0.56%	0.98%	—	—%	—%
Research & Consulting Services	2,421,979	0.40%	0.71%	2,442,962	0.42%	0.71%
Electric Utilities	1,616,054	0.27%	0.47%	1,578,793	0.27%	0.46%
Food Distributors	1,503,757	0.25%	0.44%	1,501,725	0.26%	0.43%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Environmental & Facilities Services	$1,287,414	0.21%	0.38%	$—	—%	—%
Air Freight & Logistics	1,160,068	0.19%	0.34%	—	—%	—%
Diversified Banks	1,144,401	0.19%	0.34%	1,144,401	0.20%	0.33%
Alternative Carriers	986,429	0.16%	0.29%	1,001,020	0.17%	0.29%
Construction Materials	803,420	0.13%	0.24%	847,865	0.15%	0.24%
Specialty Chemicals	717,913	0.12%	0.21%	732,453	0.13%	0.21%
Housewares & Specialties	691,997	0.12%	0.20%	689,765	0.12%	0.20%
Food Retail	166,500	0.03%	0.05%	250,000	0.04%	0.07%
Managed Health Care	—	—%	—%	3,925,150	0.68%	1.13%
Forest Products	—	—%	—%	1,964,238	0.34%	0.57%
Electronic Components	—	—%	—%	1,394,255	0.24%	0.40%
Total	$599,132,539	100.00%	175.71%	$575,429,432	100.00%	166.06%

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of December 31, 2021 on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$126,085,530	$459,067,419	$585,152,949
Subordinated debt	—	—	1,102,394	1,102,394
Common equity & warrants	74,400	—	3,718,615	3,793,015
Preferred equity	—	—	9,084,181	9,084,181
Total investments at fair value	$74,400	$126,085,530	$472,972,609	$599,132,539
Derivative asset	—	340,640	—	340,640
Total assets at fair value	$74,400	$126,426,170	$472,972,609	$599,473,179

The following table presents the financial instruments carried at fair value as of September 30, 2021 on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$117,763,997	$442,162,872	$559,926,869
Subordinated debt	—	—	3,888,632	3,888,632
Common equity & warrants	122,080	—	2,906,215	3,028,295
Preferred equity	—	—	8,585,636	8,585,636
Total investments at fair value	$122,080	$117,763,997	$457,543,355	$575,429,432
Derivative asset	—	618,004	—	618,004
Total assets at fair value	$122,080	$118,382,001	$457,543,355	$576,047,436
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in fair value from September 30, 2021 to December 31, 2021, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity & Warrants	Total
Fair value as of September 30, 2021	$442,162,872	$3,888,632	$8,585,636	$2,906,215	$457,543,355
Purchases	49,132,374	668,648	253,328	346,022	50,400,372
Sales and repayments	(31,421,061)	(3,615,981)	—	—	(35,037,042)
Transfers in (a)	732,453	—	—	—	732,453
Transfers out (a)	(3,851,941)	—	—	—	(3,851,941)
PIK interest income	1,168,084	56,760	—	—	1,224,844
Accretion of OID	1,071,071	81,322	—	—	1,152,393
Net unrealized appreciation (depreciation)	(183,800)	23,013	245,217	466,378	550,808
Net realized gains (losses)	257,367	—	—	—	257,367
Fair value as of December 31, 2021	$459,067,419	$1,102,394	$9,084,181	$3,718,615	$472,972,609
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2021 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended December 31, 2021	$411,344	$(3,911)	$245,217	$466,378	$1,119,028
__________
(a) There were transfers into/out of Level 3 from/to Level 2 for certain investments during the three months ended December 31, 2021 as a result of a change in the number of market quotes available and/or a change in market liquidity.

The following table provides a roll-forward in the changes in fair value from September 30, 2020 to December 31, 2020, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of December 31, 2021:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$348,055,754	Market Yield	Market Yield	(b)	7.0%	-	30.0%	10.3%
	88,927,654	Broker Quotations	Broker Quoted Price	(c)	N/A	-	N/A	N/A
	22,084,011	Transaction Precedent	Transaction Price	(e)	N/A	-	N/A	N/A
Subordinated debt	1,102,394	Market Yield	Market Yield	(b)	14.0%	-	16.0%	15.0%
Common equity & warrants & preferred equity	1,194,168	Transaction Precedent	Transaction Price	(e)	N/A	-	N/A	N/A
	301,896	Enterprise Value	Revenue Multiple	(d)	0.9x	-	2.5x	1.0x
	11,257,820	Enterprise Value	EBITDA Multiple	(d)	4.0x	-	20.5x	14.8x
	48,912	Enterprise Value	Asset Multiple	(d)	0.9x		1.1x	1.0x
Total	$472,972,609
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
Note 4. Fee Income
For the three months ended December 31, 2021 and 2020, the Company recorded total fee income of $243,902 and $1,270,883, respectively, of which $59,197 and $3,973, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and exit fees.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three months ended December 31, 2021 and 2020:

	Three months ended December 31, 2021	Three months ended December 31, 2020
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$8,398,026	$10,701,823
Weighted average common shares outstanding	17,401,121	17,401,121
Earnings (loss) per common share — basic and diluted	$0.48	$0.62

Changes in Net Assets
The following table presents the changes in net assets for the three months ended December 31, 2021:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2021	17,401,121	$17,401	$337,337,998	$9,147,810	$346,503,209
Net investment income	—	—	—	7,550,335	7,550,335
Net unrealized appreciation (depreciation)	—	—	—	(238,721)	(238,721)
Net realized gains (losses)	—	—	—	1,072,998	1,072,998
Provision for income tax (expense) benefit	—	—	—	13,414	13,414
Distributions to stockholders	—	—	—	(13,920,896)	(13,920,896)
Balance at December 31, 2021	17,401,121	$17,401	$337,337,998	$3,624,940	$340,980,339

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
Capital Activity
As of December 31, 2021 and September 30, 2021, the Company completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.
The Company has the authority to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for the Company’s Common Stock through December 31, 2021:

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the distributions per share that the Company has paid on its common stock during the three months ended December 31, 2021:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	December 15, 2021	December 28, 2021	$0.42	$7,308,472
Special	December 15, 2021	December 28, 2021	0.38	6,612,424
			$0.80	$13,920,896

The following table reflects the distributions per share that the Company has paid on its common stock during the three months ended December 31, 2020:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	December 15, 2020	December 31, 2020	$0.35	$6,090,393
Special	December 15, 2020	December 31, 2020	0.62	10,788,696
			$0.97	$16,879,089

Note 6. Borrowings
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
As of December 31, 2021 and September 30, 2021, the Company had $37.0 million and $51.0 million, respectively, outstanding under the CNB-2 Facility. For the three months ended December 31, 2021 and 2020, the Company’s borrowings under the CNB-2 Facility bore interest at a weighted average interest rate of 2.78% and 3.15%, respectively. For the three months ended December 31, 2021 and 2020, the Company recorded interest expense (inclusive of fees) of $336,280 and $175,261, respectively, related to the CNB-2 Facility.

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2021 and September 30, 2021, the Company had $217.0 million and $200.0 million, respectively, outstanding under the Citibank Facility. The Company’s borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.21% and 2.09% for the three months ended December 31, 2021 and 2020, respectively. For the three months ended December 31, 2021 and 2020, the Company recorded interest expense (inclusive of fees) of $1,344,683 and $702,695, respectively, related to the Citibank Facility.

Secured Borrowings

As of December 31, 2021, the Company had $10.0 million of secured borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 90 days of the trade date. The Company's secured borrowings bore interest at a weighted average rate of 3.23% for the three months ended December 31, 2021. The Company recorded $66,680 of interest expense in connection with secured borrowings for the three months ended December 31, 2021.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Taxable/Distributable Income
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments and foreign currency, as gains and losses are not included in taxable income until they are realized, (2) organizational and deferred offering costs and (3) the capital gains incentive fee accrual.
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three months ended December 31, 2021 and 2020:

	Three months ended December 31, 2021	Three months ended December 31, 2020
Net increase (decrease) in net assets resulting from operations	$8,398,026	$10,701,823
Net unrealized (appreciation) depreciation	238,721	(5,185,354)
Book/tax differences due to capital gains incentive fee	169,538	1,113,049
Book/tax difference due to organizational and deferred offering costs	(7,602)	(7,602)
Other book/tax differences	(290,778)	38,692
Taxable income (1)	$8,507,905	$6,660,608
__________________
(1)The Company's taxable income for the three months ended December 31, 2021 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2022. Therefore, the final taxable income may be different than the estimate.
For the three months ended December 31, 2021, the Company recognized a total provision for income tax benefit of $13,414, which was comprised of a deferred income tax benefit of $13,414 that resulted from unrealized depreciation on an investment held by a wholly-owned taxable subsidiary.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Fee Percentage”) of the Company’s Gross Asset Value (as defined below); provided, that prior to a Qualified Listing, the Management Fee does not exceed 1.75% per annum of the Unleveraged Asset Value (as defined below). From and after the date of a Qualified Listing, if any, the Applicable Management Fee Percentage will increase to 1.50% per annum of the Company’s Gross Asset Value.
For purposes of calculating the Management Fee, the Gross Asset Value is determined by the Company’s board of directors (including any committee thereof). Until August 6, 2019, the Management Fee for each quarter was calculated based on the Company’s average Gross Asset Value at the end of each month during such calendar quarter (prior to taking into account any Incentive Fee); provided, that the Management Fee for the Company’s first calendar quarter was calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). Following August 6, 2019, the Management Fee for each quarter is calculated based on the Company’s average Gross Asset Value at the end of such quarter and at the end of the preceding quarter (in each case, prior to taking into account any Incentive Fee); provided, that the Management Fee for the calendar quarter in which the Company consummates a Qualified Listing will be calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). For the three months ended December 31, 2021 and 2020, base management fees were $1,476,111 and $1,141,527, respectively.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reached and the Catch-Up in (b) immediately above is achieved, 20% of the Pre-Incentive Fee Net Investment Income thereafter is allocated to the Adviser.
The foregoing calculations will be appropriately prorated for any period of less than three months and adjusted for any issuances or repurchases of Common Stock during a quarter. For the three months ended December 31, 2021 and 2020, Investment Income Incentive Fees were $1,929,968 and $1,563,232, respectively.
Capital Gains Incentive Fee
In addition to the Investment Income Incentive Fee described above, the Adviser is entitled to receive a Capital Gains Incentive Fee (as defined below). The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each calendar year. The Capital Gains Incentive Fee is equal to 20% of the realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee with respect to each of the investments in the Company’s portfolio, provided, that the Capital Gains Incentive Fee determined as of December 31, 2018 was calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of the Initial Closing through the end of 2018 (the “Capital Gains Incentive Fee,” and together with the Investment Income Incentive Fee, the “Incentive Fees”). For the calendar year ended December 31, 2021, the Company incurred $1,231,906 of capital gains incentive fees under the Investment Advisory Agreement, which will be paid to the Adviser during the three months ended March 31, 2022.
Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 20% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2021 and 2020, the Company accrued Capital Gains Incentive Fees of $169,538 and 1,113,049, respectively. As of December 31, 2021 and September 30, 2021, the total accrued capital gains incentive fee liability was $3,390,001 and $3,220,463, respectively.
As of December 31, 2021 and September 30, 2021, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amounts of $6,796,081 and $6,433,876, respectively, reflecting the unpaid portion of the Base Management Fee and Incentive Fees payable to the Adviser.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For the three months ended December 31, 2021, the Company incurred $141,183 of expenses under the Administration Agreement, of which $115,684 was included in administrator expense and the remaining $25,499 was included in general and administrative expenses on the Consolidated Statements of Operations. For the three months ended December 31, 2020, the Company incurred $110,163 of expenses under the Administration Agreement, of which $90,956 was included in administrator expense and the remaining $19,207 was included in general and administrative expenses on the Consolidated Statements of Operations. As of December 31, 2021 and September 30, 2021, $591,927 and $1,055,391, respectively, was included in “Due to affiliates” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Financial Highlights

	Three months ended December 31, 2021	Three months ended December 31, 2020
Net asset value at beginning of period	$19.91	$19.94
Net investment income (1)	0.43	0.30
Net unrealized appreciation (depreciation) (1)	—	0.30
Net realized gains (losses) (1)	0.06	0.02
Distributions of net investment income to stockholders	(0.56)	(0.57)
Distributions of capital gains to stockholders	(0.24)	(0.40)
Net asset value at end of period	$19.60	$19.59
Total return (2)	2.44%	3.08%
Common stock outstanding at beginning of period	17,401,121	17,401,121
Common stock outstanding at end of period	17,401,121	17,401,121
Net assets at beginning of period	$346,503,209	$347,001,767
Net assets at end of period	$340,980,339	$340,824,501
Average net assets (3)	$348,281,197	$349,417,185
Ratio of net investment income to average net assets (4)	2.17%	1.47%
Ratio of total expenses to average net assets (4)	1.75%	1.53%
Ratio of portfolio turnover to average investments at fair value (4)	8.34%	17.12%
Weighted average outstanding debt	$254,621,599	$109,021,739
Average debt per share (1)	$14.63	$6.27
Asset coverage ratio (5)	229.17%	351.34%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvestment price equal to the NAV per share at the beginning of the period.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Financial results for the three months ended December 31, 2021 and 2020 have not been annualized for purposes of this ratio.
(5)	Based on outstanding senior securities of $264.0 million and $135.6 million as of December 31, 2021and 2020, respectively.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of December 31, 2021 and September 30, 2021, off-balance sheet arrangements consisted of $47,178,952 and $48,497,448, respectively, of unfunded commitments to provide debt and equity financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

	December 31, 2021	September 30, 2021
Coty Inc.	$6,352,000	$6,352,000
Athenex, Inc.	6,242,124	6,242,124
Marinus Pharmaceuticals, Inc.	4,497,280	4,497,280
RumbleOn, Inc.	3,939,637	3,939,637
Latam Airlines Group S.A.	3,682,202	1,883,102
BAART Programs, Inc.	3,641,335	1,087,000
Sunland Asphalt & Construction, LLC	1,822,800	1,767,564
NeuAG, LLC	1,551,000	1,551,000
CorEvitas, LLC	1,181,433	1,181,433
Pluralsight, LLC	1,057,932	1,057,932
Olaplex, Inc.	1,026,000	1,026,000
Accupac, Inc.	999,263	913,612
PFNY Holdings, LLC	901,005	—
Mesoblast, Inc.	852,520	—
Assembled Brands Capital LLC	818,146	2,690,942
Mindbody, Inc.	761,905	761,905
Thrasio, LLC	666,700	666,700
Dialyze Holdings, LLC	630,750	630,750
OTG Management, LLC	610,476	610,476
MHE Intermediate Holdings, LLC	583,572	866,429
Thermacell Repellents, Inc.	583,333	833,333
Liquid Environmental Solutions Corporation	557,926	—
Relativity ODA LLC	543,700	543,700
Acquia Inc.	468,601	431,113
MRI Software LLC	461,191	693,399
Berner Food & Beverage, LLC	433,820	598,373
Tahoe Bidco B.V.	420,825	—
PRGX Global, Inc.	406,266	609,399
ASP-R-PAC Acquisition Co LLC	316,766	—
Telestream Holdings Corporation	300,600	360,720
Apptio, Inc.	276,923	276,923
The Avery	201,991	466,977
109 Montgomery Owner LLC	199,575	226,821
Digital.AI Software Holdings, Inc.	189,355	236,693
Gulf Operating, LLC	—	3,470,000
SumUp Holdings Luxembourg S.À.R.L.	—	1,406,325
SIO2 Medical Products, Inc.	—	617,786
	$47,178,952	$48,497,448

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement ("ISDA Master Agreement") with its derivative counterparty, The Bank of New York Mellon. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of December 31, 2021, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's foreign currency forward contracts.
Net unrealized gains or losses on foreign currency forward contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on foreign currency forward contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Foreign currency forward contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of December 31, 2021.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$14,771,300	€12,710,431	2/10/2022	$305,478	$—	Derivative asset
Foreign currency forward contract	$17,056,379	£12,568,533	2/10/2022	$35,162	$—	Derivative asset
				$340,640	$—
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2021.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$13,551,234	€11,534,208	11/12/2021	$173,075	$—	Derivative asset
Foreign currency forward contract	$17,392,336	£12,568,533	11/12/2021	$444,929	$—	Derivative asset
				$618,004	$—

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended December 31, 2021, except as discussed below.

Distribution Declaration
On February 7, 2022, the Company's Board of Directors approved a quarterly distribution of $0.43 per share, payable in cash on March 28, 2022 to the Company's stockholders of record as of the close of business on March 15, 2022.

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
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2021 and elsewhere in this quarterly report on Form 10-Q.
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
In the current market environment, Oaktree intends to focus primarily on the following areas, in which Oaktree believes there is less competition and thus potential for greater returns, for new investment opportunities: (1) situational lending, which we define to include directly originated loans to non-sponsor companies that are hard to understand and value using traditional underwriting techniques, (2) select sponsor lending, which we define to include financing to support leveraged buyouts of companies with specialized sponsors that have expertise in certain industries, and (3) stressed sector and rescue lending, which we define to include opportunistic private loans in industries experiencing stress or limited access to capital.
We conducted private offerings (each, a “Private Offering”) of shares of our common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each Closing of a Private Offering, each investor participating in that closing made a capital commitment (each, a “Capital Commitment") to purchase our Common Stock pursuant to a subscription agreement entered into with us in connection with its Capital Commitment (“Subscription Agreement”). Investors were required to fund drawdowns to purchase our Common Stock up to the amount of their respective Capital Commitments on an as-needed basis with a minimum of ten calendar days' prior notice (excluding the initial drawdown for each investor). The initial closing of a Private Offering occurred on August 6, 2018 (the “Initial Closing”). We commenced our loan origination and investment activities shortly after our initial capital drawdown from our non-affiliated investors (the "Initial Drawdown"). The proceeds from the Initial Drawdown provided us with the necessary seed capital to commence operations. As of December 31, 2021, we completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.
Business Environment and Developments
The rapid spread of COVID-19 in early 2020 led to disruptions in the U.S. and global financial markets. While several countries, including the U.S., have eased certain travel restrictions, business closures and social distancing measures, the U.S. and global economies continue to rapidly evolve and experience uncertainty, particularly due to recurring COVID-19 outbreaks (including the Omicron variant), vaccine hesitancy and potential re-imposition of or changes to certain restrictions. The general uncertainty surrounding the dangers and long-term impact of COVID-19 have created significant disruption in supply chains and economic activity and have had a particularly adverse impact on transportation, oil-related, hospitality, tourism, entertainment and other industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.
We are unable to predict the full effects of the COVID-19 pandemic or how long any further outbreaks, market disruptions or volatility might last. We continue to closely monitor the impact that this has had on our business, industry and portfolio companies, which has helped us identify vulnerabilities and allowed us to address potential problems early and provide constructive solutions where necessary.
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
As of December 31, 2021, 92.8% of our debt investment portfolio (at fair value) and 92.8% of our debt investment portfolio (at cost) bore interest at floating rates indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets quarterly or monthly at the borrower’s option. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased beginning in March 2020. A prolonged reduction in interest rates will result in a decrease in our total investment income and could result in a decrease in our net investment income to the extent the decreases are not offset by an increase in the spread on our floating rate investments, a decrease in our interest expense or a reduction of our incentive fee on income. In July 2017, the head of the United Kingdom Financial Conduct Authority (the "FCA") announced the desire to phase out the use of LIBOR by the end of 2021. However, in March 2021 the FCA announced that most U.S. dollar LIBOR would continue to be published through June 30, 2023 effectively extending the LIBOR transition period to June 30, 2023. The FCA no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation

encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.
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
Under the market and income techniques, the significant unobservable input used in the fair value measurement of our investments in debt or equity securities is EBITDA, revenue or asset multiple, as applicable. Increases or decreases in the valuation multiples in isolation may result in a higher or lower fair value measurement, respectively. Under the market yield technique, the significant unobservable input used in the fair value measurement of the Company's investments in debt securities is the market yield. Increases or decreases in the market yield may result in a lower or higher fair value measurement, respectively.
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
With the exception of the line items entitled "deferred financing costs," "other assets," "deferred tax liability," "secured borrowings" and "credit facilities payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "interest receivable," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fees payable," "due to affiliates," "interest payable," "director fees payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.
As of December 31, 2021, we held $599,132,539 of investments at fair value, up from $575,429,432 held at September 30, 2021, primarily due to new investment purchases during the three months ended December 31, 2021.
Revenue Recognition
We generate revenues in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments provide for deferred interest payments or payment-in-kind ("PIK") interest income. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date.
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
As of each of December 31, 2021 and September 30, 2021, there were no investments on non-accrual status.

Portfolio Composition
As of December 31, 2021, the fair value of our investment portfolio was $599.1 million and was comprised of investments in 114 portfolio companies. As of September 30, 2021, the fair value of our investment portfolio was $575.4 million and was comprised of investments in 108 portfolio companies.
As of December 31, 2021 and September 30, 2021, our investment portfolio consisted of the following:

	December 31, 2021	September 30, 2021
Cost:
Senior Secured Debt	98.04%	97.57%
Preferred Equity	1.27%	1.28%
Common Equity & Warrants	0.50%	0.46%
Subordinated Debt	0.19%	0.69%
Total	100.00%	100.00%

	December 31, 2021	September 30, 2021
Fair Value:
Senior Secured Debt	97.67%	97.30%
Preferred Equity	1.52%	1.49%
Common Equity & Warrants	0.63%	0.53%
Subordinated Debt	0.18%	0.68%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	December 31, 2021	September 30, 2021
Fair Value:
Application Software	19.01%	18.42%
Pharmaceuticals	5.78%	6.08%
Biotechnology	5.09%	5.65%
Personal Products	4.84%	5.11%
Construction & Engineering	3.63%	3.63%
Industrial Machinery	3.18%	3.65%
Fertilizers & Agricultural Chemicals	3.07%	3.18%
Internet & Direct Marketing Retail	3.03%	3.08%
Health Care Services	2.75%	2.73%
Aerospace & Defense	2.71%	2.81%
Data Processing & Outsourced Services	2.62%	2.74%
Insurance Brokers	2.48%	2.57%
Health Care Supplies	2.32%	1.42%
Internet Services & Infrastructure	2.24%	2.12%
Home Improvement Retail	1.88%	1.98%
Automotive Retail	1.87%	1.85%
Airport Services	1.70%	1.75%
Integrated Telecommunication Services	1.68%	1.90%
Distributors	1.63%	—%
Cable & Satellite	1.47%	1.57%
Real Estate Services	1.45%	1.52%
Oil & Gas Storage & Transportation	1.44%	1.52%
Leisure Products	1.39%	1.41%
Soft Drinks	1.37%	1.40%
Movies & Entertainment	1.31%	1.37%
Other Diversified Financial Services	1.28%	1.11%
Electrical Components & Equipment	1.20%	1.26%
Leisure Facilities	1.18%	0.77%
Health Care Technology	1.14%	0.98%
Real Estate Operating Companies	1.08%	1.24%
Independent Power Producers & Energy Traders	1.06%	1.31%
Oil & Gas Refining & Marketing	1.05%	1.35%
Metal & Glass Containers	1.03%	0.97%
IT Consulting & Other Services	0.95%	1.00%
Airlines	0.93%	0.74%
Health Care Distributors	0.80%	0.84%
Home Furnishings	0.80%	0.83%
Diversified Support Services	0.79%	0.77%
Communications Equipment	0.77%	0.83%
Specialized Finance	0.76%	0.80%
Health Care Equipment	0.73%	0.76%
Interactive Media & Services	0.67%	0.70%
Thrifts & Mortgage Finance	0.64%	0.67%
Restaurants	0.57%	0.59%
Paper Packaging	0.56%	—%
Research & Consulting Services	0.40%	0.42%
Electric Utilities	0.27%	0.27%
Food Distributors	0.25%	0.26%
Environmental & Facilities Services	0.21%	—%
Air Freight & Logistics	0.19%	—%
Diversified Banks	0.19%	0.20%
Alternative Carriers	0.16%	0.17%
Construction Materials	0.13%	0.15%
Specialty Chemicals	0.12%	0.13%
Housewares & Specialties	0.12%	0.12%
Food Retail	0.03%	0.04%
Managed Health Care	—%	0.68%
Forest Products	—%	0.34%
Electronic Components	—%	0.24%

Total	100.00%	100.00%

The table below describes investments by geographic composition at fair value as a percentage of total investments:

	December 31, 2021	September 30, 2021
Fair Value:
United States	86.40%	86.07%
United Kingdom	5.95%	5.97%
Switzerland	1.86%	2.22%
Luxembourg	1.62%	1.70%
Australia	1.31%	1.37%
Iceland	1.23%	1.19%
Chile	0.93%	0.74%
Singapore	0.67%	0.70%
Canada	0.03%	0.04%
Total	100.00%	100.00%

See the Schedule of Investments as of December 31, 2021 and September 30, 2021 in our consolidated financial statements in Part I, Item 1, of this Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of the three months ended December 31, 2021 and December 31, 2020
Investment Income
Total investment income for the three months ended December 31, 2021 was $13,629,740 and consisted of $13,385,838 of interest income primarily from portfolio investments (including $957,872 of PIK interest income) and $243,902 of fee income. Total investment income for the three months ended December 31, 2020 was $10,502,992 and consisted of $9,232,109 of interest income primarily from portfolio investments (including $836,758 of PIK interest income) and $1,270,883 of fee income. The increase in total investment income was due to a $4,153,729 increase in interest income, which was due to a larger investment portfolio and a higher yield on investments, partially offset by a $1,026,981 decrease in fee income primarily due to lower prepayment fees during the quarter. Based on fair value as of December 31, 2021, the weighted average yield on our debt investments was 8.5%, compared to 7.9% as of December 31, 2020.

Expenses
Total expenses for the three months ended December 31, 2021 and December 31, 2020 were $6,079,405 and $5,363,110, respectively. The increase in total expenses for the three months ended December 31, 2021 was primarily due to (1) an increase in the size of our investment portfolio as compared to the prior year comparative quarter, which drove a $334,584 increase in base management fees and a $869,687 increase in interest expense as leverage increased, and (2) an increase in total investment income which resulted in a $366,736 increase in investment income incentive fees, partially offset by a $943,511 decrease in accrued capital gains incentive fees.

	Three months ended December 31, 2021	Three months ended December 31, 2020
Expenses:
Base management fee	$1,476,111	$1,141,527
Investment income incentive fee	1,929,968	1,563,232
Capital gains incentive fee	169,538	1,113,049
Professional fees	328,134	287,729
Directors fees	38,750	38,750
Interest expense	1,747,643	877,956
Administrator expense	115,684	90,956
General and administrative expenses	273,577	249,911
Total expenses	$6,079,405	$5,363,110
Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation was $238,721 for the three months ended December 31, 2021, primarily due to unrealized depreciation in foreign currency forward contracts. Net unrealized appreciation was $5,185,354 for the three months ended December 31, 2020, primarily driven by unrealized appreciation across various investments in the portfolio.
Net Realized Gains (Losses)
Net realized gains were $1,072,998 and $384,604 for the three months ended December 31, 2021 and 2020, respectively. For the three months ended December 31, 2021, net realized gains were primarily due to realized gains on foreign currency forward contracts and realized gains resulting from exits of various investments in the portfolio. For the three months ended December 31, 2020, net realized gains were primarily due to realized gains resulting from exits of various investments in the portfolio, partially offset by realized losses on foreign currency forward contracts.
Financial Condition, Liquidity and Capital Resources
We generate cash from (1) cash flows from operations, including earnings on investments, as well as interest earned from the temporary investment of cash in cash-equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, and (2) borrowings from banks and issuances of senior securities.
Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including our expenses, the Management Fee and the Incentive Fee), (3) debt service of borrowings under our credit facilities, and (4) cash distributions to the stockholders.
For the three months ended December 31, 2021, we experienced a net decrease in cash and cash equivalents and restricted cash of $58,755. During that period, $11,262,326 of cash was provided by operating activities, primarily consisting of cash proceeds from the sales and repayments of investments and a net increase in net payables from unsettled transactions, partially offset by cash used to fund new investments. During the same period, cash used in financing activities was $10,920,896, primarily consisting of distributions to stockholders of $13,920,896, partially offset by $3,000,000 of net borrowings under our credit facilities.
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

As of December 31, 2021, we had $23,514,260 of cash and cash equivalents (including $5,214,207 of restricted cash), portfolio investments (at fair value) of $599,132,539, $3,020,908 of interest receivable, $254,000,000 of borrowings outstanding under our credit facilities, $9,969,425 of secured borrowings and $13,923,747 of net payables from unsettled transactions.
As of September 30, 2021, we had $23,573,015 of cash and cash equivalents (including $4,317,968 of restricted cash), portfolio investments (at fair value) of $575,429,432, $3,196,194 of interest receivable, $251,000,000 of borrowings outstanding under our credit facilities, $9,969,425 of secured borrowings and $11,349,581 of receivables from unsettled transactions.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2021 and September 30, 2021, off-balance sheet arrangements consisted of $47,178,952 and $48,497,448, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
As of December 31, 2021, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to take advantage of market opportunities in the current economic climate.
Contractual Obligations

	Debt Outstanding as of September 30, 2021	Debt Outstanding as of December 31, 2021	Weighted average debt outstanding for the three months ended December 31, 2021	Maximum debt outstanding for the three months ended December 31, 2021
Citibank Facility	$200,000,000	$217,000,000	$206,217,391	$217,000,000
CNB-2 Facility	51,000,000	37,000,000	38,434,783	51,000,000
Secured Borrowings	9,969,425	9,969,425	9,969,425	9,969,425
Total debt	$260,969,425	$263,969,425	$254,621,599

	Payments due by period as of December 31, 2021
	Total	< 1 year	1-3 years	3-5 years
CNB-2 Facility	$37,000,000	$—	$37,000,000	$—
Interest due on CNB-2 Facility	1,463,527	1,017,500	446,027	—
Citibank Facility	217,000,000	—	—	217,000,000
Interest due on Citibank Facility	14,998,065	4,879,050	9,758,099	360,916
Secured borrowings	9,969,425	9,969,425	—	—
Interest due on secured borrowings	40,663	40,663	—	—
Total	$280,471,680	$15,906,638	$47,204,126	$217,360,916
Equity Activity
As of December 31, 2021 and September 30, 2021, we completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.

We have the authority under our organizational documents to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for our Common Stock through December 31, 2021:

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
Leverage
On July 9, 2018, our sole stockholder approved our becoming subject to a minimum asset coverage ratio of 150% as set forth in Section 61(a)(2) of the Investment Company Act. As a result of this approval, we are permitted to borrow amounts so long as our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2021, our asset coverage ratio, as defined in the Investment Company Act, was 229.2%, and senior securities outstanding were $264.0 million.
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

As of December 31, 2021 and September 30, 2021, we had $37.0 million and $51.0 million, respectively, outstanding under the CNB-2 Facility. For the three months ended December 31, 2021 and 2020, our borrowings under the CNB-2 Facility bore interest at a weighted average interest rate of 2.78% and 3.15%, respectively. For the three months ended December 31, 2021 and 2020, we recorded interest expense (inclusive of fees) of $336,280 and $175,261, respectively, related to the CNB-2 Facility.
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
As of December 31, 2021 and September 30, 2021, we had $217.0 million and $200.0 million, respectively, outstanding under the Citibank Facility. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.21% and 2.09% for the three months ended December 31, 2021 and 2020, respectively. For the three months ended December 31, 2021 and 2020, we recorded interest expense (inclusive of fees) of $1,344,683 and $702,695, respectively, related to the Citibank Facility.
Secured Borrowings
As of December 31, 2021, we had $10.0 million of secured borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 90 days of the trade date. Our secured borrowings bore interest at a weighted average rate of 3.23% for the year ended December 31, 2021. We recorded $66,680 of interest expense in connection with secured borrowings for the three months ended December 31, 2021.

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

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2021	61.6%	34.5%

The following table reflects the distributions per share that we have paid on our common stock during the three months ended December 31, 2021:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	December 15, 2021	December 28, 2021	$0.42	$7,308,472
Special	December 15, 2021	December 28, 2021	0.38	6,612,424
			$0.80	$13,920,896

The following table reflects the distributions per share that the Company has paid on its common stock during the three months ended December 31, 2020:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	December 15, 2020	December 31, 2020	$0.35	$6,090,393
Special	December 15, 2020	December 31, 2020	0.62	10,788,696
			$0.97	$16,879,089
Related Party Transactions
We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator, an affiliate of the Adviser. The Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and is a subsidiary of Oaktree Capital Group, LLC.
Recent Developments
Distribution Declaration
On February 7, 2022, our Board of Directors approved a quarterly distribution of $0.43 per share, payable in cash on March 28, 2022 to our stockholders of record as of the close of business on March 15, 2022.

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
As of December 31, 2021, 92.8% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of December 31, 2021 and September 30, 2021 was as follows:

	December 31, 2021		September 30, 2021
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$38,352,740	7.05%	$48,594,490	9.30%
>0% and <1%	129,139,945	23.74	97,766,063	18.72
1%	354,299,897	65.13	355,262,700	68.02
>1%	22,175,865	4.08	20,656,619	3.96
Total	$543,968,447	100.00%	$522,279,872	100.00%

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2021, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
250	$9,987,981	$(6,296,073)	$3,691,908
200	7,301,344	(5,026,073)	2,275,271
150	4,646,181	(3,756,073)	890,108
100	2,034,382	(2,486,073)	(451,691)
50	467,053	(1,216,073)	(749,020)

The net effect of any decrease in interest rates is limited and would not be of significance due to interest rate floors on investments and borrowings outstanding.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily all floating rate loans is indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of December 31, 2021 and September 30, 2021:

	December 31, 2021		September 30, 2021
	Debt Investments	Borrowings	Debt Investments	Borrowings
Prime rate	$6,120,500	$—	$1,097,727	$—
LIBOR:
30 day	139,876,411	37,000,000	135,281,414	51,000,000
60 day	166,667	—	—	—
90 day	259,783,213	217,000,000	259,893,962	200,000,000
180 day	89,570,337	—	79,023,702	—
360 day	20,923,785	—	20,074,643	—
EURIBOR:
30 day	5,853,168	—	5,965,116	—
90 day	7,755,704	—	7,904,039	—
180 day	1,197,167	—	5,428,096	—
SOFR
30 day	3,459,000	—	—	—
UK LIBOR:
30 day	4,232,656	—	4,213,594	—
180 day	13,527,094	—	13,466,173	—
Fixed rate	42,298,672	9,969,425	42,102,695	9,969,425
Total	$594,764,374	$263,969,425	$574,451,161	$260,969,425

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

We are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors
There have been no material changes during the three months ended December 31, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2021.
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

OAKTREE STRATEGIC INCOME II, INC.

By:	/s/ Armen Panossian
Armen Panossian
Chairman, Chief Executive Officer and Chief Investment Officer

By:	/s/ Christopher McKown
Christopher McKown
Chief Financial Officer and Treasurer
Date: February 9, 2022