Form 10-Q
period 2022-03-31
Oaktree Strategic Income II, Inc.
filed 2022-05-10
CIK 1744179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2022
Common stock, $0.001 par value	17,401,121

OAKTREE STRATEGIC INCOME II, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Assets and Liabilities

	March 31, 2022 (unaudited)	September 30, 2021
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost March 31, 2022: $594,539,748; cost September 30, 2021: $568,303,425)	$596,409,095	$575,429,432
Cash and cash equivalents	20,631,658	19,255,047
Restricted cash	6,943,543	4,317,968
Interest receivable	2,717,428	3,196,194
Receivables from unsettled transactions	2,116,748	11,349,581
Deferred financing costs	1,567,419	1,915,573
Derivative asset at fair value	855,207	618,004
Other assets	269,874	364,450
Total assets	$631,510,972	$616,446,249
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$552,572	$482,680
Base management fee and incentive fees payable	4,773,673	6,433,876
Due to affiliates	616,613	1,055,391
Interest payable	1,375,160	884,294
Payables from unsettled transactions	1,947,516	—
Director fees payable	12,500	—
Deferred tax liability	100,611	117,374
Secured borrowings	9,969,784	9,969,425
Credit facilities payable	274,000,000	251,000,000
Total liabilities	293,348,429	269,943,040
Commitments and contingencies (Note 11)
Net assets:
Common stock, $0.001 par value per share, 250,000,000 shares authorized; 17,401,121 shares issued and outstanding at March 31, 2022 and September 30, 2021	17,401	17,401
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized; none issued and outstanding at March 31, 2022 and September 30, 2021	—	—
Additional paid-in-capital	337,337,998	337,337,998
Accumulated distributable earnings (loss)	807,144	9,147,810
Total net assets (equivalent to $19.43 and $19.91 per common share at March 31, 2022 and September 30, 2021, respectively) (Note 10)	338,162,543	346,503,209
Total liabilities and net assets	$631,510,972	$616,446,249
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021	Six months ended March 31, 2022	Six months ended March 31, 2021
Interest income:
Non-control/Non-affiliate investments	$12,804,498	$9,579,273	$25,232,649	$17,974,620
Interest on cash and cash equivalents	(27)	(120)	(212)	(116)
Total interest income	12,804,471	9,579,153	25,232,437	17,974,504
PIK interest income:
Non-control/Non-affiliate investments	932,986	1,059,795	1,890,858	1,896,553
Total PIK interest income	932,986	1,059,795	1,890,858	1,896,553
Fee income:
Non-control/Non-affiliate investments	469,103	833,122	713,005	2,104,005
Total fee income	469,103	833,122	713,005	2,104,005
Total investment income	14,206,560	11,472,070	27,836,300	21,975,062
Expenses:
Base management fee	1,449,998	1,306,231	2,926,109	2,447,758
Investment income incentive fee	2,036,618	1,658,531	3,966,586	3,221,763
Capital gains incentive fee	(871,036)	710,519	(701,498)	1,823,568
Professional fees	221,486	196,033	549,620	483,762
Director fees	38,750	38,750	77,500	77,500
Interest expense	2,059,826	1,339,292	3,807,469	2,217,248
Administrator expense	118,531	117,186	234,215	208,142
General and administrative expenses	134,868	181,924	408,445	431,835
Total expenses	5,189,041	5,548,466	11,268,446	10,911,576
Net investment income	9,017,519	5,923,604	16,567,854	11,063,486
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(5,305,420)	1,839,114	(5,266,777)	6,981,094
Foreign currency forward contracts	514,567	967,184	237,203	1,010,558
Net unrealized appreciation (depreciation)	(4,790,853)	2,806,298	(5,029,574)	7,991,652
Realized gains (losses):
Non-control/Non-affiliate investments	301,311	1,428,664	446,030	2,667,016
Foreign currency forward contracts	138,050	(687,583)	1,066,329	(1,541,331)
Net realized gains (losses)	439,361	741,081	1,512,359	1,125,685
Provision for income tax (expense) benefit	(1,342)	(5,217)	12,072	(13,234)
Net realized and unrealized gains (losses), net of taxes	(4,352,834)	3,542,162	(3,505,143)	9,104,103
Net increase (decrease) in net assets resulting from operations	$4,664,685	$9,465,766	$13,062,711	$20,167,589
Net investment income per common share — basic and diluted	$0.52	$0.34	$0.95	$0.64
Earnings (loss) per common share — basic and diluted (Note 5)	$0.27	$0.54	$0.75	$1.16
Weighted average common shares outstanding — basic and diluted	17,401,121	17,401,121	17,401,121	17,401,121

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021	Six months ended March 31, 2022	Six months ended March 31, 2021
Operations:
Net investment income	$9,017,519	$5,923,604	$16,567,854	$11,063,486
Net unrealized appreciation (depreciation)	(4,790,853)	2,806,298	(5,029,574)	7,991,652
Net realized gains (losses)	439,361	741,081	1,512,359	1,125,685
Provision for income tax (expense) benefit	(1,342)	(5,217)	12,072	(13,234)
Net increase (decrease) in net assets resulting from operations	4,664,685	9,465,766	13,062,711	20,167,589
Capital share transactions:
Distributions to stockholders	(7,482,481)	(6,090,393)	(21,403,377)	(22,969,482)
Net increase (decrease) in net assets from capital share transactions	(7,482,481)	(6,090,393)	(21,403,377)	(22,969,482)
Total increase (decrease) in net assets	(2,817,796)	3,375,373	(8,340,666)	(2,801,893)
Net assets at beginning of period	340,980,339	340,824,501	346,503,209	347,001,767
Net assets at end of period	$338,162,543	$344,199,874	$338,162,543	$344,199,874
Net asset value per common share	$19.43	$19.78	$19.43	$19.78
Common shares outstanding at end of period	17,401,121	17,401,121	17,401,121	17,401,121

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended March 31, 2022	Six months ended March 31, 2021
Operating activities:
Net increase (decrease) in net assets resulting from operations	$13,062,711	$20,167,589
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	5,029,574	(7,991,652)
Net realized (gains) losses	(1,512,359)	(1,125,685)
PIK interest income	(1,890,858)	(1,896,553)
Accretion of original issue discount on investments	(3,010,921)	(2,079,341)
Amortization of deferred financing costs	348,153	280,954
Deferred taxes	(16,763)	3,028
Purchases of investments	(112,668,443)	(226,651,699)
Proceeds from sales and repayments of investments	93,404,484	117,748,607
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	172,788	(701,571)
(Increase) decrease in receivables from unsettled transactions	9,232,833	(9,125,540)
(Increase) decrease in other assets	94,576	175,248
Increase (decrease) in accounts payable, accrued expenses and other liabilities	69,892	(269,594)
Increase (decrease) in base management fee and incentive fees payable	(1,660,203)	1,510,104
Increase (decrease) in due to affiliates	(438,778)	241,297
Increase (decrease) in interest payable	490,866	251,622
Increase (decrease) in payables from unsettled transactions	1,947,516	7,505,346
Increase (decrease) in director fees payable	12,500	12,500
Net cash provided by (used in) operating activities	2,667,568	(101,945,340)
Financing activities:
Distributions paid in cash	(21,403,377)	(22,969,482)
Borrowings under the credit facilities	46,000,000	96,500,000
Repayments of borrowings under the credit facilities	(23,000,000)	—
Proceeds from secured borrowings	9,969,784	10,000,000
Repayments of secured borrowings	(9,969,425)	—
Deferred financing costs paid	—	(706,280)
Net cash provided by financing activities	1,596,982	82,824,238
Effect of exchange rate changes on foreign currency	(262,364)	(173,543)
Net increase (decrease) in cash and cash equivalents and restricted cash	4,002,186	(19,294,645)
Cash and cash equivalents and restricted cash, beginning of period	23,573,015	31,016,086
Cash and cash equivalents and restricted cash, end of period	$27,575,201	$11,721,441
Supplemental information:
Cash paid for interest	$2,968,450	$1,684,672
Non-cash financing activities:
Accrued deferred financing costs	$—	$172,409

Reconciliation to the Consolidated Statement of Assets and Liabilities	March 31, 2022	September 30, 2021
Cash and cash equivalents	$20,631,658	$19,255,047
Restricted cash	6,943,543	4,317,968
Total cash and cash equivalents and restricted cash	$27,575,201	$23,573,015
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2022
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments						(7)
109 Montgomery Owner LLC		Real Estate Operating Companies
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 2/2/2023	7.50%		$413,065	$398,754	$489,306	(5)(8)(9)
				398,754	489,306
A.T. Holdings II SÀRL		Biotechnology
First Lien Term Loan, 9.50% cash due 12/22/2022			11,190,228	11,149,606	11,145,467	(8)(10)
				11,149,606	11,145,467
Accupac, Inc.		Personal Products
First Lien Term Loan, LIBOR+5.50% cash due 1/17/2026	6.50%		4,490,689	4,440,963	4,490,688	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash due 1/17/2026			—	—	—	(5)(8)(9)
First Lien Revolver, LIBOR+5.50% cash due 1/17/2026	6.50%		399,705	393,382	399,705	(5)(8)(9)
				4,834,345	4,890,393
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	8.00%		4,381,994	4,329,541	4,373,230	(5)(8)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025			—	(5,757)	(937)	(5)(8)(9)
				4,323,784	4,372,293
ADB Companies, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	7.26%		8,489,535	8,338,632	8,404,639	(5)(8)
				8,338,632	8,404,639
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.25%		€5,147,000	5,642,321	5,636,126	(5)(8)(10)
				5,642,321	5,636,126
AIP RD Buyer Corp.		Distributors
Second Lien Term Loan, SOFR+7.75% cash due 12/23/2029	8.75%		$3,459,000	3,392,165	3,389,820	(5)(8)
3,460 Common Units in RD Holding LP				324,727	327,800	(8)
				3,716,892	3,717,620
Alvogen Pharma US, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	6.26%		4,953,932	4,739,538	4,647,408	(5)
				4,739,538	4,647,408
Alvotech Holdings S.A.		Biotechnology
Fixed Rate Bond 15% PIK Tranche A due 6/24/2025			3,109,198	3,414,757	3,466,756	(8)(10)(11)
Fixed Rate Bond 15% PIK Tranche B due 6/24/2025			2,909,948	3,202,956	3,244,592	(8)(10)(11)
5,930 Common Shares				854,331	848,168	(8)(10)
				7,472,044	7,559,516
American Auto Auction Group, LLC		Consumer Finance
Second Lien Term Loan, SOFR+8.75% cash due 1/2/2029	9.50%		2,288,000	2,243,131	2,253,680	(5)(8)
				2,243,131	2,253,680
American Tire Distributors, Inc.		Distributors
First Lien Term Loan, LIBOR+6.25% cash due 10/20/2028	7.00%		6,009,000	5,933,888	5,971,444	(5)
				5,933,888	5,971,444
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.00%		8,036,000	7,785,766	7,828,430	(5)(8)(10)
				7,785,766	7,828,430
Anastasia Parent, LLC		Personal Products
First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	4.76%		1,008,064	793,661	882,308	(5)
				793,661	882,308

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2022
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Ankura Consulting Group LLC		Research & Consulting Services
Second Lien Term Loan, LIBOR+8.00% cash due 3/19/2029	8.75%		$1,707,376	$1,681,765	$1,694,570	(5)(8)
				1,681,765	1,694,570
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+7.25% cash due 1/10/2025	8.25%		7,129,297	7,062,260	7,072,982	(5)(8)
First Lien Revolver, LIBOR+7.25% cash due 1/10/2025	8.25%		184,615	180,341	180,970	(5)(8)(9)
				7,242,601	7,253,952
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+7.00% cash due 7/14/2026	8.00%		€1,052,732	1,175,913	1,183,036	(5)(8)(10)
First Lien Term Loan, SONIA+7.00% cash due 7/14/2026	7.75%		£9,987,149	12,495,159	13,281,076	(5)(8)(10)
				13,671,072	14,464,112
ASP-R-PAC Acquisition Co LLC		Paper Packaging
First Lien Term Loan, LIBOR+6.00% cash due 12/29/2027	6.75%		$3,326,043	3,262,346	3,269,500	(5)(8)(10)
First Lien Revolver, LIBOR+6.00% cash due 12/29/2027			—	(7,583)	(6,731)	(5)(8)(9)(10)
				3,254,763	3,262,769
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.75% cash due 10/17/2023	7.76%		1,974,022	1,974,022	1,941,043	(5)(8)(9)
174,131 Class A Units				82,713	43,533	(8)
100,285 Preferred Units, 6%				110,285	127,930	(8)
7,621 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(8)
				2,167,020	2,112,506
Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	6.25%		907,666	825,376	748,012	(5)
				825,376	748,012
Astra Acquisition Corp.		Application Software
First Lien Term Loan, LIBOR+5.25% cash due 10/25/2028	5.75%		4,788,000	4,660,723	4,659,323	(5)
				4,660,723	4,659,323
athenahealth Group Inc.		Health Care Technology
2,888 Shares of Series A Preferred Stock in Minerva Holdco, Inc., 10.75%				2,830,529	2,863,568	(8)
				2,830,529	2,863,568
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			10,403,540	10,098,862	10,143,452	(8)(10)
First Lien Delayed Draw Term Loan, 11.00% cash due 6/19/2026			—	(86,693)	(156,053)	(8)(9)(10)
48,602.5 Common Stock Warrants (exercise price $1.10) expiration date 6/19/2027				167,193	14,095	(8)(10)
48,602.5 Common Stock Warrants (exercise price $12.63) expiration date 6/19/2027				167,193	486	(8)(10)
				10,346,555	10,001,980
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.00%		7,350,000	7,225,823	6,931,049	(5)(8)(10)
				7,225,823	6,931,049
The Avery		Real Estate Operating Companies
First Lien Term Loan in T8 Urban Condo Owner, LLC, LIBOR+7.30% cash due 2/17/2023	7.75%		4,140,978	4,122,530	4,155,173	(5)(8)
Subordinated Delayed Draw Debt in T8 Senior Mezz LLC, LIBOR+12.50% cash due 2/17/2023	13.42%		990,682	986,482	992,043	(5)(8)(9)
				5,109,012	5,147,216
BAART Programs, Inc.		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%		1,280,550	1,268,640	1,264,543	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027	6.00%		654,467	644,054	638,827	(5)(8)(9)
Second Lien Term Loan, LIBOR+8.50% cash due 6/11/2028	9.51%		1,754,000	1,727,690	1,727,690	(5)(8)
Second Lien Delayed Draw Term Loan, LIBOR+8.50% cash due 6/11/2028	9.50%		868,095	829,292	827,955	(5)(8)(9)
				4,469,676	4,459,015

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2022
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes

Berner Food & Beverage, LLC		Soft Drinks
First Lien Term Loan, LIBOR+6.50% cash due 7/30/2027	7.50%		$8,037,644	$7,912,714	$7,851,974	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 7/30/2026	7.50%		344,064	332,731	329,255	(5)(8)(9)
				8,245,445	8,181,229
Blumenthal Temecula, LLC		Automotive Retail
First Lien Term Loan, 9.00% cash due 9/24/2023			1,277,827	1,277,827	1,277,827	(8)
415,294 Preferred Units in Unstoppable Automotive AMV, LLC				415,294	415,294	(8)
95,837 Common Units in Unstoppable Automotive AMV, LLC				95,837	95,837	(8)
95,837 Preferred Units in Unstoppable Automotive VMV, LLC				95,837	95,837	(8)
				1,884,795	1,884,795
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash 2.00% PIK due 11/14/2023	7.50%		3,172,775	3,143,160	2,913,877	(5)(8)
				3,143,160	2,913,877
CITGO Holding, Inc.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+7.00% cash due 8/1/2023	8.00%		646,398	633,705	639,798	(5)
				633,705	639,798
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.25%		5,637,169	5,580,797	5,634,153	(5)
				5,580,797	5,634,153
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+8.50% cash due 1/28/2025	9.50%		9,623,007	9,623,007	8,083,326	(5)(8)
Common Stock Warrants expiration date 7/28/2025				—	454,000	(8)
				9,623,007	8,537,326
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	5.46%		5,759,850	5,632,307	5,531,875	(5)
				5,632,307	5,531,875
CorEvitas, LLC		Health Care Services
First Lien Term Loan, SOFR+5.75% cash due 12/13/2025	6.75%		5,031,784	4,970,866	4,995,006	(5)(8)
First Lien Revolver, PRIME+4.50% cash due 12/13/2025			—	(7,221)	(4,890)	(5)(8)(9)
401 Class A2 Common Units in CorEvitas Group Holdings, L.P.				251,644	853,635	(8)
				5,215,289	5,843,751
CPC Acquisition Corp.		Specialty Chemicals
Second Lien Term Loan, LIBOR+7.75% cash due 12/29/2028	8.76%		727,000	716,095	705,190	(5)(8)
				716,095	705,190
Curium Bidco S.à.r.l.		Biotechnology
Second Lien Term Loan, LIBOR+7.75% cash due 10/27/2028	8.76%		1,788,000	1,761,180	1,772,355	(5)(10)
				1,761,180	1,772,355
Dialyze Holdings, LLC		Health Care Equipment
First Lien Term Loan, LIBOR+9.00% cash 0.50% PIK due 8/4/2026	10.01%		4,456,445	4,183,446	4,166,777	(5)(8)(12)
First Lien Delayed Draw Term Loan, LIBOR+9.00% cash 0.50% PIK due 8/4/2026			—	(28,043)	(28,384)	(5)(8)(9)
993,431 Class A Warrants (exercise price $1.00) expiration date 8/4/2028				258,292	248,358	(8)
				4,413,695	4,386,751
Digital.AI Software Holdings, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 2/10/2027	8.00%		2,624,458	2,560,638	2,571,969	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 2/10/2027	7.50%		94,677	87,770	88,997	(5)(8)(9)
				2,648,408	2,660,966

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2022
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
DirecTV Financing, LLC		Cable & Satellite
First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	5.75%		$8,595,000	$8,509,050	$8,596,676	(5)
				8,509,050	8,596,676
FINThrive Software Intermediate Holdings, Inc.		Health Care Technology
Second Lien Term Loan, LIBOR+6.75% cash due 12/17/2029	7.25%		6,013,000	5,922,805	5,940,844	(5)
				5,922,805	5,940,844
Fortress Biotech, Inc.		Biotechnology
First Lien Term Loan, 11.00% cash due 8/27/2025			2,452,500	2,350,736	2,415,713	(8)(10)(12)
85,811 Common Stock Warrants (exercise price $3.20) expiration date 8/27/2030				90,960	29,176	(8)(10)
				2,441,696	2,444,889
Gibson Brands, Inc.		Leisure Products
First Lien Term Loan, LIBOR+5.00% cash due 8/11/2028	5.75%		2,493,750	2,473,800	2,453,227	(5)
				2,473,800	2,453,227
Global Medical Response, Inc.		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.25%		1,062,227	1,050,479	1,057,484	(5)
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	5.25%		3,726,134	3,672,363	3,706,926	(5)
				4,722,842	4,764,410
Grab Holdings Inc.		Interactive Media & Services
First Lien Term Loan, LIBOR+4.50% cash due 1/29/2026	5.50%		3,960,000	3,868,681	3,880,800	(5)(10)
				3,868,681	3,880,800
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.50%		2,517,618	2,492,811	2,509,033	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024	7.50%		88,235	87,315	87,934	(5)(8)
				2,580,126	2,596,967
Immucor, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+5.75% cash due 7/2/2025	6.76%		2,330,817	2,300,488	2,290,027	(5)(8)
Second Lien Term Loan, LIBOR+8.00% cash 3.50% PIK due 10/2/2025	9.01%		6,013,650	5,938,184	5,938,479	(5)(8)
				8,238,672	8,228,506
Impel Neuropharma, Inc.		Health Care Technology
First Lien Revenue Interest Financing Term Loan due 2/15/2031			948,500	948,500	948,500	(5)(8)
First Lien Term Loan, SOFR+8.75% cash due 3/17/2027	9.75%		948,500	929,686	929,530	(5)(8)
				1,878,186	1,878,030
Indivior Finance S.À.R.L.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% cash due 6/30/2026	6.26%		1,985,000	1,950,601	1,972,594	(5)(8)(10)
				1,950,601	1,972,594
Innocoll Pharmaceuticals Limited		Health Care Technology
First Lien Term Loan, 11.00% cash due 1/26/2027			1,635,588	1,565,027	1,567,548	(8)(10)
First Lien Delayed Draw Term Loan, 11.00% cash due 1/26/2027			—	—	—	(8)(9)(10)
13,676 Tranche A Warrant Shares (exercise price $4.23) expiration date 1/26/2029				32,275	33,780	(8)(10)
				1,597,302	1,601,328
Inventus Power, Inc.		Electrical Components & Equipment
First Lien Term Loan, SOFR+5.00% cash due 3/29/2024	6.00%		4,537,170	4,507,033	4,412,398	(5)(8)
Second Lien Term Loan, LIBOR+8.50% cash due 9/29/2024	9.50%		2,750,000	2,710,813	2,653,750	(5)(8)
				7,217,846	7,066,148
INW Manufacturing, LLC		Personal Products
First Lien Term Loan, LIBOR+5.75% cash due 5/7/2027	6.76%		11,700,000	11,399,788	11,466,000	(5)(8)
				11,399,788	11,466,000
IPC Corp.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 10/1/2026	7.50%		6,198,637	6,047,311	6,028,174	(5)(8)
				6,047,311	6,028,174

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2022
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Itafos Inc.		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+8.25% cash due 8/25/2024	9.25%		$4,318,758	$4,180,526	$4,163,283	(5)(8)
				4,180,526	4,163,283
Ivanti Software, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/1/2028	7.77%		3,692,000	3,673,540	3,655,080	(5)
				3,673,540	3,655,080
Jazz Acquisition, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+7.50% cash due 1/29/2027	8.50%		9,461,270	9,239,948	9,514,200	(5)(8)
				9,239,948	9,514,200
Kings Buyer, LLC		Environmental & Facilities Services
First Lien Term Loan, LIBOR+6.50% cash due 10/29/2027	7.50%		3,285,305	3,252,452	3,236,026	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 10/29/2027	7.50%		158,090	153,611	151,371	(5)(8)(9)
				3,406,063	3,387,397
LaserShip, Inc.		Air Freight & Logistics
Second Lien Term Loan, LIBOR+7.50% cash due 5/7/2029	8.25%		1,150,000	1,138,500	1,147,125	(5)(8)
				1,138,500	1,147,125
Latam Airlines Group S.A.		Airlines
First Lien Delayed Draw Term Loan, LIBOR+11.00% PIK due 3/29/2022			4,643,106	4,641,630	4,643,106	(5)(8)(9)(10)
First Lien Delayed Draw Term Loan, LIBOR+7.50% PIK due 3/29/2022			2,050,139	2,049,326	2,050,139	(5)(8)(9)(10)
				6,690,956	6,693,245
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	6.01%		8,752,500	8,675,131	8,621,213	(5)(8)
				8,675,131	8,621,213
Lightstone Holdco LLC		Electric Utilities
First Lien Term Loan, LIBOR+3.75% cash due 1/30/2024	4.75%		1,902,000	1,696,989	1,730,820	(5)
				1,696,989	1,730,820
Liquid Environmental Solutions Corporation		Environmental & Facilities Services
Second Lien Term Loan, LIBOR+8.50% cash due 11/30/2026	9.50%		1,046,111	1,026,725	1,022,574	(5)(8)
Second Lien Delayed Draw Term Loan, LIBOR+8.50% cash due 11/30/2026	9.50%		278,963	273,384	260,133	(5)(8)(9)
				1,300,109	1,282,707
LSL Holdco, LLC		Health Care Distributors
First Lien Term Loan, LIBOR+6.00% cash due 1/31/2028	6.75%		4,615,633	4,525,848	4,523,320	(5)(8)
First Lien Revolver, LIBOR+6.00% cash due 1/31/2028	6.75%		102,570	92,594	92,313	(5)(8)(9)
				4,618,442	4,615,633
Marinus Pharmaceuticals, Inc.		Pharmaceuticals
First Lien Term Loan, 11.50% cash due 5/11/2026			4,216,200	4,146,885	4,131,875	(8)(10)
First Lien Delayed Draw Term Loan, 11.50% cash due 5/11/2026			—	—	—	(8)(9)(10)
				4,146,885	4,131,875
Mesoblast, Inc.		Biotechnology
First Lien Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			1,715,997	1,563,521	1,544,397	(8)(10)
First Lien Delayed Draw Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			—	342	341	(8)(9)(10)
50,289 Warrant Shares (exercise price $7.26) expiration date 11/19/2028				115,390	95,776	(8)(10)
				1,679,253	1,640,514
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+5.75% cash due 7/21/2027	7.04%		4,086,607	4,014,350	4,008,381	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.75% cash due 7/21/2027	6.88%		307,739	301,828	297,514	(5)(8)(9)
First Lien Revolver, LIBOR+5.75% cash due 7/21/2027	6.75%		14,286	7,971	7,449	(5)(8)(9)
				4,324,149	4,313,344

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2022
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.50% PIK due 2/14/2025	8.38%		$8,631,095	$8,541,342	$8,501,628	(5)(8)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025			—	(7,303)	(11,429)	(5)(8)(9)
				8,534,039	8,490,199
Mosaic Companies, LLC		Home Improvement Retail
First Lien Term Loan, LIBOR+6.75% cash due 7/2/2026	7.75%		11,450,063	11,255,299	11,312,662	(5)(8)
				11,255,299	11,312,662
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	6.51%		7,227,255	7,181,691	7,203,224	(5)(8)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026			—	(4,612)	(1,533)	(5)(8)(9)
				7,177,079	7,201,691
Navisite, LLC		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+8.50% cash due 12/30/2026	9.51%		7,779,000	7,655,871	7,428,945	(5)(8)
				7,655,871	7,428,945
NeuAG, LLC		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024	7.00%		13,884,280	13,579,573	13,703,784	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024			—	(62,040)	(20,163)	(5)(8)(9)
				13,517,533	13,683,621
NN, Inc.		Industrial Machinery
First Lien Term Loan, LIBOR+6.88% cash due 9/19/2026	7.88%		14,728,230	14,429,269	14,389,481	(5)(8)(10)
				14,429,269	14,389,481
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	4.46%		6,295,558	6,266,722	6,206,350	(5)
Second Lien Term Loan, LIBOR+7.00% cash due 9/25/2027	7.50%		1,804,000	1,769,717	1,758,900	(5)(8)
				8,036,439	7,965,250
OTG Management, LLC		Airport Services
First Lien Term Loan, LIBOR+2.00% cash 8.00% PIK due 9/1/2025	3.00%		3,335,208	3,280,403	3,268,504	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+2.00% cash 8.00% PIK due 9/1/2025			—	(5,219)	(6,104)	(5)(8)(9)
				3,275,184	3,262,400
Park Place Technologies, LLC		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+5.00% cash due 11/10/2027	6.00%		4,950,000	4,790,901	4,935,571	(5)
				4,790,901	4,935,571
Performance Health Holdings, Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+6.00% cash due 7/12/2027	7.01%		4,398,925	4,321,507	4,320,294	(5)(8)
				4,321,507	4,320,294
PFNY Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+7.00% cash due 12/31/2026	8.00%		6,307,030	6,187,893	6,180,889	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 12/31/2026			—	(11,346)	(12,013)	(5)(8)(9)
First Lien Revolver, LIBOR+7.00% cash due 12/31/2026			—	(5,673)	(6,007)	(5)(8)(9)
				6,170,874	6,162,869
Planview Parent, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.26%		9,872,000	9,723,920	9,822,640	(5)(8)
				9,723,920	9,822,640
PLNTF Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+8.00% cash due 3/22/2026	9.00%		890,770	876,551	888,543	(5)(8)
				876,551	888,543
Pluralsight, LLC		Application Software
First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	9.00%		15,361,250	15,102,334	15,054,025	(5)(8)
First Lien Revolver, LIBOR+8.00% cash due 4/6/2027			—	(17,682)	(21,159)	(5)(8)(9)
				15,084,652	15,032,866

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2022
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
PRGX Global, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+6.75% cash due 3/3/2026	7.76%		$8,215,172	$8,086,321	$8,086,194	(5)(8)
First Lien Revolver, LIBOR+6.75% cash due 3/3/2026			—	(9,558)	(9,568)	(5)(8)(9)
19,485 Class B Common Units				19,485	21,502	(8)
				8,096,248	8,098,128
Profrac Holdings II, LLC		Industrial Machinery
First Lien Term Loan, SOFR+8.50% cash due 3/4/2025	9.50%		8,128,000	7,890,389	7,965,440	(5)(8)
				7,890,389	7,965,440
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/31/2027	8.46%		1,500,000	1,500,000	1,494,375	(5)(8)
				1,500,000	1,494,375
Quantum Bidco Limited		Food Distributors
First Lien Term Loan, SONIA+6.00% cash due 1/29/2028	6.28%		£1,125,000	1,490,568	1,444,815	(5)(8)(10)
				1,490,568	1,444,815
Relativity ODA LLC		Application Software
First Lien Term Loan, LIBOR+7.50% cash due 5/12/2027	8.50%		$5,815,361	5,699,536	5,704,869	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 5/12/2027			—	(11,582)	(10,330)	(5)(8)(9)
				5,687,954	5,694,539
Renaissance Holding Corp.		Diversified Banks
Second Lien Term Loan, LIBOR+7.00% cash due 5/29/2026	7.46%		1,138,000	1,129,465	1,131,064	(5)
				1,129,465	1,131,064
RumbleOn, Inc.		Automotive Retail
First Lien Term Loan, LIBOR+8.25% cash due 8/31/2026	9.25%		9,146,524	8,631,144	8,817,249	(5)(8)(10)
First Lien Delayed Draw Term Loan, LIBOR+8.25% cash due 8/31/2026	9.25%		2,767,226	2,545,629	2,625,648	(5)(8)(9)(10)
39,794 Class B Common Stock Warrants (exercise price $33.00) expiration date 2/28/2023				290,496	236,376	(8)(10)
				11,467,269	11,679,273
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	5.50%		2,657,207	2,630,635	2,560,883	(5)
				2,630,635	2,560,883
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			904,428	798,295	883,716	(8)
				798,295	883,716
SiO2 Medical Products, Inc.		Metal & Glass Containers
First Lien Term Loan, 5.50% cash 5.50% PIK due 12/21/2026			6,427,972	6,306,495	6,312,911	(8)(12)
Common Stock Warrants (exercise price $0.75) expiration date 7/31/2028				123,557	123,557	(8)
				6,430,052	6,436,468
Sirva Worldwide, Inc.		Diversified Support Services
First Lien Term Loan, LIBOR+5.50% cash due 8/4/2025	5.96%		428,896	422,463	397,623	(5)
				422,463	397,623
SM Wellness Holdings, Inc.		Health Care Services
Second Lien Term Loan, LIBOR+8.00% cash due 4/16/2029	8.75%		2,925,000	2,881,125	2,939,625	(5)(8)
				2,881,125	2,939,625
Sorenson Communications, LLC		Communications Equipment
First Lien Term Loan, LIBOR+5.50% cash due 3/17/2026	6.51%		4,496,400	4,451,436	4,496,400	(5)
				4,451,436	4,496,400
Sorrento Therapeutics, Inc.		Biotechnology
16,000 Common Stock Units				63,040	37,280	(10)
				63,040	37,280

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2022
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Star US Bidco LLC		Industrial Machinery
First Lien Term Loan, LIBOR+4.25% cash due 3/17/2027	5.25%		$1,429,339	$1,363,818	$1,418,019	(5)
				1,363,818	1,418,019
SumUp Holdings Luxembourg S.À.R.L.		Other Diversified Financial Services
First Lien Term Loan, EURIBOR+8.50% cash due 3/10/2026	10.00%		€6,820,000	7,954,056	7,474,449	(5)(8)(10)
				7,954,056	7,474,449
Sunland Asphalt & Construction, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.00% cash due 1/13/2026	7.00%		$11,661,913	11,485,172	11,445,002	(5)(8)
				11,485,172	11,445,002
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	4.76%		2,879,977	2,653,741	2,719,173	(5)
				2,653,741	2,719,173
SVP-Singer Holdings Inc.		Home Furnishings
First Lien Term Loan, LIBOR+6.75% cash due 7/28/2028	7.76%		5,046,640	4,725,617	4,743,842	(5)(8)
				4,725,617	4,743,842
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	8.25%		3,394,977	3,351,252	3,356,784	(5)
				3,351,252	3,356,784
Tahoe Bidco B.V.		Application Software
First Lien Term Loan, LIBOR+6.00% cash due 9/29/2028	6.75%		5,611,000	5,506,487	5,515,613	(5)(8)(10)
First Lien Revolver, LIBOR+6.00% cash due 10/1/2027			—	(7,742)	(7,575)	(5)(8)(9)(10)
				5,498,745	5,508,038
Tecta America Corp.		Construction & Engineering
Second Lien Term Loan, LIBOR+8.50% cash due 4/9/2029	9.25%		1,671,000	1,645,935	1,687,710	(5)(8)
				1,645,935	1,687,710
Telestream Holdings Corporation		Application Software
First Lien Term Loan, LIBOR+8.75% cash due 10/15/2025	9.75%		5,248,563	5,178,386	5,185,580	(5)(8)
First Lien Revolver, LIBOR+8.75% cash due 10/15/2025			—	(7,179)	(6,012)	(5)(8)(9)
				5,171,207	5,179,568
TerSera Therapeutics LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+10.00% cash due 3/30/2026	11.00%		6,100,000	5,968,410	6,088,142	(5)(8)
				5,968,410	6,088,142
Thermacell Repellents, Inc.		Leisure Products
First Lien Term Loan, LIBOR+5.75% cash due 12/4/2026	6.76%		6,602,708	6,569,406	6,569,755	(5)(8)
First Lien Revolver, LIBOR+5.75% cash due 12/4/2026	6.75%		604,167	600,000	600,000	(5)(8)(9)
				7,169,406	7,169,755
Thrasio, LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+7.00% cash due 12/18/2026	8.01%		9,747,014	9,550,979	9,634,922	(5)(8)
2,182 Shares of Series C-3 Preferred Stock in Thrasio Holdings, Inc.				26,665	44,186	(8)
73,648 Shares of Series C-2 Preferred Stock in Thrasio Holdings, Inc.				600,000	1,491,376	(8)
12,510 Shares of Series D Preferred Stock in Thrasio Holdings, Inc.				253,328	253,328	(8)
6,000 Shares of Series X Preferred Stock in Thrasio Holdings, Inc.				6,000,300	6,849,942	(8)(9)
				16,431,272	18,273,754
Touchstone Acquisition, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+6.00% cash due 12/29/2028	6.75%		5,803,000	5,690,457	5,686,940	(5)(8)
				5,690,457	5,686,940

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2022
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+5.00% cash due 9/1/2025	6.00%		$7,387,734	$7,285,832	$6,933,389	(5)
				7,285,832	6,933,389
Verscend Holding Corp.		Health Care Technology
First Lien Term Loan, LIBOR+4.00% cash due 8/27/2025	4.46%		830,002	816,799	828,965	(5)
				816,799	828,965
Virgin Pulse, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 4/6/2029	8.00%		1,540,000	1,524,600	1,520,750	(5)
				1,524,600	1,520,750
Win Brands Group LLC		Housewares & Specialties
First Lien Term Loan, LIBOR+9.00% cash 5.00% PIK due 1/22/2026	10.00%		1,084,346	1,073,776	1,076,214	(5)(8)
62 Class F Warrants in Brand Value Growth LLC (exercise price $0.01) expiration date 1/25/2027				—	46,675	(8)
				1,073,776	1,122,889
Windstream Services II, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.25%		9,971,213	9,658,792	9,971,213	(5)
				9,658,792	9,971,213
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	4.75%		4,372,816	4,337,152	4,154,175	(5)
				4,337,152	4,154,175
WPEngine, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 3/27/2026	8.00%		14,623,000	14,380,062	14,450,054	(5)(8)
				14,380,062	14,450,054
Zephyr Bidco Limited		Specialized Finance
Second Lien Term Loan, SONIA+7.50% cash due 7/23/2026	8.22%		£2,000,000	2,591,233	2,616,026	(5)(10)
				2,591,233	2,616,026
Total Non-Control/Non-Affiliate Investments (176.4% of net assets)				$594,539,748	$596,409,095
Cash and Cash Equivalents and Restricted Cash (8.2% of net assets)				$27,575,201	$27,575,201
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (184.5% of net assets)				$622,114,949	$623,984,296

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$14,546,300	€12,710,431	5/12/2022	Bank of New York Mellon	$385,532
Foreign currency forward contract	$17,014,400	£12,568,533	5/12/2022	Bank of New York Mellon	$469,675
					$855,207

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
March 31, 2022
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
(5)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. Certain loans may also be indexed to the secured overnight financing rate ("SOFR") or the sterling overnight index average ("SONIA"). The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over LIBOR or the alternate base rate based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of March 31, 2022, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 0.46%, the 90-day LIBOR at 1.01%, the 180-day LIBOR at 1.50%, the 360-day LIBOR at 2.20%, the PRIME at 3.50%, the SOFR at 0.28%, the SONIA at 0.69%, the 30-day EURIBOR at (0.53)%, the 90-day EURIBOR at (0.47)% and the 180-day EURIBOR at (0.38)%. Most loans include an interest floor, which generally ranges from 0% to 1%.
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
(8)As of March 31, 2022, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2022, qualifying assets represented 78.7% of the Company's total assets and non-qualifying assets represented 21.3% of the Company's total assets.
(11)PIK interest income for this investment accrues at an annualized rate of 15%, however, the PIK interest is not contractually capitalized on the investment subsequent to a restructuring that occurred during the year ended September 30, 2021. As a result, the principal amount of the investment does not increase over time for accumulated PIK interest. As of March 31, 2022, the accumulated PIK interest balance for the Alvotech Holdings S.A. ("Alvotech") A notes and the B notes was $0.4 million $0.3 million, respectively. The fair value of this investment is inclusive of PIK interest income.
(12)The sale of all or a portion of this investment did not qualify for sale accounting under FASB ASC Topic 860, Transfers and Servicing ("ASC 860"), and therefore the investment remains on the Company's Consolidated Schedule of Investments as of March 31, 2022. See "Secured Borrowings" in Note 6 in the Consolidated Financial Statements for further details.

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

The Company was formed on April 30, 2018 as a Delaware corporation and as of March 31, 2022 is externally managed by Oaktree Fund Advisors, LLC (the "Adviser") pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), between the Company and the Adviser, which was approved by the Board of Directors of the Company on May 11, 2020. From July 9, 2018 through May 11, 2020, the Company was managed by Oaktree Capital Management, L.P., an affiliate of the Adviser. The Adviser is a subsidiary of Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

The Company conducted private offerings (each, a “Private Offering”) of its common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing of a Private Offering, each investor participating in that closing made a capital commitment (each, a “Capital Commitment”) to purchase the Company's Common Stock pursuant to a subscription agreement entered into with the Company in connection with its Capital Commitment ("Subscription Agreement"). The initial closing of a Private Offering occurred on August 6, 2018 (the "Initial Closing"). The Company commenced its loan origination and investment activities shortly after its initial capital drawdown from its non-affiliated investors (the "Initial Drawdown"). The proceeds from the Initial Drawdown provided the Company with the necessary seed capital to commence operations. As of March 31, 2022, the Company completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of each of March 31, 2022 and September 30, 2021, there were no investments on non-accrual status.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividend Income
The Company generally recognizes dividend income on the ex-dividend date for public securities and the record date for private equity investments. Distributions received from private equity investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from private equity investments as dividend income unless there are sufficient earnings at the portfolio company prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
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
As of March 31, 2022 and September 30, 2021, included in restricted cash was $6,943,543 and $4,317,968, respectively, which was held at Deutsche Bank Trust Company Americas in connection with the Company's Citibank Facility (defined in Note 6 – Borrowings). The Company was restricted in terms of access to the $6,943,543 and $4,317,968, respectively, until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the Citibank Facility.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes ("ASC 740"), provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the Company's consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Management's determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including an ongoing analysis of tax laws, regulations and interpretations thereof. The Company recognizes the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. Management has analyzed the Company's tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years 2019, 2020 and 2021. The Company identifies its major tax jurisdictions as U.S. Federal and California, and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of March 31, 2022, the adoption of this guidance did not have an impact on the Company's consolidated financial statements.

Note 3. Portfolio Investments
Portfolio Composition
As of March 31, 2022, the fair value of the Company's investment portfolio was $596.4 million and was comprised of investments in 113 portfolio companies. As of September 30, 2021, the fair value of the Company's investment portfolio was $575.4 million and was comprised of investments in 108 portfolio companies.
As of March 31, 2022 and September 30, 2021, the Company's investment portfolio consisted of the following:

	March 31, 2022		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
Senior Secured Debt	$580,283,895	97.60%	$554,526,097	97.57%
Preferred Equity	10,332,238	1.74%	7,248,381	1.28%
Common Equity & Warrants	2,937,133	0.49%	2,623,630	0.46%
Subordinated Debt	986,482	0.17%	3,905,317	0.69%
Total	$594,539,748	100.00%	$568,303,425	100.00%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2022			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior Secured Debt	$579,765,557	97.20%	171.45%	$559,926,869	97.30%	161.59%
Preferred Equity	12,141,461	2.04%	3.59%	8,585,636	1.49%	2.48%
Common Equity & Warrants	3,510,034	0.59%	1.04%	3,028,295	0.53%	0.87%
Subordinated Debt	992,043	0.17%	0.29%	3,888,632	0.68%	1.12%
Total	$596,409,095	100.00%	176.37%	$575,429,432	100.00%	166.06%

The composition of the Company's debt investments as of March 31, 2022 and September 30, 2021 by floating rates and fixed rates was as follows:

	March 31, 2022		September 30, 2021
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$534,779,058	92.08%	$522,279,872	92.63%
Fixed rate	45,978,542	7.92%	41,535,629	7.37%
Total	$580,757,600	100.00%	$563,815,501	100.00%

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

	March 31, 2022		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
United States	$515,285,841	86.65%	$489,879,815	86.21%
United Kingdom	34,883,353	5.87%	33,461,333	5.89%
Switzerland	11,149,606	1.88%	12,733,548	2.24%
Australia	7,785,766	1.31%	7,804,890	1.37%
Iceland	7,472,044	1.26%	6,762,757	1.19%
Luxembourg	7,403,501	1.25%	9,365,580	1.65%
Chile	6,690,956	1.13%	4,169,586	0.73%
Singapore	3,868,681	0.65%	3,876,279	0.68%
Canada	—	—%	249,637	0.04%
Total	$594,539,748	100.00%	$568,303,425	100.00%

	March 31, 2022			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$516,990,111	86.69%	152.88%	$495,262,940	86.07%	142.94%
United Kingdom	34,903,045	5.85%	10.32%	34,344,738	5.97%	9.91%
Switzerland	11,145,467	1.87%	3.30%	12,747,940	2.22%	3.68%
Australia	7,828,430	1.31%	2.31%	7,871,723	1.37%	2.27%
Iceland	7,559,516	1.27%	2.24%	6,873,455	1.19%	1.98%
Luxembourg	7,408,481	1.24%	2.19%	9,807,095	1.70%	2.83%
Chile	6,693,245	1.12%	1.98%	4,238,488	0.74%	1.22%
Singapore	3,880,800	0.65%	1.15%	4,033,053	0.70%	1.16%
Canada	—	—%	—%	250,000	0.04%	0.07%
Total	$596,409,095	100.00%	176.37%	$575,429,432	100.00%	166.06%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of March 31, 2022 and September 30, 2021 was as follows:

	March 31, 2022		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
Application Software	$114,900,724	19.34%	$105,037,693	18.50%
Pharmaceuticals	33,592,605	5.65%	34,125,774	6.00%
Biotechnology	24,566,819	4.13%	32,034,990	5.64%
Industrial Machinery	23,683,476	3.98%	20,602,087	3.63%
Construction & Engineering	21,469,739	3.61%	20,762,547	3.65%
Fertilizers & Agricultural Chemicals	17,698,059	2.98%	18,208,561	3.20%
Health Care Services	17,288,932	2.91%	15,458,063	2.72%
Personal Products	17,027,794	2.86%	28,836,040	5.07%
Aerospace & Defense	16,720,260	2.81%	16,267,556	2.86%
Internet & Direct Marketing Retail	16,431,272	2.76%	16,195,690	2.85%
Data Processing & Outsourced Services	15,752,119	2.65%	15,762,361	2.77%
Health Care Supplies	13,929,129	2.34%	8,129,966	1.43%
Insurance Brokers	13,671,072	2.30%	13,624,213	2.40%
Automotive Retail	13,352,064	2.25%	10,576,274	1.86%
Internet Services & Infrastructure	13,324,940	2.24%	12,096,508	2.13%
Health Care Technology	13,045,621	2.19%	5,603,266	0.99%
Home Improvement Retail	11,255,299	1.89%	11,374,657	2.00%
Airport Services	10,501,007	1.77%	10,385,781	1.83%
Integrated Telecommunication Services	9,658,792	1.62%	10,490,500	1.85%
Distributors	9,650,780	1.62%	—	—%
Leisure Products	9,643,206	1.62%	8,083,405	1.42%
Oil & Gas Storage & Transportation	9,623,007	1.62%	9,659,457	1.70%
Metal & Glass Containers	9,060,687	1.52%	5,553,715	0.98%
Health Care Distributors	8,939,949	1.50%	4,820,334	0.85%
Real Estate Services	8,675,131	1.46%	8,710,292	1.53%
Cable & Satellite	8,509,050	1.43%	8,910,000	1.57%
Soft Drinks	8,245,445	1.39%	8,077,613	1.42%
Other Diversified Financial Services	7,954,056	1.34%	6,559,321	1.15%
Movies & Entertainment	7,785,766	1.31%	7,804,890	1.37%
Electrical Components & Equipment	7,217,846	1.21%	7,225,215	1.27%
Leisure Facilities	7,047,425	1.19%	4,329,641	0.76%
Airlines	6,690,956	1.13%	4,169,586	0.73%
Oil & Gas Refining & Marketing	6,214,502	1.05%	7,671,686	1.35%
IT Consulting & Other Services	5,632,307	0.95%	5,644,359	0.99%
Real Estate Operating Companies	5,507,766	0.93%	6,983,385	1.23%
Specialized Finance	4,758,253	0.80%	4,499,017	0.79%
Diversified Support Services	4,746,612	0.80%	4,469,808	0.79%
Home Furnishings	4,725,617	0.79%	4,723,943	0.83%
Environmental & Facilities Services	4,706,172	0.79%	—	—%
Communications Equipment	4,451,436	0.75%	4,698,738	0.83%
Health Care Equipment	4,413,695	0.74%	4,351,936	0.77%
Interactive Media & Services	3,868,681	0.65%	3,876,279	0.68%
Restaurants	3,351,252	0.56%	3,347,525	0.59%
Paper Packaging	3,254,763	0.55%	—	—%
Consumer Finance	2,243,131	0.38%	—	—%
Electric Utilities	1,696,989	0.29%	1,641,216	0.29%
Research & Consulting Services	1,681,765	0.28%	2,362,030	0.42%
Food Distributors	1,490,568	0.25%	1,486,303	0.26%
Air Freight & Logistics	1,138,500	0.19%	—	—%
Diversified Banks	1,129,465	0.19%	1,129,465	0.20%
Housewares & Specialties	1,073,776	0.18%	645,632	0.11%
Construction Materials	825,376	0.14%	809,832	0.14%
Specialty Chemicals	716,095	0.12%	716,095	0.13%
Independent Power Producers & Energy Traders	—	—%	7,574,559	1.33%
Managed Health Care	—	—%	3,918,152	0.69%
Thrifts & Mortgage Finance	—	—%	3,748,666	0.66%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2022		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
Forest Products	$—	—%	$1,939,746	0.34%
Electronic Components	—	—%	1,375,156	0.24%
Alternative Carriers	—	—%	964,264	0.17%
Food Retail	—	—%	249,637	0.04%
Total	$594,539,748	100.00%	$568,303,425	100.00%

	March 31, 2022			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$114,749,088	19.27%	33.93%	$105,949,514	18.42%	30.58%
Pharmaceuticals	33,361,841	5.59%	9.87%	34,958,925	6.08%	10.09%
Biotechnology	24,600,021	4.12%	7.27%	32,486,832	5.65%	9.38%
Industrial Machinery	23,772,940	3.99%	7.03%	20,988,046	3.65%	6.06%
Construction & Engineering	21,537,351	3.61%	6.37%	20,902,686	3.63%	6.03%
Internet & Direct Marketing Retail	18,273,754	3.06%	5.40%	17,697,267	3.08%	5.11%
Health Care Services	18,006,801	3.02%	5.32%	15,732,690	2.73%	4.54%
Fertilizers & Agricultural Chemicals	17,846,904	2.99%	5.28%	18,311,828	3.18%	5.28%
Personal Products	17,238,701	2.89%	5.10%	29,379,063	5.11%	8.48%
Aerospace & Defense	16,582,252	2.78%	4.90%	16,188,169	2.81%	4.67%
Data Processing & Outsourced Services	15,527,073	2.60%	4.59%	15,774,549	2.74%	4.55%
Insurance Brokers	14,464,112	2.43%	4.28%	14,797,626	2.57%	4.27%
Health Care Supplies	13,915,446	2.33%	4.12%	8,168,802	1.42%	2.36%
Automotive Retail	13,564,068	2.27%	4.01%	10,657,160	1.85%	3.08%
Internet Services & Infrastructure	13,425,770	2.25%	3.97%	12,211,475	2.12%	3.52%
Health Care Technology	13,112,735	2.20%	3.88%	5,649,515	0.98%	1.63%
Home Improvement Retail	11,312,662	1.90%	3.35%	11,374,695	1.98%	3.28%
Airport Services	10,193,449	1.71%	3.01%	10,086,433	1.75%	2.91%
Integrated Telecommunication Services	9,971,213	1.67%	2.95%	10,928,339	1.90%	3.15%
Distributors	9,689,064	1.62%	2.87%	—	—%	—%
Leisure Products	9,622,982	1.61%	2.85%	8,091,483	1.41%	2.34%
Metal & Glass Containers	8,997,351	1.51%	2.66%	5,564,989	0.97%	1.61%
Health Care Distributors	8,935,927	1.50%	2.64%	4,816,700	0.84%	1.39%
Real Estate Services	8,621,213	1.45%	2.55%	8,753,513	1.52%	2.53%
Cable & Satellite	8,596,676	1.44%	2.54%	9,015,930	1.57%	2.60%
Oil & Gas Storage & Transportation	8,537,326	1.43%	2.52%	8,771,281	1.52%	2.53%
Soft Drinks	8,181,229	1.37%	2.42%	8,077,585	1.40%	2.33%
Movies & Entertainment	7,828,430	1.31%	2.31%	7,871,723	1.37%	2.27%
Other Diversified Financial Services	7,474,449	1.25%	2.21%	6,415,445	1.11%	1.85%
Electrical Components & Equipment	7,066,148	1.18%	2.09%	7,227,759	1.26%	2.09%
Leisure Facilities	7,051,412	1.18%	2.09%	4,430,889	0.77%	1.28%
Airlines	6,693,245	1.12%	1.98%	4,238,488	0.74%	1.22%
Oil & Gas Refining & Marketing	6,273,951	1.05%	1.86%	7,777,211	1.35%	2.24%
Real Estate Operating Companies	5,636,522	0.95%	1.67%	7,120,371	1.24%	2.05%
IT Consulting & Other Services	5,531,875	0.93%	1.64%	5,772,258	1.00%	1.67%
Home Furnishings	4,743,842	0.80%	1.40%	4,771,890	0.83%	1.38%
Specialized Finance	4,728,532	0.79%	1.40%	4,578,283	0.80%	1.32%
Diversified Support Services	4,710,967	0.79%	1.39%	4,449,622	0.77%	1.28%
Environmental & Facilities Services	4,670,104	0.78%	1.38%	—	—%	—%
Communications Equipment	4,496,400	0.75%	1.33%	4,784,763	0.83%	1.38%
Health Care Equipment	4,386,751	0.74%	1.30%	4,368,523	0.76%	1.26%
Interactive Media & Services	3,880,800	0.65%	1.15%	4,033,053	0.70%	1.16%
Restaurants	3,356,784	0.56%	0.99%	3,396,250	0.59%	0.98%
Paper Packaging	3,262,769	0.55%	0.96%	—	—%	—%
Consumer Finance	2,253,680	0.38%	0.67%	—	—%	—%
Electric Utilities	1,730,820	0.29%	0.51%	1,578,793	0.27%	0.46%
Research & Consulting Services	1,694,570	0.28%	0.50%	2,442,962	0.42%	0.71%
Food Distributors	1,444,815	0.24%	0.43%	1,501,725	0.26%	0.43%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2022			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Air Freight & Logistics	$1,147,125	0.19%	0.34%	$—	—%	—%
Diversified Banks	1,131,064	0.19%	0.33%	1,144,401	0.20%	0.33%
Housewares & Specialties	1,122,889	0.19%	0.33%	689,765	0.12%	0.20%
Construction Materials	748,012	0.13%	0.22%	847,865	0.15%	0.24%
Specialty Chemicals	705,190	0.12%	0.21%	732,453	0.13%	0.21%
Independent Power Producers & Energy Traders	—	—%	—%	7,554,375	1.31%	2.18%
Managed Health Care	—	—%	—%	3,925,150	0.68%	1.13%
Thrifts & Mortgage Finance	—	—%	—%	3,830,807	0.67%	1.11%
Forest Products	—	—%	—%	1,964,238	0.34%	0.57%
Electronic Components	—	—%	—%	1,394,255	0.24%	0.40%
Alternative Carriers	—	—%	—%	1,001,020	0.17%	0.29%
Food Retail	—	—%	—%	250,000	0.04%	0.07%
Total	$596,409,095	100.00%	176.37%	$575,429,432	100.00%	166.06%

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of March 31, 2022 on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$114,754,918	$465,010,639	$579,765,557
Subordinated debt	—	—	992,043	992,043
Common equity & warrants	37,280	—	3,472,754	3,510,034
Preferred equity	—	—	12,141,461	12,141,461
Total investments at fair value	$37,280	$114,754,918	$481,616,897	$596,409,095
Derivative asset	—	855,207	—	855,207
Total assets at fair value	$37,280	$115,610,125	$481,616,897	$597,264,302

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in fair value from December 31, 2021 to March 31, 2022, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity & Warrants	Total
Fair value as of December 31, 2021	$459,067,419	$1,102,394	$9,084,181	$3,718,615	$472,972,609
Purchases	37,580,356	40,016	2,830,529	147,437	40,598,338
Sales and repayments	(34,306,345)	(151,555)	—	(186,574)	(34,644,474)
Transfers in (a)	3,482,145	—	—	—	3,482,145
Capitalized PIK interest income	971,993	—	—	—	971,993
Accretion of OID	1,490,298	1,955	—	—	1,492,253
Net unrealized appreciation (depreciation)	(3,294,569)	(767)	226,751	(213,113)	(3,281,698)
Net realized gains (losses)	19,342	—	—	6,389	25,731
Fair value as of March 31, 2022	$465,010,639	$992,043	$12,141,461	$3,472,754	$481,616,897
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2022 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended March 31, 2022	$(2,630,077)	$(767)	$226,751	$(213,340)	$(2,617,433)
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the three months ended March 31, 2022 as a result of a change in the number of market quotes available and/or a change in market liquidity.
The following table provides a roll-forward in the changes in fair value from December 31, 2020 to March 31, 2021, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in fair value from September 30, 2021 to March 31, 2022, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity & Warrants	Total
Fair value as of September 30, 2021	$442,162,872	$3,888,632	$8,585,636	$2,906,215	$457,543,355
Purchases	86,712,730	708,664	3,083,857	493,459	90,998,710
Sales and repayments	(65,732,635)	(3,767,536)	—	(186,574)	(69,686,745)
Transfers in (a)	4,222,524	—	—	—	4,222,524
Transfers out (a)	(3,851,941)	—	—	—	(3,851,941)
Capitalized PIK interest income	2,140,077	56,760	—	—	2,196,837
Accretion of OID	2,565,889	83,277	—	—	2,649,166
Net unrealized appreciation (depreciation)	(3,485,586)	22,246	471,968	253,265	(2,738,107)
Net realized gains (losses)	276,709	—	—	6,389	283,098
Fair value as of March 31, 2022	$465,010,639	$992,043	$12,141,461	$3,472,754	$481,616,897
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at March 31, 2022 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the six months ended March 31, 2022	$(2,552,970)	$(4,677)	$471,968	$253,037	$(1,832,642)
__________
(a) There were transfers into/out of Level 3 from/to Level 2 for certain investments during the six months ended March 31, 2022 as a result of a change in the number of market quotes available and/or a change in market liquidity.

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of March 31, 2022:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$396,948,065	Market Yield	Market Yield	(b)	8.0%	-	30.0%	11.0%
	66,184,544	Broker Quotations	Broker Quoted Price	(c)	N/A	-	N/A	N/A
	1,878,030	Transaction Precedent	Transaction Price	(e)	N/A	-	N/A	N/A
Subordinated debt	992,043	Market Yield	Market Yield	(b)	15.0%	-	17.0%	16.0%
Common equity & warrants & preferred equity	3,841,292	Transaction Precedent	Transaction Price	(e)	N/A	-	N/A	N/A
	309,601	Enterprise Value	Revenue Multiple	(d)	0.9x	-	4.8x	1.2x
	11,434,146	Enterprise Value	EBITDA Multiple	(d)	5.8x	-	20.5x	14.9x
	29,176	Enterprise Value	Asset Multiple	(d)	0.9x		1.1x	1.0x
Total	$481,616,897
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
Note 4. Fee Income
For the three and six months ended March 31, 2022, the Company recorded total fee income of $469,103 and $713,005, respectively, of which $48,836 and $108,033, respectively, was recurring in nature. For the three and six months ended March 31, 2021, the Company recorded total fee income of $833,122 and $2,104,005, respectively, of which $10,310 and $14,283, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and exit fees.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three and six months ended March 31, 2022 and 2021:

	Three months ended March 31, 2022	Three months ended March 31, 2021	Six months ended March 31, 2022	Six months ended March 31, 2021
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$4,664,685	$9,465,766	$13,062,711	$20,167,589
Weighted average common shares outstanding	17,401,121	17,401,121	17,401,121	17,401,121
Earnings (loss) per common share — basic and diluted	$0.27	$0.54	$0.75	$1.16

Changes in Net Assets
The following table presents the changes in net assets for the three and six months ended March 31, 2022:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2021	17,401,121	$17,401	$337,337,998	$9,147,810	$346,503,209
Net investment income	—	—	—	7,550,335	7,550,335
Net unrealized appreciation (depreciation)	—	—	—	(238,721)	(238,721)
Net realized gains (losses)	—	—	—	1,072,998	1,072,998
Provision for income tax (expense) benefit	—	—	—	13,414	13,414
Distributions to stockholders	—	—	—	(13,920,896)	(13,920,896)
Balance at December 31, 2021	17,401,121	$17,401	$337,337,998	$3,624,940	$340,980,339
Net investment income	—	—	—	9,017,519	9,017,519
Net unrealized appreciation (depreciation)	—	—	—	(4,790,853)	(4,790,853)
Net realized gains (losses)	—	—	—	439,361	439,361
Provision for income tax (expense) benefit	—	—	—	(1,342)	(1,342)
Distributions to stockholders	—	—	—	(7,482,481)	(7,482,481)
Balance at March 31, 2022	17,401,121	$17,401	$337,337,998	$807,144	$338,162,543

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
Capital Activity
As of March 31, 2022 and September 30, 2021, the Company completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.
The Company has the authority to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for the Company’s Common Stock through March 31, 2022:

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the distributions per share that the Company has paid on its common stock during the six months ended March 31, 2022:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	December 15, 2021	December 28, 2021	$0.42	$7,308,472
Special	December 15, 2021	December 28, 2021	0.38	6,612,424
Quarterly	March 15, 2022	March 28, 2022	0.43	7,482,481
			$1.23	$21,403,377

The following table reflects the distributions per share that the Company has paid on its common stock during the six months ended March 31, 2021:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	December 15, 2020	December 31, 2020	$0.35	$6,090,393
Special	December 15, 2020	December 31, 2020	0.62	10,788,696
Quarterly	March 15, 2021	March 26, 2021	0.35	6,090,393
			$1.32	$22,969,482

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
As of March 31, 2022 and September 30, 2021, the Company had $43.0 million and $51.0 million, respectively, outstanding under the CNB-2 Facility. For the six months ended March 31, 2022 and 2021, the Company’s borrowings under the CNB-2 Facility bore interest at a weighted average interest rate of 2.75% and 3.18%, respectively. For the three and six months ended March 31, 2022, the Company recorded interest expense (inclusive of fees) of $338,084 and $674,364, respectively, related to the CNB-2 Facility. For the three and six months ended March 31, 2021, the Company recorded interest expense (inclusive of fees) of $362,997 and $538,258, respectively, related to the CNB-2 Facility.

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of March 31, 2022 and September 30, 2021, the Company had $231.0 million and $200.0 million, respectively, outstanding under the Citibank Facility. The Company’s borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.39% and 2.37% for the six months ended March 31, 2022 and 2021, respectively. For the three and six months ended March 31, 2022, the Company recorded interest expense (inclusive of fees) of $1,584,850 and $2,929,533, respectively, related to the Citibank Facility. For the three and six months ended March 31, 2021, the Company recorded interest expense (inclusive of fees) of $936,954 and $1,639,649, respectively, related to the Citibank Facility.

Secured Borrowings

As of March 31, 2022, the Company had $10.0 million of secured borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 120 days of the trade date. The Company's secured borrowings bore interest at a weighted average rate of 3.32% for the six months ended March 31, 2022. The Company recorded $136,892 and $203,572 of interest expense in connection with secured borrowings for the three and six months ended March 31, 2022, respectively.

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
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three and six months ended March 31, 2022 and 2021:

	Three months ended March 31, 2022	Three months ended March 31, 2021	Six months ended March 31, 2022	Six months ended March 31, 2021
Net increase (decrease) in net assets resulting from operations	$4,664,685	$9,465,766	$13,062,711	$20,167,589
Net unrealized (appreciation) depreciation	4,790,853	(2,806,298)	5,029,574	(7,991,652)
Book/tax differences due to capital gains incentive fee	(871,036)	467,024	(701,498)	1,580,073
Book/tax difference due to organizational and deferred offering costs	(7,602)	(7,602)	(15,204)	(15,204)
Other book/tax differences	(715,997)	990,797	(1,006,775)	1,029,489
Taxable income (1)	$7,860,903	$8,109,687	$16,368,808	$14,770,295
__________________
(1)The Company's taxable income for the three and six months ended March 31, 2022 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2022. Therefore, the final taxable income may be different than the estimate.
For the three months ended March 31, 2022, the Company recognized a total provision for income tax expense of $1,342, which was comprised of a deferred income tax benefit of $3,349 that resulted from unrealized depreciation on an investment held by a wholly-owned taxable subsidiary and a current tax expense of $4,691. For the six months ended March 31, 2022, the Company recognized a total provision for income tax benefit of $12,072, which was comprised of a deferred income tax benefit of $16,763 that resulted from unrealized depreciation on an investment held by a wholly-owned taxable subsidiary and a current tax expense of $4,691.
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
For purposes of calculating the Management Fee, the Gross Asset Value is determined by the Company’s board of directors (including any committee thereof). Until August 6, 2019, the Management Fee for each quarter was calculated based on the Company’s average Gross Asset Value at the end of each month during such calendar quarter (prior to taking into account any Incentive Fee); provided, that the Management Fee for the Company’s first calendar quarter was calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). Following August 6, 2019, the Management Fee for each quarter is calculated based on the Company’s average Gross Asset Value at the end of such quarter and at the end of the preceding quarter (in each case, prior to taking into account any Incentive Fee); provided, that the Management Fee for the calendar quarter in which the Company consummates a Qualified Listing will be calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). For the three and six months ended March 31, 2022, base management fees were $1,449,998 and $2,926,109, respectively. For the three and six months ended March 31, 2021, base management fees were $1,306,231 and $2,447,758, respectively.
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
The foregoing calculations will be appropriately prorated for any period of less than three months and adjusted for any issuances or repurchases of Common Stock during a quarter. For the three and six months ended March 31, 2022, Investment Income Incentive Fees were $2,036,618 and $3,966,586, respectively. For the three and six months ended March 31, 2021, Investment Income Incentive Fees were $1,658,531 and $3,221,763, respectively.
Capital Gains Incentive Fee
In addition to the Investment Income Incentive Fee described above, the Adviser is entitled to receive a Capital Gains Incentive Fee (as defined below). The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each calendar year. The Capital Gains Incentive Fee is equal to 20% of the realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee with respect to each of the investments in the Company’s portfolio, provided, that the Capital Gains Incentive Fee determined as of December 31, 2018 was calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of the Initial Closing through the end of 2018 (the “Capital Gains Incentive Fee,” and together with the Investment Income Incentive Fee, the “Incentive Fees”). For the calendar year ended December 31, 2021, the Company incurred $1,231,906 of capital gains incentive fees under the Investment Advisory Agreement, which was paid to the Adviser during the three months ended March 31, 2022.
Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 20% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended March 31, 2022, the Company reversed previously accrued Capital Gains Incentive Fees of $871,036 and $701,498, respectively. For the three and six months ended March 31, 2021, the Company accrued Capital Gains Incentive Fees of $710,519 and $1,823,568, respectively. As of March 31, 2022 and September 30, 2021, the total accrued capital gains incentive fee liability was $1,287,059 and $3,220,463, respectively.
As of March 31, 2022 and September 30, 2021, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amounts of $4,773,673 and $6,433,876, respectively, reflecting the unpaid portion of the Base Management Fee and Incentive Fees payable to the Adviser.
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
For the three months ended March 31, 2022, the Company incurred $150,181 of expenses under the Administration Agreement, of which $118,531 was included in administrator expense and the remaining $31,650 was included in general and administrative expenses on the Consolidated Statements of Operations. For the six months ended March 31, 2022, the Company incurred $291,364 of expenses under the Administration Agreement, of which $234,215 was included in administrator expense and the remaining $57,149 was included in general and administrative expenses on the Consolidated Statements of Operations. For the three months ended March 31, 2021, the Company incurred $138,911 of expenses under the Administration Agreement, of which $117,186 was included in administrator expense and the remaining $21,725 was included in general and administrative expenses on the Consolidated Statements of Operations. For the six months ended March 31, 2021, the Company incurred $249,074 of expenses under the Administration Agreement, of which $208,142 was included in administrator expense and the remaining $40,932 was included in general and administrative expenses on the Consolidated Statements of Operations. As of March 31, 2022 and September 30, 2021, $616,613 and $1,055,391, respectively, was included in “Due to affiliates” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Financial Highlights

	Three months ended March 31, 2022	Three months ended March 31, 2021	Six months ended March 31, 2022	Six months ended March 31, 2021
Net asset value at beginning of period	$19.60	$19.59	$19.91	$19.94
Net investment income (1)	0.52	0.34	0.95	0.64
Net unrealized appreciation (depreciation) (1)	(0.29)	0.16	(0.29)	0.46
Net realized gains (losses) (1)	0.03	0.04	0.09	0.06
Distributions of net investment income to stockholders	(0.43)	(0.35)	(0.99)	(0.92)
Distributions of capital gains to stockholders	—	—	(0.24)	(0.40)
Net asset value at end of period	$19.43	$19.78	$19.43	$19.78
Total return (2)	1.31%	2.77%	3.78%	5.94%
Common stock outstanding at beginning of period	17,401,121	17,401,121	17,401,121	17,401,121
Common stock outstanding at end of period	17,401,121	17,401,121	17,401,121	17,401,121
Net assets at beginning of period	$340,980,339	$340,824,501	$346,503,209	$347,001,767
Net assets at end of period	$338,162,543	$344,199,874	$338,162,543	$344,199,874
Average net assets (3)	$341,899,324	$344,406,976	$345,094,980	$346,905,668
Ratio of net investment income to average net assets (4)	2.64%	1.72%	4.80%	3.19%
Ratio of total expenses to average net assets (4)	1.52%	1.61%	3.27%	3.15%
Ratio of portfolio turnover to average investments at fair value (4)	7.44%	8.02%	15.82%	24.38%
Weighted average outstanding debt	$273,526,760	$162,705,556	$263,986,788	$135,733,516
Average debt per share (1)	$15.72	$9.35	$15.17	$7.80
Asset coverage ratio (5)	219.08%	262.74%	219.08%	262.74%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvestment price equal to the NAV per share at the beginning of the period.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Financial results for the three and six months ended March 31, 2022 and 2021 have not been annualized for purposes of this ratio.
(5)	Based on outstanding senior securities of $284.0 million and $211.5 million as of March 31, 2022 and 2021, respectively.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of March 31, 2022 and September 30, 2021, off-balance sheet arrangements consisted of $32,312,621 and $48,497,448, respectively, of unfunded commitments to provide debt and equity financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

	March 31, 2022	September 30, 2021
Athenex, Inc.	$6,242,124	$6,242,124
Marinus Pharmaceuticals, Inc.	2,810,800	4,497,280
Latam Airlines Group S.A.	2,568,117	1,883,102
BAART Programs, Inc.	2,404,578	1,087,000
NeuAG, LLC	1,551,000	1,551,000
Innocoll Pharmaceuticals Limited	1,509,774	—
RumbleOn, Inc.	1,165,476	3,939,637
Pluralsight, LLC	1,057,932	1,057,932
Accupac, Inc.	1,027,813	913,612
PFNY Holdings, LLC	901,005	—
Mesoblast, Inc.	852,520	—
Mindbody, Inc.	761,905	761,905
CorEvitas, LLC	669,000	1,181,433
Thrasio, LLC	666,700	666,700
Dialyze Holdings, LLC	630,750	630,750
OTG Management, LLC	610,476	610,476
PRGX Global, Inc.	609,399	609,399
MHE Intermediate Holdings, LLC	569,286	866,429
Liquid Environmental Solutions Corporation	557,926	—
Relativity ODA LLC	543,700	543,700
Telestream Holdings Corporation	501,000	360,720
Acquia Inc.	468,601	431,113
MRI Software LLC	461,191	693,399
Tahoe Bidco B.V.	420,825	—
LSL Holdco, LLC	410,278	—
Berner Food & Beverage, LLC	403,902	598,373
ASP-R-PAC Acquisition Co LLC	395,957	—
Assembled Brands Capital LLC	381,655	2,690,942
Kings Buyer, LLC	289,831	—
Apptio, Inc.	276,923	276,923
Thermacell Repellents, Inc.	229,167	833,333
Digital.AI Software Holdings, Inc.	189,355	236,693
109 Montgomery Owner LLC	166,435	226,821
The Avery	7,220	466,977
Coty Inc.	—	6,352,000
Gulf Operating, LLC	—	3,470,000
Sunland Asphalt & Construction, LLC	—	1,767,564
SumUp Holdings Luxembourg S.À.R.L.	—	1,406,325
Olaplex, Inc.	—	1,026,000
SIO2 Medical Products, Inc.	—	617,786
	$32,312,621	$48,497,448

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement ("ISDA Master Agreement") with its derivative counterparty, The Bank of New York Mellon. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of March 31, 2022, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's foreign currency forward contracts.
Net unrealized gains or losses on foreign currency forward contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on foreign currency forward contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Foreign currency forward contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of March 31, 2022.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$14,546,300	€12,710,431	5/12/2022	$385,532	$—	Derivative asset
Foreign currency forward contract	$17,014,400	£12,568,533	5/12/2022	$469,675	$—	Derivative asset
				$855,207	$—
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2021.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$13,551,234	€11,534,208	11/12/2021	$173,075	$—	Derivative asset
Foreign currency forward contract	$17,392,336	£12,568,533	11/12/2021	$444,929	$—	Derivative asset
				$618,004	$—

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three months ended March 31, 2022, except as discussed below.

Distribution Declaration
On May 6, 2022, the Company's Board of Directors approved a quarterly distribution of $0.44 per share, payable in cash on June 30, 2022 to the Company's stockholders of record as of the close of business on June 15, 2022.

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
•the timing of cash flows, if any, from the operations of our portfolio companies; and
•the impact of the COVID-19 pandemic and the conflict between Russia and Ukraine on all of the foregoing.
In addition, words such as “anticipate,” “believe,” “expect,” “seek,” “plan,” “should,” “estimate,” “project” and “intend” indicate forward-looking statements, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2021 and in this quarterly report on Form 10-Q and elsewhere in this quarterly report on Form 10-Q.
Other factors that could cause actual results to differ materially include:
•changes or potential disruptions in our operations, the economy, financial markets or political environment;
•risks associated with possible disruption in our operations, the operations of our portfolio companies or the economy generally due to terrorism, war or other geopolitical conflict (including the current conflict between Russia and Ukraine), natural disasters or the COVID-19 pandemic;
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
We conducted private offerings (each, a “Private Offering”) of shares of our common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each Closing of a Private Offering, each investor participating in that closing made a capital commitment (each, a “Capital Commitment") to purchase our Common Stock pursuant to a subscription agreement entered into with us in connection with its Capital Commitment (“Subscription Agreement”). Investors were required to fund drawdowns to purchase our Common Stock up to the amount of their respective Capital Commitments on an as-needed basis with a minimum of ten calendar days' prior notice (excluding the initial drawdown for each investor). The initial closing of a Private Offering occurred on August 6, 2018 (the “Initial Closing”). We commenced our loan origination and investment activities shortly after our initial capital drawdown from our non-affiliated investors (the "Initial Drawdown"). The proceeds from the Initial Drawdown provided us with the necessary seed capital to commence operations. As of March 31, 2022, we completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.
Business Environment and Developments
Global financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, rising interest rates, the current conflict in Ukraine and the ongoing uncertainty related to the COVID-19 pandemic have weighed on market participants. The current conflict in Ukraine and the ongoing uncertainty related to the COVID-19 pandemic have created significant disruptions in supply chains and economic activity and have had a particularly adverse impact on certain companies in the energy, raw materials, transportation, hospitality, tourism and entertainment industries, among others. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.

We are unable to predict the full effects of these macroeconomic events or how long any further market disruptions or volatility might last. We continue to closely monitor the impact these events have on our business, industry and portfolio companies and will seek to provide constructive solutions where necessary.

Against this uncertain macroeconomic backdrop, we believe attractive risk-adjusted returns can be achieved by making loans to middle market companies that typically possess resilient business models with strong underlying fundamentals. Given the breadth of the investment platform and decades of credit investing experience of Oaktree and its affiliates, we believe that we have the resources and experience to source, diligence and structure investments in these companies and are well placed to generate attractive returns for investors.

As of March 31, 2022, 92.1% of our debt investment portfolio (at fair value) and 92.1% of our debt investment portfolio (at cost) bore interest at floating rates. Most of our floating rate loans are indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. Certain loans are also indexed to the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury Securities, or the Sterling Overnight Index Average ("SONIA"), an alternative reference rate that is based on transactions. In July 2017, the head of the United Kingdom Financial Conduct Authority (the "FCA") announced the desire to phase out the use of LIBOR by the end of 2021. However, in March 2021 the FCA announced that most U.S. dollar LIBOR would continue to be published through June 30, 2023 effectively extending the LIBOR transition period to June 30, 2023. The FCA no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with SOFR. Although there have been issuances utilizing SOFR or SONIA, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.
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
As of March 31, 2022, we held $596,409,095 of investments at fair value, up from $575,429,432 held at September 30, 2021, primarily due to new investment purchases during the six months ended March 31, 2022.
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
As of each of March 31, 2022 and September 30, 2021, there were no investments on non-accrual status.

Portfolio Composition
As of March 31, 2022, the fair value of our investment portfolio was $596.4 million and was comprised of investments in 113 portfolio companies. As of September 30, 2021, the fair value of our investment portfolio was $575.4 million and was comprised of investments in 108 portfolio companies.
As of March 31, 2022 and September 30, 2021, our investment portfolio consisted of the following:

	March 31, 2022	September 30, 2021
Cost:
Senior Secured Debt	97.60%	97.57%
Preferred Equity	1.74%	1.28%
Common Equity & Warrants	0.49%	0.46%
Subordinated Debt	0.17%	0.69%
Total	100.00%	100.00%

	March 31, 2022	September 30, 2021
Fair Value:
Senior Secured Debt	97.20%	97.30%
Preferred Equity	2.04%	1.49%
Common Equity & Warrants	0.59%	0.53%
Subordinated Debt	0.17%	0.68%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	March 31, 2022	September 30, 2021
Fair Value:
Application Software	19.27%	18.42%
Pharmaceuticals	5.59%	6.08%
Biotechnology	4.12%	5.65%
Industrial Machinery	3.99%	3.65%
Construction & Engineering	3.61%	3.63%
Internet & Direct Marketing Retail	3.06%	3.08%
Health Care Services	3.02%	2.73%
Fertilizers & Agricultural Chemicals	2.99%	3.18%
Personal Products	2.89%	5.11%
Aerospace & Defense	2.78%	2.81%
Data Processing & Outsourced Services	2.60%	2.74%
Insurance Brokers	2.43%	2.57%
Health Care Supplies	2.33%	1.42%
Automotive Retail	2.27%	1.85%
Internet Services & Infrastructure	2.25%	2.12%
Health Care Technology	2.20%	0.98%
Home Improvement Retail	1.90%	1.98%
Airport Services	1.71%	1.75%
Integrated Telecommunication Services	1.67%	1.90%
Distributors	1.62%	—%
Leisure Products	1.61%	1.41%
Metal & Glass Containers	1.51%	0.97%
Health Care Distributors	1.50%	0.84%
Real Estate Services	1.45%	1.52%
Cable & Satellite	1.44%	1.57%
Oil & Gas Storage & Transportation	1.43%	1.52%
Soft Drinks	1.37%	1.40%
Movies & Entertainment	1.31%	1.37%
Other Diversified Financial Services	1.25%	1.11%
Electrical Components & Equipment	1.18%	1.26%
Leisure Facilities	1.18%	0.77%
Airlines	1.12%	0.74%
Oil & Gas Refining & Marketing	1.05%	1.35%
Real Estate Operating Companies	0.95%	1.24%
IT Consulting & Other Services	0.93%	1.00%
Home Furnishings	0.80%	0.83%
Specialized Finance	0.79%	0.80%
Diversified Support Services	0.79%	0.77%
Environmental & Facilities Services	0.78%	—%
Communications Equipment	0.75%	0.83%
Health Care Equipment	0.74%	0.76%
Interactive Media & Services	0.65%	0.70%
Restaurants	0.56%	0.59%
Paper Packaging	0.55%	—%
Consumer Finance	0.38%	—%
Electric Utilities	0.29%	0.27%
Research & Consulting Services	0.28%	0.42%
Food Distributors	0.24%	0.26%
Air Freight & Logistics	0.19%	—%
Diversified Banks	0.19%	0.20%
Housewares & Specialties	0.19%	0.12%
Construction Materials	0.13%	0.15%
Specialty Chemicals	0.12%	0.13%
Independent Power Producers & Energy Traders	—%	1.31%
Managed Health Care	—%	0.68%
Thrifts & Mortgage Finance	—%	0.67%
Forest Products	—%	0.34%
Electronic Components	—%	0.24%
Alternative Carriers	—%	0.17%
Food Retail	—%	0.04%
Total	100.00%	100.00%

The table below describes investments by geographic composition at fair value as a percentage of total investments:

	March 31, 2022	September 30, 2021
Fair Value:
United States	86.69%	86.07%
United Kingdom	5.85%	5.97%
Switzerland	1.87%	2.22%
Australia	1.31%	1.37%
Iceland	1.27%	1.19%
Luxembourg	1.24%	1.70%
Chile	1.12%	0.74%
Singapore	0.65%	0.70%
Canada	—%	0.04%
Total	100.00%	100.00%

See the Schedule of Investments as of March 31, 2022 and September 30, 2021 in our consolidated financial statements in Part I, Item 1, of this Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of the three and six months ended March 31, 2022 and March 31, 2021
Investment Income
Total investment income for the three months ended March 31, 2022 was $14,206,560 and consisted of $13,737,457 of interest income primarily from portfolio investments (including $932,986 of PIK interest income) and $469,103 of fee income. Total investment income for the three months ended March 31, 2021 was 11,472,070 and consisted of $10,638,948 of interest income primarily from portfolio investments (including $1,059,795 of PIK interest income) and $833,122 of fee income. The increase in total investment income, as compared to the prior year comparative quarter, was due to a $3,098,509 increase in interest income, which was due to a larger investment portfolio, increased accretion of OID and a higher yield on investments, partially offset by a $364,019 decrease in fee income primarily due to lower prepayment fees during the quarter.
Total investment income for the six months ended March 31, 2022 was $27,836,300 and consisted of $27,123,295 of interest income primarily from portfolio investments (including $1,890,858 of PIK interest income) and $713,005 of fee income. Total investment income for the six months ended March 31, 2021 was $21,975,062 and consisted of $19,871,057 of interest income primarily from portfolio investments (including $1,896,553 of PIK interest income) and $2,104,005 of fee income. The increase in total investment income, as compared to the prior year comparative period, was due to a $7,252,238 increase in interest income, which was due to a larger investment portfolio, increased accretion of OID and a higher yield on investments, partially offset by a $1,391,000 decrease in fee income primarily due to lower prepayment fees during the six month period. Based on fair value as of March 31, 2022, the weighted average yield on our debt investments was 8.7%, compared to 8.1% as of March 31, 2021.

Expenses
Total expenses for the three months ended March 31, 2022 and March 31, 2021 were $5,189,041 and $5,548,466, respectively. The decrease in total expenses for the three months ended March 31, 2022, as compared to the prior year comparative quarter, was primarily due to a $1,581,555 decrease in accrued capital gains incentive fees as a result of a reversal of previously accrued capital gains incentive fees driven by unrealized losses during the current quarter, partially offset by (1) an increase in the size of our investment portfolio as compared to the prior year comparative quarter, which drove a $143,767 increase in base management fees and a $720,534 increase in interest expense as leverage increased, and (2) an increase in total investment income which resulted in a $378,087 increase in investment income incentive fees.
Total expenses for the six months ended March 31, 2022 and March 31, 2021 were $11,268,446 and $10,911,576, respectively. The increase in total expenses for the six months ended March 31, 2022, as compared to the prior year comparative period, was primarily due to (1) an increase in the size of our investment portfolio as compared to the prior year comparative period, which drove a $478,351 increase in base management fees and a $1,590,221 increase in interest expense as leverage increased, and (2) an increase in total investment income which resulted in a $744,823 increase in investment income incentive fees, partially offset by a $2,525,066 decrease in accrued capital gains incentive fees as a result of a reversal of previously accrued capital gains incentive fees driven by unrealized losses during the current period.

	Three months ended March 31, 2022	Three months ended March 31, 2021	Six months ended March 31, 2022	Six months ended March 31, 2021
Expenses:
Base management fee	$1,449,998	$1,306,231	$2,926,109	$2,447,758
Investment income incentive fee	2,036,618	1,658,531	3,966,586	3,221,763
Capital gains incentive fee	(871,036)	710,519	(701,498)	1,823,568
Professional fees	221,486	196,033	549,620	483,762
Directors fees	38,750	38,750	77,500	77,500
Interest expense	2,059,826	1,339,292	3,807,469	2,217,248
Administrator expense	118,531	117,186	234,215	208,142
General and administrative expenses	134,868	181,924	408,445	431,835
Total expenses	$5,189,041	$5,548,466	$11,268,446	$10,911,576
Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation was $4,790,853 for the three months ended March 31, 2022, primarily due to unrealized depreciation across various investments in the portfolio, partially offset by unrealized appreciation on foreign currency forward contracts. Net unrealized appreciation was $2,806,298 for the three months ended March 31, 2021, primarily driven by unrealized appreciation across various investments in the portfolio and unrealized appreciation on foreign currency forward contracts.
Net unrealized depreciation was $5,029,574 for the six months ended March 31, 2022, primarily due to unrealized depreciation across various investments in the portfolio, partially offset by unrealized appreciation on foreign currency forward contracts. Net unrealized appreciation was $7,991,652 for the six months ended March 31, 2021, primarily driven by unrealized appreciation across various investments in the portfolio and unrealized appreciation on foreign currency forward contracts.
Net Realized Gains (Losses)
Net realized gains were $439,361 and $741,081 for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, net realized gains were primarily due to realized gains resulting from exits of various investments in the portfolio and realized gains on foreign currency forward contracts. For the three months ended March 31, 2021, net realized gains were primarily due to realized gains resulting from exits of various investments in the portfolio, partially offset by realized losses on foreign currency forward contracts. Net realized gains were $1,512,359 and $1,125,685 for the six months ended March 31, 2022 and 2021, respectively. For the six months ended March 31, 2022, net realized gains were primarily due to realized gains on foreign currency forward contracts and realized gains resulting from exits of various investments in the portfolio. For the six months ended March 31, 2021, net realized gains were primarily due to realized gains resulting from exits of various investments in the portfolio, partially offset by realized losses on foreign currency forward contracts.

Financial Condition, Liquidity and Capital Resources
We generate cash from (1) cash flows from operations, including earnings on investments, as well as interest earned from the temporary investment of cash in cash-equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, and (2) borrowings from banks and issuances of senior securities.
Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including our expenses, the Management Fee and the Incentive Fee), (3) debt service of borrowings under our credit facilities and secured borrowings, and (4) cash distributions to the stockholders.
For the six months ended March 31, 2022, we experienced a net increase in cash and cash equivalents and restricted cash of $4,002,186. During that period, $2,667,568 of cash was provided by operating activities, primarily consisting of cash proceeds from the sales and repayments of investments, a net decrease in net receivables from unsettled transactions and cash provided by net investment income, partially offset by cash used to fund new investments. During the same period, cash provided by financing activities was $1,596,982, primarily consisting of $23,000,000 of net borrowings under our credit facilities, partially offset by distributions to stockholders of $21,403,377.
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

As of March 31, 2022, we had $27,575,201 of cash and cash equivalents (including $6,943,543 of restricted cash), portfolio investments (at fair value) of $596,409,095, $2,717,428 of interest receivable, $274,000,000 of borrowings outstanding under our credit facilities, $9,969,784 of secured borrowings and $169,232 of net receivables from unsettled transactions.
As of September 30, 2021, we had $23,573,015 of cash and cash equivalents (including $4,317,968 of restricted cash), portfolio investments (at fair value) of $575,429,432, $3,196,194 of interest receivable, $251,000,000 of borrowings outstanding under our credit facilities, $9,969,425 of secured borrowings and $11,349,581 of receivables from unsettled transactions.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2022 and September 30, 2021, off-balance sheet arrangements consisted of $32,312,621 and $48,497,448, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
As of March 31, 2022, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to take advantage of market opportunities in the current economic climate.
Contractual Obligations

	Debt Outstanding as of September 30, 2021	Debt Outstanding as of March 31, 2022	Weighted average debt outstanding for the six months ended March 31, 2022	Maximum debt outstanding for the six months ended March 31, 2022
Citibank Facility	$200,000,000	$231,000,000	$214,890,109	$231,000,000
CNB-2 Facility	51,000,000	43,000,000	39,412,088	51,000,000
Secured Borrowings	9,969,425	9,969,784	9,684,591	9,969,784
Total debt	$260,969,425	$283,969,784	$263,986,788

	Payments due by period as of March 31, 2022
	Total	< 1 year	1-3 years	3-5 years
CNB-2 Facility	$43,000,000	$—	$43,000,000	$—
Interest due on CNB-2 Facility	1,409,281	1,182,500	226,781	—
Citibank Facility	231,000,000	—	231,000,000	—
Interest due on Citibank Facility	19,599,415	6,931,964	12,667,451	—
Secured borrowings	9,969,784	9,969,784	—	—
Interest due on secured borrowings	72,464	72,464	—	—
Total	$305,050,944	$18,156,712	$286,894,232	$—
Equity Activity
As of March 31, 2022 and September 30, 2021, we completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.

We have the authority under our organizational documents to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for our Common Stock through March 31, 2022:

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
Leverage
On July 9, 2018, our sole stockholder approved our becoming subject to a minimum asset coverage ratio of 150% as set forth in Section 61(a)(2) of the Investment Company Act. As a result of this approval, we are permitted to borrow amounts so long as our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2022, our asset coverage ratio, as defined in the Investment Company Act, was 219.1%, and senior securities outstanding were $284.0 million.
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

As of March 31, 2022 and September 30, 2021, we had $43.0 million and $51.0 million, respectively, outstanding under the CNB-2 Facility. For the six months ended March 31, 2022 and 2021, our borrowings under the CNB-2 Facility bore interest at a weighted average interest rate of 2.75% and 3.18%, respectively. For the three and six months ended March 31, 2022, we recorded interest expense (inclusive of fees) of $338,084 and $674,364, respectively, related to the CNB-2 Facility. For the three and six months ended March 31, 2021, we recorded interest expense (inclusive of fees) of $362,997 and $538,258, respectively, related to the CNB-2 Facility.
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
As of March 31, 2022 and September 30, 2021, we had $231.0 million and $200.0 million, respectively, outstanding under the Citibank Facility. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.39% and 2.37% for the six months ended March 31, 2022 and 2021, respectively. For the three and six months ended March 31, 2022, we recorded interest expense (inclusive of fees) of $1,584,850 and $2,929,533, respectively, related to the Citibank Facility. For the three and six months ended March 31, 2021, the Company recorded interest expense (inclusive of fees) of $936,954 and $1,639,649, respectively, related to the Citibank Facility.
Secured Borrowings
As of March 31, 2022, we had $10.0 million of secured borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 120 days of the trade date. Our secured borrowings bore interest at a weighted average rate of 3.32% for the six months ended March 31, 2022. We recorded $136,892 and $203,572 of interest expense in connection with secured borrowings for the three and six months ended March 31, 2022, respectively.
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

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2021	61.6%	34.5%

The following table reflects the distributions per share that we have paid on our common stock during the six months ended March 31, 2022:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	December 15, 2021	December 28, 2021	$0.42	$7,308,472
Special	December 15, 2021	December 28, 2021	0.38	6,612,424
Quarterly	March 15, 2022	March 28, 2022	0.43	7,482,481
			$1.23	$21,403,377

The following table reflects the distributions per share that the Company has paid on its common stock during the six months ended March 31, 2021:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	December 15, 2020	December 31, 2020	$0.35	$6,090,393
Special	December 15, 2020	December 31, 2020	0.62	10,788,696
Quarterly	March 15, 2021	March 26, 2021	0.35	6,090,393
			$1.32	$22,969,482
Related Party Transactions
We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator, an affiliate of the Adviser. The Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and is a subsidiary of Oaktree Capital Group, LLC.
Recent Developments
Distribution Declaration
On May 6, 2022, our Board of Directors approved a quarterly distribution of $0.44 per share, payable in cash on June 30, 2022 to our stockholders of record as of the close of business on June 15, 2022.

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
As of March 31, 2022, 92.1% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of March 31, 2022 and September 30, 2021 was as follows:

	March 31, 2022		September 30, 2021
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$38,458,413	7.19%	$48,594,490	9.30%
>0% and <1%	135,127,412	25.27	97,766,063	18.72
1%	340,035,163	63.58	355,262,700	68.02
>1%	21,158,070	3.96	20,656,619	3.96
Total	$534,779,058	100.00%	$522,279,872	100.00%

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2022, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase (decrease) in net assets resulting from operations
250	$13,226,805	$(6,850,000)	$6,376,805
200	10,540,870	(5,480,000)	5,060,870
150	7,890,827	(4,110,000)	3,780,827
100	5,247,296	(2,740,000)	2,507,296
50	2,681,679	(1,370,000)	1,311,679

The net effect of any decrease in interest rates is limited and would not be of significance due to interest rate floors on investments and borrowings outstanding.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily most of the floating rate loans is indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of March 31, 2022 and September 30, 2021:

	March 31, 2022		September 30, 2021
	Debt Investments	Borrowings	Debt Investments	Borrowings
Prime rate	$—	$—	$1,097,727	$—
LIBOR:
30 day	133,641,955	43,000,000	135,281,414	51,000,000
60 day	—	—	—	—
90 day	250,480,994	231,000,000	259,893,962	200,000,000
180 day	94,046,315	—	79,023,702	—
360 day	11,140,172	—	20,074,643	—
EURIBOR:
30 day	5,726,810	—	5,965,116	—
90 day	7,588,273	—	7,904,039	—
180 day	1,171,322	—	5,428,096	—
SOFR	23,553,784	—	—	—
SONIA	18,804,111	—	—	—
UK LIBOR:
30 day	—	—	4,213,594	—
180 day	—	—	13,466,173	—
Fixed rate	46,243,426	9,969,784	42,102,695	9,969,425
Total	$592,397,162	$283,969,784	$574,451,161	$260,969,425

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

We are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2021.
Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. We do not currently have investments in companies headquartered or that operate primarily in Russia or Ukraine. However, businesses in the United States and globally have experienced shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine military conflict on the global economy, all of which could have an indirect impact on our portfolio companies. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business, financial condition and results of operations and that of our portfolio companies. In addition, the effects of the ongoing conflict could heighten many of our known risks described in the Company's Annual Report on Form 10-K for the year ended September 30, 2021.
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
Date: May 10, 2022