Form 10-Q
period 2022-06-30
Oaktree Strategic Income II, Inc.
filed 2022-08-09
CIK 1744179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    YES  ☐     NO  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2022
Common stock, $0.001 par value	17,401,121

OAKTREE STRATEGIC INCOME II, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Assets and Liabilities

	June 30, 2022 (unaudited)	September 30, 2021
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost June 30, 2022: $580,967,818; cost September 30, 2021: $568,303,425)	$566,675,653	$575,429,432
Cash and cash equivalents	21,175,177	19,255,047
Restricted cash	9,815,519	4,317,968
Interest receivable	2,673,301	3,196,194
Receivables from unsettled transactions	1,833,059	11,349,581
Deferred financing costs	1,391,387	1,915,573
Derivative asset at fair value	352,041	618,004
Other assets	279,586	364,450
Total assets	$604,195,723	$616,446,249
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$401,252	$482,680
Base management fee and incentive fees payable	3,213,805	6,433,876
Due to affiliates	576,181	1,055,391
Interest payable	1,817,853	884,294
Payables from unsettled transactions	3,035,689	—
Director fees payable	12,500	—
Deferred tax liability	56,780	117,374
Secured borrowings	5,802,122	9,969,425
Credit facilities payable	264,000,000	251,000,000
Total liabilities	278,916,182	269,943,040
Commitments and contingencies (Note 11)
Net assets:
Common stock, $0.001 par value per share, 250,000,000 shares authorized; 17,401,121 shares issued and outstanding at June 30, 2022 and September 30, 2021	17,401	17,401
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized; none issued and outstanding at June 30, 2022 and September 30, 2021	—	—
Additional paid-in-capital	337,337,998	337,337,998
Accumulated distributable earnings (loss)	(12,075,858)	9,147,810
Total net assets (equivalent to $18.69 and $19.91 per common share at June 30, 2022 and September 30, 2021, respectively) (Note 10)	325,279,541	346,503,209
Total liabilities and net assets	$604,195,723	$616,446,249
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months ended June 30, 2022	Three months ended June 30, 2021	Nine months ended June 30, 2022	Nine months ended June 30, 2021
Interest income:
Non-control/Non-affiliate investments	$11,924,554	$11,410,618	$37,157,203	$29,385,238
Interest on cash and cash equivalents	5,575	(17)	5,363	(133)
Total interest income	11,930,129	11,410,601	37,162,566	29,385,105
PIK interest income:
Non-control/Non-affiliate investments	1,120,082	1,063,850	3,010,940	2,960,403
Total PIK interest income	1,120,082	1,063,850	3,010,940	2,960,403
Fee income:
Non-control/Non-affiliate investments	558,320	1,927,862	1,271,325	4,031,867
Total fee income	558,320	1,927,862	1,271,325	4,031,867
Dividend income:
Non-control/Non-affiliate investments	24,712	—	24,712	—
Total dividend income	24,712	—	24,712	—
Total investment income	13,633,243	14,402,313	41,469,543	36,377,375
Expenses:
Base management fee	1,363,619	1,398,118	4,289,728	3,845,876
Investment income incentive fee	1,850,189	2,149,705	5,816,775	5,371,468
Capital gains incentive fee	(1,287,059)	96,473	(1,988,557)	1,920,041
Professional fees	252,017	257,669	801,637	741,431
Director fees	38,750	38,750	116,250	116,250
Interest expense	2,399,380	1,630,614	6,206,849	3,847,862
Administrator expense	108,141	105,792	342,356	313,934
General and administrative expenses	220,393	212,813	628,838	644,648
Total expenses	4,945,430	5,889,934	16,213,876	16,801,510
Net investment income	8,687,813	8,512,379	25,255,667	19,575,865
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(16,185,425)	(492,162)	(21,452,202)	6,488,932
Foreign currency forward contracts	(503,166)	394,129	(265,963)	1,404,687
Net unrealized appreciation (depreciation)	(16,688,591)	(98,033)	(21,718,165)	7,893,619
Realized gains (losses):
Non-control/Non-affiliate investments	49,005	963,603	495,035	3,630,619
Foreign currency forward contracts	2,681,434	(267,789)	3,747,763	(1,809,120)
Net realized gains (losses)	2,730,439	695,814	4,242,798	1,821,499
Provision for income tax (expense) benefit	43,831	(104,025)	55,903	(117,259)
Net realized and unrealized gains (losses), net of taxes	(13,914,321)	493,756	(17,419,464)	9,597,859
Net increase (decrease) in net assets resulting from operations	$(5,226,508)	$9,006,135	$7,836,203	$29,173,724
Net investment income per common share — basic and diluted	$0.50	$0.49	$1.45	$1.12
Earnings (loss) per common share — basic and diluted (Note 5)	$(0.30)	$0.52	$0.45	$1.68
Weighted average common shares outstanding — basic and diluted	17,401,121	17,401,121	17,401,121	17,401,121

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)

	Three months ended June 30, 2022	Three months ended June 30, 2021	Nine months ended June 30, 2022	Nine months ended June 30, 2021
Operations:
Net investment income	$8,687,813	$8,512,379	$25,255,667	$19,575,865
Net unrealized appreciation (depreciation)	(16,688,591)	(98,033)	(21,718,165)	7,893,619
Net realized gains (losses)	2,730,439	695,814	4,242,798	1,821,499
Provision for income tax (expense) benefit	43,831	(104,025)	55,903	(117,259)
Net increase (decrease) in net assets resulting from operations	(5,226,508)	9,006,135	7,836,203	29,173,724
Capital share transactions:
Distributions to stockholders	(7,656,494)	(6,960,449)	(29,059,871)	(29,929,931)
Net increase (decrease) in net assets from capital share transactions	(7,656,494)	(6,960,449)	(29,059,871)	(29,929,931)
Total increase (decrease) in net assets	(12,883,002)	2,045,686	(21,223,668)	(756,207)
Net assets at beginning of period	338,162,543	344,199,874	346,503,209	347,001,767
Net assets at end of period	$325,279,541	$346,245,560	$325,279,541	$346,245,560
Net asset value per common share	$18.69	$19.90	$18.69	$19.90
Common shares outstanding at end of period	17,401,121	17,401,121	17,401,121	17,401,121

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended June 30, 2022	Nine months ended June 30, 2021
Operating activities:
Net increase (decrease) in net assets resulting from operations	$7,836,203	$29,173,724
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	21,718,165	(7,893,619)
Net realized (gains) losses	(4,242,798)	(1,821,499)
PIK interest income	(3,010,940)	(2,960,403)
Accretion of original issue discount on investments	(3,999,618)	(3,626,166)
Amortization of deferred financing costs	524,186	456,987
Deferred taxes	(60,594)	104,706
Purchases of investments	(135,289,634)	(278,278,107)
Proceeds from sales and repayments of investments	134,529,728	180,298,197
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	128,022	(949,787)
(Increase) decrease in receivables from unsettled transactions	9,516,522	(2,384,628)
(Increase) decrease in other assets	84,864	314,674
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(81,428)	(434,942)
Increase (decrease) in base management fee and incentive fees payable	(3,220,071)	2,189,637
Increase (decrease) in due to affiliates	(479,210)	364,803
Increase (decrease) in interest payable	933,559	560,802
Increase (decrease) in payables from unsettled transactions	3,035,689	778,680
Increase (decrease) in director fees payable	12,500	—
Net cash provided by (used in) operating activities	27,935,145	(84,106,941)
Financing activities:
Distributions paid in cash	(29,059,871)	(29,929,931)
Borrowings under the credit facilities	54,000,000	108,000,000
Repayments of borrowings under the credit facilities	(41,000,000)	(10,000,000)
Proceeds from secured borrowings	15,771,906	10,000,000
Repayments of secured borrowings	(19,939,209)	—
Deferred financing costs paid	—	(805,202)
Net cash provided by (used in) financing activities	(20,227,174)	77,264,867
Effect of exchange rate changes on foreign currency	(290,290)	(408,888)
Net increase (decrease) in cash and cash equivalents and restricted cash	7,417,681	(7,250,962)
Cash and cash equivalents and restricted cash, beginning of period	23,573,015	31,016,086
Cash and cash equivalents and restricted cash, end of period	$30,990,696	$23,765,124
Supplemental information:
Cash paid for interest	$4,749,104	$2,830,073
Non-cash financing activities:
Accrued deferred financing costs	$—	$73,487

Reconciliation to the Consolidated Statement of Assets and Liabilities	June 30, 2022	September 30, 2021
Cash and cash equivalents	$21,175,177	$19,255,047
Restricted cash	9,815,519	4,317,968
Total cash and cash equivalents and restricted cash	$30,990,696	$23,573,015
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2022
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments						(7)
109 Montgomery Owner LLC		Real Estate Operating Companies
First Lien Term Loan, LIBOR+7.00% cash due 2/2/2023	8.33%		$527,084	$522,929	$558,106	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 2/2/2023			—	(12,807)	7,309	(5)(8)(9)
				510,122	565,415
A.T. Holdings II SÀRL		Biotechnology
First Lien Term Loan, 9.50% PIK due 12/22/2022			11,447,137	11,420,464	11,475,755	(8)(10)
				11,420,464	11,475,755
Accupac, Inc.		Personal Products
First Lien Term Loan, SOFR+5.50% cash due 1/16/2026	7.59%		4,479,233	4,432,903	4,468,035	(5)(8)
First Lien Delayed Draw Term Loan, SOFR+5.50% cash due 1/16/2026			—	—	(2,141)	(5)(8)(9)
First Lien Revolver, SOFR+5.50% cash due 1/16/2026	7.59%		25,492	19,586	24,065	(5)(8)(9)
				4,452,489	4,489,959
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	8.12%		4,381,994	4,333,187	4,360,085	(5)(8)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025	9.08%		56,232	50,875	53,889	(5)(8)(9)
				4,384,062	4,413,974
ADB Companies, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.25% cash due 12/18/2025	8.50%		8,362,365	8,223,688	8,224,386	(5)(8)
				8,223,688	8,224,386
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.25%		€5,147,000	5,644,386	4,923,552	(5)(8)(10)
				5,644,386	4,923,552
AIP RD Buyer Corp.		Distributors
Second Lien Term Loan, SOFR+7.75% cash due 12/23/2029	9.35%		$3,459,000	3,394,321	3,331,017	(5)(8)
3,460 Common Units in RD Holding LP				324,727	310,881	(8)
				3,719,048	3,641,898
Alvogen Pharma US, Inc.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% cash due 12/31/2023	7.50%		4,889,596	4,708,121	4,319,959	(5)
				4,708,121	4,319,959
Alvotech Holdings S.A.		Biotechnology
Tranche A Fixed Rate Bond 10.00% cash due 6/24/2025			3,109,198	3,515,170	3,565,356	(8)(10)
Tranche B Fixed Rate Bond 10.00% cash due 6/24/2025			2,909,948	3,296,570	3,336,873	(8)(10)
79,437 Common Shares in Alvotech SA				722,763	652,178	(10)(11)
16,860 Seller Earn Out Shares in Alvotech SA				60,045	41,813	(8)(10)(11)
				7,594,548	7,596,220
American Auto Auction Group, LLC		Consumer Finance
Second Lien Term Loan, SOFR+8.75% cash due 1/2/2029	10.80%		2,288,000	2,244,785	2,219,360	(5)(8)
				2,244,785	2,219,360
American Tire Distributors, Inc.		Distributors
First Lien Term Loan, LIBOR+6.25% cash due 10/20/2028	7.00%		5,993,978	5,919,053	5,682,291	(5)
				5,919,053	5,682,291
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	5.92%		8,015,500	7,776,126	7,821,765	(5)(8)(10)
				7,776,126	7,821,765
Anastasia Parent, LLC		Personal Products
First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	6.00%		1,005,452	791,605	806,750	(5)
				791,605	806,750

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2022
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Ankura Consulting Group LLC		Research & Consulting Services
Second Lien Term Loan, LIBOR+8.00% cash due 3/19/2029	9.18%		$1,707,376	$1,681,765	$1,536,638	(5)(8)
				1,681,765	1,536,638
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+6.00% cash due 1/10/2025	7.25%		7,129,297	7,068,270	6,968,175	(5)(8)
First Lien Revolver, LIBOR+6.00% cash due 1/10/2025	7.25%		184,615	180,724	174,184	(5)(8)(9)
				7,248,994	7,142,359
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+7.00% cash due 7/14/2026	8.00%		€1,052,732	1,176,661	1,100,579	(5)(8)(10)
First Lien Term Loan, SONIA+7.00% cash due 7/14/2026	8.19%		£9,987,149	12,501,398	12,128,893	(5)(8)(10)
				13,678,059	13,229,472
ASP-R-PAC Acquisition Co LLC		Paper Packaging
First Lien Term Loan, LIBOR+6.00% cash due 12/29/2027	7.67%		$3,317,728	3,256,946	3,238,102	(5)(8)(10)
First Lien Revolver, LIBOR+6.00% cash due 12/29/2027			—	(7,254)	(9,503)	(5)(8)(9)(10)
				3,249,692	3,228,599
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.75% cash due 10/17/2023	9.00%		2,353,872	2,353,872	2,300,538	(5)(8)(9)
174,131 Class A Units				82,713	60,946	(8)
100,285 Preferred Units, 6%				110,285	130,136	(8)
7,621 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(8)
				2,546,870	2,491,620
Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	6.92%		904,942	833,056	646,065	(5)
				833,056	646,065
Astra Acquisition Corp.		Application Software
First Lien Term Loan, LIBOR+5.25% cash due 10/25/2028	6.92%		4,326,462	4,215,252	3,782,041	(5)
				4,215,252	3,782,041
athenahealth Group Inc.		Health Care Technology
2,888 Shares of Series A Preferred Stock in Minerva Holdco, Inc., 10.75%				2,830,529	2,658,288	(8)
				2,830,529	2,658,288
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			4,785,629	4,653,759	4,665,989	(8)(10)
First Lien Delayed Draw Term Loan, 11.00% cash due 6/19/2026			—	(86,693)	(156,053)	(8)(9)(10)
First Lien Revenue Interest Financing Term Loan due 5/31/2031			2,348,000	2,334,697	2,334,697	(5)(8)(10)
97,205 Common Stock Warrants (exercise price $0.4955) expiration date 6/19/2027				334,386	12,636	(8)(10)
				7,236,149	6,857,269
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	7.63%		7,331,250	7,213,913	6,957,356	(5)(8)(10)
				7,213,913	6,957,356
The Avery		Real Estate Operating Companies
First Lien Term Loan in T8 Urban Condo Owner, LLC, LIBOR+7.30% cash due 2/17/2023	9.09%		4,006,593	3,993,721	4,048,392	(5)(8)
Subordinated Debt in T8 Senior Mezz LLC, LIBOR+12.50% cash due 2/17/2023	14.53%		967,734	964,812	975,527	(5)(8)
				4,958,533	5,023,919
BAART Programs, Inc.		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	6.67%		1,277,325	1,265,445	1,258,165	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027	6.60%		653,606	643,200	634,851	(5)(8)(9)
Second Lien Term Loan, LIBOR+8.50% cash due 6/11/2028	10.17%		1,754,000	1,727,690	1,727,690	(5)(8)
Second Lien Delayed Draw Term Loan, LIBOR+8.50% cash due 6/11/2028	10.17%		868,095	829,767	827,955	(5)(8)(9)
				4,466,102	4,448,661

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2022
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Berner Food & Beverage, LLC		Soft Drinks
First Lien Term Loan, LIBOR+6.50% cash due 7/30/2027	7.50%		$8,017,449	$7,898,660	$7,744,855	(5)(8)
First Lien Revolver, PRIME+5.50% cash due 7/30/2026	10.25%		478,698	468,017	455,511	(5)(8)(9)
				8,366,677	8,200,366
BioXcel Therapeutics, Inc.		Pharmaceuticals
First Lien Term Loan, 10.25% cash due 4/19/2027			1,245,098	1,192,826	1,195,170	(8)(10)
First Lien Delayed Draw Term Loan, 10.25% cash due 4/19/2027			—	—	—	(8)(9)(10)
First Lien Revenue Interest Financing Delayed Draw Term Loan due 9/30/2032			—	—	—	(5)(8)(9)(10)
4,954 Common Stock Warrants (exercise price $20.04) expiration date 4/19/2029				29,278	28,188	(8)(10)
				1,222,104	1,223,358
Blumenthal Temecula, LLC		Automotive Retail
First Lien Term Loan, 9.00% cash due 9/24/2023			1,277,827	1,277,827	1,271,438	(8)
415,294 Preferred Units in Unstoppable Automotive AMV, LLC				415,294	411,141	(8)
95,837 Preferred Units in Unstoppable Automotive VMV, LLC				95,837	94,879	(8)
95,837 Common Units in Unstoppable Automotive AMV, LLC				95,837	119,796	(8)
				1,884,795	1,897,254
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash 2.00% PIK due 11/14/2023	7.74%		3,180,774	3,151,234	2,921,223	(5)(8)
				3,151,234	2,921,223
CCO Holdings LLC		Cable & Satellite
Fixed Rate Bond, 4.50% cash due 5/1/2032			400,000	334,649	325,234	(10)
				334,649	325,234
CITGO Holding, Inc.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+7.00% cash due 8/1/2023	8.67%		639,982	629,763	633,115	(5)
				629,763	633,115
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	7.92%		5,622,640	5,566,413	5,589,269	(5)
				5,566,413	5,589,269
Clear Channel Outdoor Holdings, Inc.		Advertising
Fixed Rate Bond, 5.125% cash due 8/15/2027			250,000	218,089	211,744	(10)
				218,089	211,744
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+8.50% cash due 1/28/2025	10.17%		8,198,818	8,198,818	6,972,274	(5)(8)
Common Stock Warrants expiration date 7/28/2025				—	171,409	(8)
				8,198,818	7,143,683
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	6.67%		5,745,005	5,626,217	4,940,733	(5)
				5,626,217	4,940,733
CorEvitas, LLC		Health Care Technology
First Lien Term Loan, SOFR+5.75% cash due 12/13/2025	7.38%		5,018,968	4,960,891	4,971,790	(5)(8)
First Lien Revolver, PRIME+4.75% cash due 12/13/2025	9.50%		111,500	104,765	105,211	(5)(8)(9)
401 Class A2 Common Units in CorEvitas Group Holdings, L.P.				251,644	853,635	(8)
				5,317,300	5,930,636
CPC Acquisition Corp.		Specialty Chemicals
Second Lien Term Loan, LIBOR+7.75% cash due 12/29/2028	10.00%		727,000	716,095	648,848	(5)(8)
				716,095	648,848

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2022
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Dialyze Holdings, LLC		Health Care Equipment
First Lien Term Loan, LIBOR+9.00% cash 2.00% PIK due 8/4/2026	11.25%		$4,462,078	$4,204,743	$4,159,995	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+9.00% cash 2.00% PIK due 8/4/2026			—	(26,434)	(32,231)	(5)(8)(9)
993,431 Class A Warrants (exercise price $1.00) expiration date 8/4/2028				258,292	248,358	(8)
				4,436,601	4,376,122
Digital.AI Software Holdings, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 2/10/2027	8.40%		2,617,831	2,557,433	2,559,191	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 2/10/2027	7.90%		66,274	59,721	57,185	(5)(8)(9)
				2,617,154	2,616,376
DirecTV Financing, LLC		Cable & Satellite
First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	6.67%		8,392,500	8,308,575	7,750,851	(5)
				8,308,575	7,750,851
FINThrive Software Intermediate Holdings, Inc.		Health Care Technology
Second Lien Term Loan, LIBOR+6.75% cash due 12/17/2029	8.42%		6,013,000	5,922,805	5,381,635	(5)
				5,922,805	5,381,635
Fortress Biotech, Inc.		Biotechnology
First Lien Term Loan, 11.00% cash due 8/27/2025			2,452,500	2,358,180	2,360,531	(8)(10)(12)
85,811 Common Stock Warrants (exercise price $3.20) expiration date 8/27/2030				90,960	14,588	(8)(10)
				2,449,140	2,375,119
Gibson Brands, Inc.		Leisure Products
First Lien Term Loan, LIBOR+5.00% cash due 8/11/2028	6.41%		2,487,500	2,467,600	2,126,813	(5)(8)
				2,467,600	2,126,813
Global Medical Response, Inc.		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	5.92%		1,059,480	1,048,752	988,521	(5)
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	5.25%		3,716,701	3,666,879	3,466,994	(5)
				4,715,631	4,455,515
Grove Hotel Parcel Owner, LLC		Hotels, Resorts & Cruise Lines
First Lien Term Loan, SOFR+8.00% cash due 6/21/2027	9.45%		3,309,767	3,243,934	3,243,572	(5)(8)
First Lien Delayed Draw Term Loan, SOFR+8.00% cash due 6/21/2027			—	(13,167)	(13,239)	(5)(8)(9)
First Lien Revolver, SOFR+8.00% cash due 6/21/2027			—	(6,583)	(6,620)	(5)(8)(9)
				3,224,184	3,223,713
Harbor Purchaser Inc.		Education Services
First Lien Term Loan, SOFR+5.25% cash due 4/9/2029	6.88%		5,100,000	4,909,797	4,637,838	(5)
				4,909,797	4,637,838
iCIMs, Inc.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 9/12/2024	7.72%		2,517,618	2,495,334	2,509,058	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 9/12/2024	7.72%		88,235	87,409	87,935	(5)(8)
				2,582,743	2,596,993
Immucor, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+5.75% cash due 7/2/2025	8.00%		2,324,886	2,296,951	2,278,388	(5)(8)
Second Lien Term Loan, LIBOR+8.00% cash 3.50% PIK due 10/2/2025	10.25%		6,066,854	5,996,753	5,960,684	(5)(8)
				8,293,704	8,239,072
Impel Neuropharma, Inc.		Health Care Technology
First Lien Revenue Interest Financing Term Loan due 2/15/2031			948,500	948,500	948,500	(5)(8)
First Lien Term Loan, SOFR+8.75% cash due 3/17/2027	10.95%		948,500	930,631	931,427	(5)(8)
				1,879,131	1,879,927

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2022
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Indivior Finance S.À.R.L.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% cash due 6/30/2026	7.57%		$1,980,000	$1,947,701	$1,933,807	(5)(8)(10)
				1,947,701	1,933,807
Innocoll Pharmaceuticals Limited		Health Care Technology
First Lien Term Loan, 11.00% cash due 1/26/2027			1,635,588	1,568,674	1,533,364	(8)(10)
First Lien Delayed Draw Term Loan, 11.00% cash due 1/26/2027			—	—	—	(8)(9)(10)
13,676 Tranche A Warrant Shares (exercise price $4.23) expiration date 1/26/2029				32,275	30,087	(8)(10)
				1,600,949	1,563,451
Inventus Power, Inc.		Electrical Components & Equipment
First Lien Term Loan, SOFR+5.00% cash due 3/29/2024	7.32%		4,525,713	4,499,409	4,378,627	(5)(8)
Second Lien Term Loan, LIBOR+8.50% cash due 9/29/2024	10.75%		2,750,000	2,714,723	2,633,125	(5)(8)
				7,214,132	7,011,752
INW Manufacturing, LLC		Personal Products
First Lien Term Loan, LIBOR+5.75% cash due 3/25/2027	8.00%		11,550,000	11,269,423	10,914,750	(5)(8)
				11,269,423	10,914,750
IPC Corp.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 10/1/2026	7.50%		6,229,786	6,086,118	6,023,580	(5)(8)
				6,086,118	6,023,580
Itafos Inc.		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+8.25% cash due 8/25/2024	9.82%		4,114,683	3,996,649	3,971,081	(5)(8)
				3,996,649	3,971,081
Ivanti Software, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/1/2028	8.85%		3,692,000	3,673,540	3,390,493	(5)
				3,673,540	3,390,493
Jazz Acquisition, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+7.50% cash due 1/29/2027	9.17%		9,437,325	9,227,953	9,459,372	(5)(8)
Second Lien Term Loan, LIBOR+8.00% cash due 6/18/2027	10.03%		137,300	123,570	125,424	(5)
				9,351,523	9,584,796
Kings Buyer, LLC		Environmental & Facilities Services
First Lien Term Loan, LIBOR+6.50% cash due 10/29/2027	8.75%		3,277,071	3,244,301	3,195,145	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 10/29/2027	8.75%		158,090	153,611	146,892	(5)(8)(9)
				3,397,912	3,342,037
LaserShip, Inc.		Air Freight & Logistics
Second Lien Term Loan, LIBOR+7.50% cash due 5/7/2029	10.38%		1,150,000	1,138,500	1,089,625	(5)(8)
				1,138,500	1,089,625
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	7.25%		8,730,000	8,657,515	8,511,750	(5)(8)
				8,657,515	8,511,750
Liquid Environmental Solutions Corporation		Environmental & Facilities Services
Second Lien Term Loan, LIBOR+8.50% cash due 11/30/2026	10.17%		1,046,111	1,027,760	1,014,728	(5)(8)
Second Lien Delayed Draw Term Loan, LIBOR+8.50% cash due 11/30/2026	10.17%		278,963	273,384	253,856	(5)(8)(9)
				1,301,144	1,268,584
LSL Holdco, LLC		Health Care Distributors
First Lien Term Loan, LIBOR+6.00% cash due 1/31/2028	7.67%		4,615,633	4,529,682	4,477,164	(5)(8)
First Lien Revolver, LIBOR+6.00% cash due 1/31/2028	7.67%		205,139	195,589	189,754	(5)(8)(9)
				4,725,271	4,666,918
Marinus Pharmaceuticals, Inc.		Pharmaceuticals
First Lien Term Loan, 11.50% cash due 5/11/2026			4,216,200	4,151,087	4,058,093	(8)(10)
First Lien Delayed Draw Term Loan, 11.50% cash due 5/11/2026			—	—	—	(8)(9)(10)
				4,151,087	4,058,093

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2022
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Mesoblast, Inc.		Biotechnology
First Lien Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			$1,723,588	$1,579,307	$1,525,375	(8)(10)
First Lien Delayed Draw Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			—	323	341	(8)(9)(10)
50,289 Warrant Shares (exercise price $7.26) expiration date 11/19/2028				115,162	33,191	(8)(10)
				1,694,792	1,558,907
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, LIBOR+6.00% cash due 7/21/2027	7.29%		4,609,168	4,532,323	4,494,860	(5)(8)
First Lien Revolver, LIBOR+6.00% cash due 7/21/2027			—	(6,018)	(8,857)	(5)(8)(9)
				4,526,305	4,486,003
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.50% PIK due 2/14/2025	8.38%		8,664,181	8,582,205	8,499,561	(5)(8)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025			—	(6,670)	(14,476)	(5)(8)(9)
				8,575,535	8,485,085
Mosaic Companies, LLC		Home Improvement Retail
First Lien Term Loan, LIBOR+6.75% cash due 7/2/2026	8.36%		11,450,063	11,266,711	11,232,511	(5)(8)
				11,266,711	11,232,511
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	7.75%		7,208,857	7,163,409	7,064,680	(5)(8)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026			—	(4,612)	(9,224)	(5)(8)(9)
				7,158,797	7,055,456
Navisite, LLC		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+8.50% cash due 12/30/2026	10.75%		7,779,000	7,662,333	7,390,050	(5)(8)
				7,662,333	7,390,050
NeuAG, LLC		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+5.50% cash 7.00% PIK due 9/11/2024	7.75%		14,129,954	13,794,224	13,722,249	(5)(8)
				13,794,224	13,722,249
NN, Inc.		Industrial Machinery
First Lien Term Loan, LIBOR+6.88% cash due 9/19/2026	8.54%		14,691,038	14,409,459	14,176,851	(5)(8)(10)
				14,409,459	14,176,851
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	5.67%		6,279,551	6,250,789	5,855,682	(5)
Second Lien Term Loan, LIBOR+7.00% cash due 9/25/2027	8.60%		1,804,000	1,771,275	1,731,840	(5)(8)
				8,022,064	7,587,522
OTG Management, LLC		Airport Services
First Lien Term Loan, LIBOR+2.00% cash 8.00% PIK due 9/1/2025	4.63%		3,403,395	3,352,580	3,335,327	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+2.00% cash 8.00% PIK due 9/1/2025			—	(4,839)	(6,104)	(5)(8)(9)
				3,347,741	3,329,223
Park Place Technologies, LLC		Internet Services & Infrastructure
First Lien Term Loan, SOFR+5.00% cash due 11/10/2027	6.63%		4,937,500	4,785,851	4,760,565	(5)
				4,785,851	4,760,565
Performance Health Holdings, Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+6.00% cash due 7/12/2027	8.88%		4,398,925	4,325,161	4,291,591	(5)(8)
				4,325,161	4,291,591
PFNY Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+7.00% cash due 12/31/2026	8.00%		6,291,262	6,178,657	6,165,437	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 12/31/2026	9.25%		534,596	523,845	522,583	(5)(8)(9)
First Lien Revolver, LIBOR+7.00% cash due 12/31/2026			—	(5,376)	(6,007)	(5)(8)(9)
				6,697,126	6,682,013

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2022
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Planview Parent, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	8.92%		$9,872,000	$9,723,920	$9,477,120	(5)(8)
				9,723,920	9,477,120
PLNTF Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+8.00% cash due 3/22/2026	10.10%		686,139	675,873	665,555	(5)(8)
				675,873	665,555
Pluralsight, LLC		Application Software
First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	9.00%		15,361,250	15,115,202	14,931,135	(5)(8)
First Lien Revolver, LIBOR+8.00% cash due 4/6/2027			—	(16,803)	(29,622)	(5)(8)(9)
				15,098,399	14,901,513
PRGX Global, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+6.75% cash due 3/3/2026	8.95%		8,194,427	8,074,069	8,034,636	(5)(8)
First Lien Revolver, LIBOR+6.75% cash due 3/3/2026			—	(8,951)	(11,883)	(5)(8)(9)
19,485 Class B Common Units				19,485	21,502	(8)
				8,084,603	8,044,255
Profrac Holdings II, LLC		Industrial Machinery
First Lien Term Loan, SOFR+8.50% cash due 3/4/2025	10.01%		4,944,977	4,812,735	4,846,077	(5)(8)
				4,812,735	4,846,077
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/31/2027	9.67%		1,500,000	1,500,000	1,451,250	(5)(8)
				1,500,000	1,451,250
Quantum Bidco Limited		Food Distributors
First Lien Term Loan, SONIA+6.00% cash due 1/29/2028	7.31%		£1,125,000	1,491,941	1,137,408	(5)(8)(10)
				1,491,941	1,137,408
Radiology Partners, Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+4.25% cash due 7/9/2025	5.89%		$2,100,000	1,975,875	1,893,675	(5)
				1,975,875	1,893,675
Relativity ODA LLC		Application Software
First Lien Term Loan, LIBOR+7.50% PIK due 5/12/2027			5,900,803	5,790,624	5,759,184	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 5/12/2027			—	(11,018)	(13,049)	(5)(8)(9)
				5,779,606	5,746,135
Renaissance Holding Corp.		Diversified Banks
Second Lien Term Loan, LIBOR+7.00% cash due 5/29/2026	8.67%		1,138,000	1,129,465	1,063,558	(5)
				1,129,465	1,063,558
RP Escrow Issuer LLC		Health Care Distributors
Fixed Rate Bond, 5.25% cash due 12/15/2025			306,000	279,653	264,950
				279,653	264,950
RumbleOn, Inc.		Automotive Retail
First Lien Term Loan, LIBOR+8.25% cash due 8/31/2026	9.25%		9,123,542	8,638,460	8,766,812	(5)(8)(10)
First Lien Delayed Draw Term Loan, LIBOR+8.25% cash due 8/31/2026	9.25%		2,760,290	2,551,565	2,606,793	(5)(8)(9)(10)
39,794 Class B Common Stock Warrants (exercise price $33.00) expiration date 2/28/2023				290,496	18,703	(8)(10)
				11,480,521	11,392,308
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	6.19%		2,590,677	2,564,770	2,467,619	(5)
				2,564,770	2,467,619
Scilex Pharmaceuticals Inc.		Pharmaceuticals
Fixed Rate Zero Coupon Bond due 8/15/2026			444,040	399,929	437,379	(8)
				399,929	437,379

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2022
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
SiO2 Medical Products, Inc.		Metal & Glass Containers
First Lien Term Loan, 5.50% cash 8.50% PIK due 12/21/2026			$6,545,193	$6,430,125	$6,428,034	(8)(12)
Common Stock Warrants (exercise price $0.75) expiration date 7/31/2028				123,557	123,557	(8)
				6,553,682	6,551,591
SM Wellness Holdings, Inc.		Health Care Services
Second Lien Term Loan, LIBOR+8.00% cash due 4/16/2029	9.04%		2,925,000	2,881,125	2,866,500	(5)(8)
				2,881,125	2,866,500
Sorenson Communications, LLC		Communications Equipment
First Lien Term Loan, LIBOR+5.50% cash due 3/17/2026	7.75%		4,371,500	4,327,785	4,286,802	(5)
				4,327,785	4,286,802
Sorrento Therapeutics, Inc.		Biotechnology
16,000 Common Stock Units				63,040	32,160	(10)
				63,040	32,160
SPX Flow, Inc.		Industrial Machinery
First Lien Term Loan, SOFR+4.50% cash due 4/5/2029	6.13%		1,490,683	1,420,360	1,393,043	(5)
				1,420,360	1,393,043
SumUp Holdings Luxembourg S.À.R.L.		Other Diversified Financial Services
First Lien Term Loan, EURIBOR+8.50% cash due 3/10/2026	10.00%		€6,820,000	7,959,220	6,931,043	(5)(8)(10)
				7,959,220	6,931,043
Sunland Asphalt & Construction, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.00% cash due 1/13/2026	8.88%		$11,632,389	11,467,695	11,376,476	(5)(8)
				11,467,695	11,376,476
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	6.00%		2,872,535	2,663,364	2,608,176	(5)
				2,663,364	2,608,176
SVP-Singer Holdings Inc.		Home Furnishings
First Lien Term Loan, LIBOR+6.75% cash due 7/28/2028	9.00%		5,033,960	4,726,358	4,546,320	(5)(8)
				4,726,358	4,546,320
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	9.17%		3,394,977	3,353,116	3,185,626	(5)
				3,353,116	3,185,626
Tahoe Bidco B.V.		Application Software
First Lien Term Loan, LIBOR+6.00% cash due 9/29/2028	7.12%		5,611,000	5,510,495	5,521,224	(5)(8)(10)
First Lien Revolver, LIBOR+6.00% cash due 10/1/2027			—	(7,391)	(7,154)	(5)(8)(9)(10)
				5,503,104	5,514,070
Tecta America Corp.		Construction & Engineering
Second Lien Term Loan, LIBOR+8.50% cash due 4/9/2029	10.17%		1,671,000	1,645,935	1,637,580	(5)(8)
				1,645,935	1,637,580
Telestream Holdings Corporation		Application Software
First Lien Term Loan, SOFR+9.25% cash due 10/15/2025	10.59%		5,235,275	5,170,202	5,125,334	(5)(8)
First Lien Revolver, SOFR+9.25% cash due 10/15/2025	10.59%		200,400	193,726	189,879	(5)(8)(9)
				5,363,928	5,315,213

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2022
(unaudited)

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
TerSera Therapeutics LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+10.00% cash due 3/30/2026	12.25%		$6,100,000	$5,976,617	$6,034,730	(5)(8)
				5,976,617	6,034,730
Thrasio, LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+7.00% cash due 12/18/2026	9.25%		9,722,338	9,537,133	9,382,056	(5)(8)
2,182 Shares of Series C-3 Preferred Stock in Thrasio Holdings, Inc.				26,665	32,163	(8)
73,648 Shares of Series C-2 Preferred Stock in Thrasio Holdings, Inc.				600,000	1,085,575	(8)
12,510 Shares of Series D Preferred Stock in Thrasio Holdings, Inc.				253,328	253,328	(8)
6,000 Shares of Series X Preferred Stock in Thrasio Holdings, Inc.				6,000,300	6,849,942	(8)(9)
				16,417,426	17,603,064
Touchstone Acquisition, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+6.00% cash due 12/29/2028	7.67%		5,788,493	5,680,377	5,614,838	(5)(8)
				5,680,377	5,614,838
Veritas US Inc.		Application Software
First Lien Term Loan, LIBOR+5.00% cash due 9/1/2025	7.25%		7,344,642	7,250,715	6,065,426	(5)
				7,250,715	6,065,426
Virgin Pulse, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 4/6/2029	8.92%		1,540,000	1,524,600	1,328,250	(5)
				1,524,600	1,328,250
Win Brands Group LLC		Housewares & Specialties
First Lien Term Loan, LIBOR+9.00% cash 5.00% PIK due 1/22/2026	12.00%		1,100,124	1,089,554	1,089,122	(5)(8)
62 Class F Warrants in Brand Value Growth LLC (exercise price $0.01) expiration date 1/25/2027				—	67,400	(8)
				1,089,554	1,156,522
Windstream Services II, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	7.92%		9,945,414	9,647,987	9,343,717	(5)
				9,647,987	9,343,717
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	4.99%		6,357,045	6,097,242	5,342,206	(5)
				6,097,242	5,342,206
WPEngine, Inc.		Application Software
First Lien Term Loan, LIBOR+6.00% cash due 3/27/2026	7.50%		14,623,000	14,395,246	14,450,054	(5)(8)
				14,395,246	14,450,054
WWEX Uni Topco Holdings, LLC		Air Freight & Logistics
First Lien Term Loan, LIBOR+4.00% cash due 7/26/2028	5.46%		997,494	936,397	911,360	(5)
				936,397	911,360
Zayo Group Holdings, Inc.		Alternative Carriers
First Lien Term Loan, LIBOR+3.00% cash due 3/9/2027	4.67%		1,000,000	942,801	897,778	(5)
Fixed Rate Bond, 4.00% cash due 3/1/2027			150,000	125,880	124,718
				1,068,681	1,022,496
Zephyr Bidco Limited		Specialized Finance
Second Lien Term Loan, SONIA+7.50% cash due 7/23/2026	8.72%		£2,000,000	2,592,781	2,171,837	(5)(8)(10)
				2,592,781	2,171,837
Total Non-Control/Non-Affiliate Investments (174.2% of net assets)				$580,967,818	$566,675,653
Cash and Cash Equivalents and Restricted Cash (9.5% of net assets)				$30,990,696	$30,990,696
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (183.7% of net assets)				$611,958,514	$597,666,349

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
June 30, 2022
(unaudited)

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$13,453,877	€12,710,431	8/11/2022	Bank of New York Mellon	$129,570
Foreign currency forward contract	$15,497,227	£12,568,533	8/11/2022	Bank of New York Mellon	$222,471
					$352,041

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
(5)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. Certain loans may also be indexed to the secured overnight financing rate ("SOFR") or the sterling overnight index average ("SONIA"). The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of June 30, 2022, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 1.67%, the 90-day LIBOR at 2.25%, the 180-day LIBOR at 2.88%, the 360-day LIBOR at 3.61%, the PRIME at 4.75%, the 30-day SOFR at 1.53%, the 90-day SOFR at 2.05%, the SONIA at 1.19%, the 30-day EURIBOR at (0.54)%, the 90-day EURIBOR at (0.30)% and the 180-day EURIBOR at (0.38)%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(8)As of June 30, 2022, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2022, qualifying assets represented 80.6% of the Company's total assets and non-qualifying assets represented 19.4% of the Company's total assets.
(11)One half of the Seller Earn Out Shares will vest if, at any time through June 16, 2027, the Alvotech SA common share price is at or above a volume weighted average price ("VWAP") of $15.00 per share for any ten trading days within any twenty trading day period, and the other half will vest, if at any time during such period, the common share price is at or above a VWAP of $20.00 per share for any ten trading days within any twenty trading day period.
(12)The sale of all or a portion of this investment did not qualify for sale accounting under FASB ASC Topic 860, Transfers and Servicing ("ASC 860"), and therefore the investment remains on the Company's Consolidated Schedule of Investments as of June 30, 2022. See "Secured Borrowings" in Note 6 in the Consolidated Financial Statements for further details.

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

The Company was formed on April 30, 2018 as a Delaware corporation and as of June 30, 2022 is externally managed by Oaktree Fund Advisors, LLC (the "Adviser") pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), between the Company and the Adviser, which was approved by the Board of Directors of the Company on May 11, 2020. From July 9, 2018 through May 11, 2020, the Company was managed by Oaktree Capital Management, L.P., an affiliate of the Adviser. The Adviser is a subsidiary of Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

The Company conducted private offerings (each, a “Private Offering”) of its common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing of a Private Offering, each investor participating in that closing made a capital commitment (each, a “Capital Commitment”) to purchase the Company's Common Stock pursuant to a subscription agreement entered into with the Company in connection with its Capital Commitment ("Subscription Agreement"). The initial closing of a Private Offering occurred on August 6, 2018 (the "Initial Closing"). The Company commenced its loan origination and investment activities shortly after its initial capital drawdown from its non-affiliated investors (the "Initial Drawdown"). The proceeds from the Initial Drawdown provided the Company with the necessary seed capital to commence operations. As of June 30, 2022, the Company completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of each of June 30, 2022 and September 30, 2021, there were no investments on non-accrual status.
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
As of June 30, 2022 and September 30, 2021, included in restricted cash was $9,815,519 and $4,317,968, respectively, which was held at Deutsche Bank Trust Company Americas in connection with the Company's Citibank Facility (defined in Note 6 – Borrowings). The Company was restricted in terms of access to the $9,815,519 and $4,317,968, respectively, until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the Citibank Facility.
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
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of June 30, 2022, the adoption of this guidance did not have an impact on the Company's consolidated financial statements.

Note 3. Portfolio Investments
Portfolio Composition
As of June 30, 2022, the fair value of the Company's investment portfolio was $566.7 million and was comprised of investments in 115 portfolio companies. As of September 30, 2021, the fair value of the Company's investment portfolio was $575.4 million and was comprised of investments in 108 portfolio companies.
As of June 30, 2022 and September 30, 2021, the Company's investment portfolio consisted of the following:

	June 30, 2022		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
Senior Secured Debt	$566,441,459	97.50%	$554,526,097	97.57%
Preferred Equity	10,332,238	1.78%	7,248,381	1.28%
Common Equity & Warrants	2,894,660	0.50%	2,623,630	0.46%
Subordinated Debt	1,299,461	0.22%	3,905,317	0.69%
Total	$580,967,818	100.00%	$568,303,425	100.00%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2022			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior Secured Debt	$551,018,412	97.24%	169.40%	$559,926,869	97.30%	161.59%
Preferred Equity	11,515,452	2.03%	3.54%	8,585,636	1.49%	2.48%
Common Equity & Warrants	2,841,028	0.50%	0.87%	3,028,295	0.53%	0.87%
Subordinated Debt	1,300,761	0.23%	0.40%	3,888,632	0.68%	1.12%
Total	$566,675,653	100.00%	174.21%	$575,429,432	100.00%	166.06%

The composition of the Company's debt investments as of June 30, 2022 and September 30, 2021 by floating rates and fixed rates was as follows:

	June 30, 2022		September 30, 2021
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$509,694,882	92.28%	$522,279,872	92.63%
Fixed rate	42,624,291	7.72%	41,535,629	7.37%
Total	$552,319,173	100.00%	$563,815,501	100.00%

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

	June 30, 2022		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
United States	$513,648,679	88.41%	$489,879,815	86.21%
United Kingdom	34,883,615	6.00%	33,461,333	5.89%
Switzerland	11,420,464	1.97%	12,733,548	2.24%
Australia	7,776,126	1.34%	7,804,890	1.37%
Iceland	6,811,740	1.17%	6,762,757	1.19%
Luxembourg	6,427,194	1.11%	9,365,580	1.65%
Chile	—	—%	4,169,586	0.73%
Singapore	—	—%	3,876,279	0.68%
Canada	—	—%	249,637	0.04%
Total	$580,967,818	100.00%	$568,303,425	100.00%

	June 30, 2022			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$502,497,438	88.67%	154.48%	$495,262,940	86.07%	142.94%
United Kingdom	32,360,923	5.71%	9.95%	34,344,738	5.97%	9.91%
Switzerland	11,475,755	2.03%	3.53%	12,747,940	2.22%	3.68%
Australia	7,821,765	1.38%	2.40%	7,871,723	1.37%	2.27%
Iceland	6,902,229	1.22%	2.12%	6,873,455	1.19%	1.98%
Luxembourg	5,617,543	0.99%	1.73%	9,807,095	1.70%	2.83%
Chile	—	—%	—%	4,238,488	0.74%	1.22%
Singapore	—	—%	—%	4,033,053	0.70%	1.16%
Canada	—	—%	—%	250,000	0.04%	0.07%
Total	$566,675,653	100.00%	174.21%	$575,429,432	100.00%	166.06%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of June 30, 2022 and September 30, 2021 was as follows:

	June 30, 2022		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
Application Software	$114,791,606	19.76%	$105,037,693	18.50%
Pharmaceuticals	31,286,094	5.39%	34,125,774	6.00%
Biotechnology	23,221,984	4.00%	32,034,990	5.64%
Construction & Engineering	21,337,318	3.67%	20,762,547	3.65%
Industrial Machinery	20,642,554	3.55%	20,602,087	3.63%
Aerospace & Defense	18,599,999	3.20%	16,267,556	2.86%
Fertilizers & Agricultural Chemicals	17,790,873	3.06%	18,208,561	3.20%
Health Care Technology	17,550,714	3.02%	5,603,266	0.99%
Personal Products	16,513,517	2.84%	28,836,040	5.07%
Internet & Direct Marketing Retail	16,417,426	2.83%	16,195,690	2.85%
Data Processing & Outsourced Services	15,746,936	2.71%	15,762,361	2.77%
Health Care Supplies	13,974,081	2.41%	8,129,966	1.43%
Insurance Brokers	13,678,059	2.35%	13,624,213	2.40%
Automotive Retail	13,365,316	2.30%	10,576,274	1.86%
Internet Services & Infrastructure	13,361,386	2.30%	12,096,508	2.13%
Health Care Services	12,062,858	2.08%	15,458,063	2.72%
Health Care Distributors	11,305,960	1.95%	4,820,334	0.85%
Home Improvement Retail	11,266,711	1.94%	11,374,657	2.00%
Airport Services	10,561,654	1.82%	10,385,781	1.83%
Integrated Telecommunication Services	9,647,987	1.66%	10,490,500	1.85%
Distributors	9,638,101	1.66%	—	—%
Metal & Glass Containers	9,118,452	1.57%	5,553,715	0.98%
Real Estate Services	8,657,515	1.49%	8,710,292	1.53%
Cable & Satellite	8,643,224	1.49%	8,910,000	1.57%
Soft Drinks	8,366,677	1.44%	8,077,613	1.42%
Oil & Gas Storage & Transportation	8,198,818	1.41%	9,659,457	1.70%
Other Diversified Financial Services	7,959,220	1.37%	6,559,321	1.15%
Movies & Entertainment	7,776,126	1.34%	7,804,890	1.37%
Leisure Facilities	7,372,999	1.27%	4,329,641	0.76%
Electrical Components & Equipment	7,214,132	1.24%	7,225,215	1.27%
Oil & Gas Refining & Marketing	6,196,176	1.07%	7,671,686	1.35%
IT Consulting & Other Services	5,626,217	0.97%	5,644,359	0.99%
Real Estate Operating Companies	5,468,655	0.94%	6,983,385	1.23%
Specialized Finance	5,139,651	0.88%	4,499,017	0.79%
Education Services	4,909,797	0.85%	—	—%
Home Furnishings	4,726,358	0.81%	4,723,943	0.83%
Environmental & Facilities Services	4,699,056	0.81%	—	—%
Diversified Support Services	4,526,305	0.78%	4,469,808	0.79%
Health Care Equipment	4,436,601	0.76%	4,351,936	0.77%
Communications Equipment	4,327,785	0.74%	4,698,738	0.83%
Restaurants	3,353,116	0.58%	3,347,525	0.59%
Paper Packaging	3,249,692	0.56%	—	—%
Hotels, Resorts & Cruise Lines	3,224,184	0.55%	—	—%
Leisure Products	2,467,600	0.42%	8,083,405	1.42%
Consumer Finance	2,244,785	0.39%	—	—%
Air Freight & Logistics	2,074,897	0.36%	—	—%
Research & Consulting Services	1,681,765	0.29%	2,362,030	0.42%
Food Distributors	1,491,941	0.26%	1,486,303	0.26%
Diversified Banks	1,129,465	0.19%	1,129,465	0.20%
Housewares & Specialties	1,089,554	0.19%	645,632	0.11%
Alternative Carriers	1,068,681	0.18%	964,264	0.17%
Construction Materials	833,056	0.14%	809,832	0.14%
Specialty Chemicals	716,095	0.12%	716,095	0.13%
Advertising	218,089	0.04%	—	—%
Independent Power Producers & Energy Traders	—	—%	7,574,559	1.33%
Airlines	—	—%	4,169,586	0.73%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2022		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
Managed Health Care	$—	—%	$3,918,152	0.69%
Interactive Media & Services	—	—%	3,876,279	0.68%
Thrifts & Mortgage Finance	—	—%	3,748,666	0.66%
Forest Products	—	—%	1,939,746	0.34%
Electric Utilities	—	—%	1,641,216	0.29%
Electronic Components	—	—%	1,375,156	0.24%
Food Retail	—	—%	249,637	0.04%
Total	$580,967,818	100.00%	$568,303,425	100.00%

	June 30, 2022			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$111,466,001	19.67%	34.25%	$105,949,514	18.42%	30.58%
Pharmaceuticals	29,788,147	5.26%	9.16%	34,958,925	6.08%	10.09%
Biotechnology	23,038,161	4.07%	7.08%	32,486,832	5.65%	9.38%
Construction & Engineering	21,238,442	3.75%	6.53%	20,902,686	3.63%	6.03%
Industrial Machinery	20,415,971	3.60%	6.28%	20,988,046	3.65%	6.06%
Aerospace & Defense	17,848,225	3.15%	5.49%	16,188,169	2.81%	4.67%
Fertilizers & Agricultural Chemicals	17,693,330	3.12%	5.44%	18,311,828	3.18%	5.28%
Internet & Direct Marketing Retail	17,603,064	3.11%	5.41%	17,697,267	3.08%	5.11%
Health Care Technology	17,413,937	3.07%	5.35%	5,649,515	0.98%	1.63%
Personal Products	16,211,459	2.86%	4.98%	29,379,063	5.11%	8.48%
Data Processing & Outsourced Services	15,434,305	2.72%	4.74%	15,774,549	2.74%	4.55%
Health Care Supplies	13,853,910	2.44%	4.26%	8,168,802	1.42%	2.36%
Automotive Retail	13,289,562	2.35%	4.09%	10,657,160	1.85%	3.08%
Internet Services & Infrastructure	13,245,650	2.34%	4.07%	12,211,475	2.12%	3.52%
Insurance Brokers	13,229,472	2.33%	4.07%	14,797,626	2.57%	4.27%
Health Care Services	11,770,676	2.08%	3.62%	15,732,690	2.73%	4.54%
Home Improvement Retail	11,232,511	1.98%	3.45%	11,374,695	1.98%	3.28%
Health Care Distributors	11,117,134	1.96%	3.42%	4,816,700	0.84%	1.39%
Airport Services	10,286,579	1.82%	3.16%	10,086,433	1.75%	2.91%
Integrated Telecommunication Services	9,343,717	1.65%	2.87%	10,928,339	1.90%	3.15%
Distributors	9,324,189	1.65%	2.87%	—	—%	—%
Metal & Glass Containers	9,019,210	1.59%	2.77%	5,564,989	0.97%	1.61%
Real Estate Services	8,511,750	1.50%	2.62%	8,753,513	1.52%	2.53%
Soft Drinks	8,200,366	1.45%	2.52%	8,077,585	1.40%	2.33%
Cable & Satellite	8,076,085	1.43%	2.48%	9,015,930	1.57%	2.60%
Movies & Entertainment	7,821,765	1.38%	2.40%	7,871,723	1.37%	2.27%
Leisure Facilities	7,347,568	1.30%	2.26%	4,430,889	0.77%	1.28%
Oil & Gas Storage & Transportation	7,143,683	1.26%	2.20%	8,771,281	1.52%	2.53%
Electrical Components & Equipment	7,011,752	1.24%	2.16%	7,227,759	1.26%	2.09%
Other Diversified Financial Services	6,931,043	1.22%	2.13%	6,415,445	1.11%	1.85%
Oil & Gas Refining & Marketing	6,222,384	1.10%	1.91%	7,777,211	1.35%	2.24%
Real Estate Operating Companies	5,589,334	0.99%	1.72%	7,120,371	1.24%	2.05%
IT Consulting & Other Services	4,940,733	0.87%	1.52%	5,772,258	1.00%	1.67%
Specialized Finance	4,663,457	0.82%	1.43%	4,578,283	0.80%	1.32%
Education Services	4,637,838	0.82%	1.43%	—	—%	—%
Environmental & Facilities Services	4,610,621	0.81%	1.42%	—	—%	—%
Home Furnishings	4,546,320	0.80%	1.40%	4,771,890	0.83%	1.38%
Diversified Support Services	4,486,003	0.79%	1.38%	4,449,622	0.77%	1.28%
Health Care Equipment	4,376,122	0.77%	1.35%	4,368,523	0.76%	1.26%
Communications Equipment	4,286,802	0.76%	1.32%	4,784,763	0.83%	1.38%
Paper Packaging	3,228,599	0.57%	0.99%	—	—%	—%
Hotels, Resorts & Cruise Lines	3,223,713	0.57%	0.99%	—	—%	—%
Restaurants	3,185,626	0.56%	0.98%	3,396,250	0.59%	0.98%
Consumer Finance	2,219,360	0.39%	0.68%	—	—%	—%
Leisure Products	2,126,813	0.38%	0.65%	8,091,483	1.41%	2.34%
Air Freight & Logistics	2,000,985	0.35%	0.62%	—	—%	—%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2022			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Research & Consulting Services	$1,536,638	0.27%	0.47%	$2,442,962	0.42%	0.71%
Housewares & Specialties	1,156,522	0.20%	0.36%	689,765	0.12%	0.20%
Food Distributors	1,137,408	0.20%	0.35%	1,501,725	0.26%	0.43%
Diversified Banks	1,063,558	0.19%	0.33%	1,144,401	0.20%	0.33%
Alternative Carriers	1,022,496	0.18%	0.31%	1,001,020	0.17%	0.29%
Specialty Chemicals	648,848	0.11%	0.20%	732,453	0.13%	0.21%
Construction Materials	646,065	0.11%	0.20%	847,865	0.15%	0.24%
Advertising	211,744	0.04%	0.07%	—	—%	—%
Independent Power Producers & Energy Traders	—	—%	—%	7,554,375	1.31%	2.18%
Airlines	—	—%	—%	4,238,488	0.74%	1.22%
Interactive Media & Services	—	—%	—%	4,033,053	0.70%	1.16%
Managed Health Care	—	—%	—%	3,925,150	0.68%	1.13%
Thrifts & Mortgage Finance	—	—%	—%	3,830,807	0.67%	1.11%
Forest Products	—	—%	—%	1,964,238	0.34%	0.57%
Electric Utilities	—	—%	—%	1,578,793	0.27%	0.46%
Electronic Components	—	—%	—%	1,394,255	0.24%	0.40%
Food Retail	—	—%	—%	250,000	0.04%	0.07%
Total	$566,675,653	100.00%	174.21%	$575,429,432	100.00%	166.06%

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of June 30, 2022 on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$104,146,874	$446,871,538	$551,018,412
Subordinated debt	—	325,234	975,527	1,300,761
Common equity & warrants	684,338	—	2,156,690	2,841,028
Preferred equity	—	—	11,515,452	11,515,452
Total investments at fair value	$684,338	$104,472,108	$461,519,207	$566,675,653
Derivative asset	—	352,041	—	352,041
Total assets at fair value	$684,338	$104,824,149	$461,519,207	$567,027,694

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
The following table provides a roll-forward of the changes in fair value from March 31, 2022 to June 30, 2022, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity & Warrants	Total
Fair value as of March 31, 2022	$465,010,868	$992,043	$12,141,461	$3,472,525	$481,616,897
Purchases	9,542,236	7,197	—	29,278	9,578,711
Sales and repayments	(27,262,439)	(30,145)	—	(5,486)	(27,298,070)
Transfers in (a)	5,069,253	—	—	—	5,069,253
Transfer out (b)	—	—	—	(788,800)	(788,800)
Capitalized PIK interest income	1,208,975	—	—	—	1,208,975
Accretion of OID	871,669	1,278	—	—	872,947
Net unrealized appreciation (depreciation)	(7,566,467)	5,154	(626,009)	(550,827)	(8,738,149)
Net realized gains (losses)	(2,557)	—	—	—	(2,557)
Fair value as of June 30, 2022	$446,871,538	$975,527	$11,515,452	$2,156,690	$461,519,207
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2022 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the three months ended June 30, 2022	$(7,563,889)	$5,154	$(626,009)	$(556,990)	$(8,741,734)
__________
(a) There were transfers into Level 3 from Level 2 for certain investments during the three months ended June 30, 2022 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(b) This transfer out was the result of a transaction in which Level 3 common equity was exchanged for Level 1 common equity.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward in the changes in fair value from March 31, 2021 to June 30, 2021, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in fair value from September 30, 2021 to June 30, 2022, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity & Warrants	Total
Fair value as of September 30, 2021	$442,162,872	$3,888,632	$8,585,636	$2,906,215	$457,543,355
Purchases	97,249,956	715,863	3,083,857	522,737	101,572,413
Sales and repayments	(93,001,094)	(3,797,682)	—	(192,059)	(96,990,835)
Transfers in (a)	8,404,983	—	—	—	8,404,983
Transfers out (a)(b)	(3,851,936)	—	—	(788,800)	(4,640,736)
Capitalized PIK interest income	3,349,052	56,759	—	—	3,405,811
Accretion of OID	3,443,496	84,555	—	—	3,528,051
Net unrealized appreciation (depreciation)	(11,159,942)	27,400	(154,041)	(297,792)	(11,584,375)
Net realized gains (losses)	274,151	—	—	6,389	280,540
Fair value as of June 30, 2022	$446,871,538	$975,527	$11,515,452	$2,156,690	$461,519,207
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at June 30, 2022 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the nine months ended June 30, 2022	$(10,158,136)	$476	$(154,041)	$(297,792)	$(10,609,493)
__________
(a) There were transfers into/out of Level 3 from/to Level 2 for certain investments during the nine months ended June 30, 2022 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(b) One transfer out was the result of a transaction in which Level 3 common equity was exchanged for Level 1 common equity.

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) There were transfers out of Level 3 to Level 2 for certain investments during the nine months ended June 30, 2021 as a result of a change in the number of market quotes available and/or a change in market liquidity.
Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of June 30, 2022:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$366,463,230	Market Yield	Market Yield	(b)	7.0%	-	25.0%	12.7%
	77,184,595	Broker Quotations	Broker Quoted Price	(c)	N/A	-	N/A	N/A
	3,223,713	Transaction Precedent	Transaction Price	(e)	N/A	-	N/A	N/A
Subordinated debt	975,527	Market Yield	Market Yield	(b)	16.0%	-	18.0%	17.0%
Common equity & warrants & preferred equity	28,188	Transaction Precedent	Transaction Price	(e)	N/A	-	N/A	N/A
	8,764,367	Enterprise Value	Revenue Multiple	(d)	0.9x	-	8.4x	8.0x
	4,879,587	Enterprise Value	EBITDA Multiple	(d)	4.8x	-	17.7x	13.3x
Total	$461,519,207
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
Note 4. Fee Income
For the three and nine months ended June 30, 2022, the Company recorded total fee income of $558,320 and $1,271,325, respectively, of which $58,523 and $166,557, respectively, was recurring in nature. For the three and nine months ended June 30, 2021, the Company recorded total fee income of $1,927,862 and $4,031,867, respectively, of which $11,290 and $25,573, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and exit fees.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the three and nine months ended June 30, 2022 and 2021:

	Three months ended June 30, 2022	Three months ended June 30, 2021	Nine months ended June 30, 2022	Nine months ended June 30, 2021
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$(5,226,508)	$9,006,135	$7,836,203	$29,173,724
Weighted average common shares outstanding	17,401,121	17,401,121	17,401,121	17,401,121
Earnings (loss) per common share — basic and diluted	$(0.30)	$0.52	$0.45	$1.68

Changes in Net Assets
The following table presents the changes in net assets for the three and nine months ended June 30, 2022:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2021	17,401,121	$17,401	$337,337,998	$9,147,810	$346,503,209
Net investment income	—	—	—	7,550,335	7,550,335
Net unrealized appreciation (depreciation)	—	—	—	(238,721)	(238,721)
Net realized gains (losses)	—	—	—	1,072,998	1,072,998
Provision for income tax (expense) benefit	—	—	—	13,414	13,414
Distributions to stockholders	—	—	—	(13,920,896)	(13,920,896)
Balance at December 31, 2021	17,401,121	$17,401	$337,337,998	$3,624,940	$340,980,339
Net investment income	—	—	—	9,017,519	9,017,519
Net unrealized appreciation (depreciation)	—	—	—	(4,790,853)	(4,790,853)
Net realized gains (losses)	—	—	—	439,361	439,361
Provision for income tax (expense) benefit	—	—	—	(1,342)	(1,342)
Distributions to stockholders	—	—	—	(7,482,481)	(7,482,481)
Balance at March 31, 2022	17,401,121	$17,401	$337,337,998	$807,144	$338,162,543
Net investment income	—	—	—	8,687,813	8,687,813
Net unrealized appreciation (depreciation)	—	—	—	(16,688,591)	(16,688,591)
Net realized gains (losses)	—	—	—	2,730,439	2,730,439
Provision for income tax (expense) benefit	—	—	—	43,831	43,831
Distributions to stockholders	—	—	—	(7,656,494)	(7,656,494)
Balance at June 30, 2022	17,401,121	$17,401	$337,337,998	$(12,075,858)	$325,279,541

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

Capital Activity
As of June 30, 2022 and September 30, 2021, the Company completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.
The Company has the authority to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for the Company’s Common Stock through June 30, 2022:

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

The following table reflects the distributions per share that the Company has paid on its common stock during the nine months ended June 30, 2022:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	December 15, 2021	December 28, 2021	$0.42	$7,308,472
Special	December 15, 2021	December 28, 2021	0.38	6,612,424
Quarterly	March 15, 2022	March 28, 2022	0.43	7,482,481
Quarterly	June 15, 2022	June 30, 2022	0.44	7,656,494
			$1.67	$29,059,871

The following table reflects the distributions per share that the Company has paid on its common stock during the nine months ended June 30, 2021:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	December 15, 2020	December 31, 2020	$0.35	$6,090,393
Special	December 15, 2020	December 31, 2020	0.62	10,788,696
Quarterly	March 15, 2021	March 26, 2021	0.35	6,090,393
Quarterly	June 15, 2021	June 30, 2021	0.40	6,960,449
			$1.72	$29,929,931

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
As of June 30, 2022 and September 30, 2021, the Company had $33.0 million and $51.0 million, respectively, outstanding under the CNB-2 Facility. For the nine months ended June 30, 2022 and 2021, the Company’s borrowings under the CNB-2 Facility bore interest at a weighted average interest rate of 2.88% and 3.05%, respectively. For the three and nine

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

months ended June 30, 2022, the Company recorded interest expense (inclusive of fees) of $293,381 and $967,745, respectively, related to the CNB-2 Facility. For the three and nine months ended June 30, 2021, the Company recorded interest expense (inclusive of fees) of $412,780 and $951,038, respectively, related to the CNB-2 Facility.

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
As of June 30, 2022 and September 30, 2021, the Company had $231.0 million and $200.0 million, respectively, outstanding under the Citibank Facility. The Company’s borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.69% and 2.36% for the nine months ended June 30, 2022 and 2021, respectively. For the three and nine months ended June 30, 2022, the Company recorded interest expense (inclusive of fees) of $2,063,349 and $4,992,882, respectively, related to the Citibank Facility. For the three and nine months ended June 30, 2021, the Company recorded interest expense (inclusive of fees) of $1,154,709 and $2,794,358, respectively, related to the Citibank Facility.

Secured Borrowings

As of June 30, 2022, the Company had $5.8 million of secured borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 120 days of the trade date. The Company's secured borrowings bore interest at a weighted average rate of 3.47% for the nine months ended June 30, 2022. The Company recorded $42,650 and

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$246,222 of interest expense in connection with secured borrowings for the three and nine months ended June 30, 2022, respectively.

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
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the three and nine months ended June 30, 2022 and 2021:

	Three months ended June 30, 2022	Three months ended June 30, 2021	Nine months ended June 30, 2022	Nine months ended June 30, 2021
Net increase (decrease) in net assets resulting from operations	$(5,226,508)	$9,006,135	$7,836,203	$29,173,724
Net unrealized (appreciation) depreciation	16,688,591	98,033	21,718,165	(7,893,619)
Book/tax differences due to capital gains incentive fee	(1,287,059)	75,540	(1,988,557)	1,655,613
Book/tax difference due to organizational and deferred offering costs	(7,601)	(7,601)	(22,805)	(22,805)
Other book/tax differences	(546,997)	498,154	(1,553,772)	1,527,643
Taxable income (1)	$9,620,426	$9,670,261	$25,989,234	$24,440,556
__________________
(1)The Company's taxable income for the three and nine months ended June 30, 2022 is an estimate and will not be finally determined until the Company files its tax return for the fiscal year ending September 30, 2022. Therefore, the final taxable income may be different than the estimate.
For the three months ended June 30, 2022, the Company recognized a total provision for income tax benefit of $43,831, which was comprised of a deferred income tax benefit of $43,831 that resulted from unrealized depreciation on an investment held by a wholly-owned taxable subsidiary. For the nine months ended June 30, 2022, the Company recognized a total provision for income tax benefit of $55,903, which was comprised of a deferred income tax benefit of $60,594 that resulted from unrealized depreciation on an investment held by a wholly-owned taxable subsidiary and a current tax expense of $4,691.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For purposes of calculating the Management Fee, the Gross Asset Value is determined by the Company’s board of directors (including any committee thereof). Until August 6, 2019, the Management Fee for each quarter was calculated based on the Company’s average Gross Asset Value at the end of each month during such calendar quarter (prior to taking into account any Incentive Fee); provided, that the Management Fee for the Company’s first calendar quarter was calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). Following August 6, 2019, the Management Fee for each quarter is calculated based on the Company’s average Gross Asset Value at the end of such quarter and at the end of the preceding quarter (in each case, prior to taking into account any Incentive Fee); provided, that the Management Fee for the calendar quarter in which the Company consummates a Qualified Listing will be calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). For the three and nine months ended June 30, 2022, base management fees were $1,363,619 and $4,289,728, respectively. For the three and nine months ended June 30, 2021, base management fees were $1,398,118 and $3,845,876, respectively.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The foregoing calculations will be appropriately prorated for any period of less than three months and adjusted for any issuances or repurchases of Common Stock during a quarter. For the three and nine months ended June 30, 2022, Investment Income Incentive Fees were $1,850,189 and $5,816,775, respectively. For the three and nine months ended June 30, 2021, Investment Income Incentive Fees were $2,149,705 and $5,371,468, respectively.
Capital Gains Incentive Fee
In addition to the Investment Income Incentive Fee described above, the Adviser is entitled to receive a Capital Gains Incentive Fee (as defined below). The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each calendar year. The Capital Gains Incentive Fee is equal to 20% of the realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee with respect to each of the investments in the Company’s portfolio, provided, that the Capital Gains Incentive Fee determined as of December 31, 2018 was calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of the Initial Closing through the end of 2018 (the “Capital Gains Incentive Fee,” and together with the Investment Income Incentive Fee, the “Incentive Fees”). For the calendar year ended December 31, 2021, the Company incurred $1,231,906 of capital gains incentive fees under the Investment Advisory Agreement.
Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 20% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended June 30, 2022, the Company reversed previously accrued Capital Gains Incentive Fees of $1,287,059 and $1,988,557, respectively. For the three and nine months ended June 30, 2021, the Company accrued Capital Gains Incentive Fees of $96,473 and $1,920,041, respectively. As of June 30, 2022, there was no accrued capital gains incentive fee liability. As of September 30, 2021, the total accrued capital gains incentive fee liability was $3,220,463.
As of June 30, 2022 and September 30, 2021, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amounts of $3,213,805 and $6,433,876, respectively, reflecting the unpaid portion of the Base Management Fee and Incentive Fees payable to the Adviser.

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
For the three months ended June 30, 2022, the Company incurred $136,224 of expenses under the Administration Agreement, of which $108,141 was included in administrator expense and the remaining $28,083 was included in general and administrative expenses on the Consolidated Statements of Operations. For the nine months ended June 30, 2022, the Company incurred $427,588 of expenses under the Administration Agreement, of which $342,356 was included in administrator expense and the remaining $85,232 was included in general and administrative expenses on the Consolidated Statements of Operations. For the three months ended June 30, 2021, the Company incurred $127,319 of expenses under the Administration Agreement, of which $105,792 was included in administrator expense and the remaining $21,527 was included in general and administrative expenses on the Consolidated Statements of Operations. For the nine months ended June 30, 2021, the Company incurred $376,393 of expenses under the Administration Agreement, of which $313,934 was included in administrator expense and the remaining $62,459 was included in general and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2022 and September 30, 2021, $576,181 and $1,055,391, respectively, was included in “Due to affiliates” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Financial Highlights

	Three months ended June 30, 2022	Three months ended June 30, 2021	Nine months ended June 30, 2022	Nine months ended June 30, 2021
Net asset value at beginning of period	$19.43	$19.78	$19.91	$19.94
Net investment income (1)	0.50	0.49	1.45	1.12
Net unrealized appreciation (depreciation) (1)	(0.96)	—	(1.24)	0.47
Net realized gains (losses) (1)	0.16	0.04	0.24	0.10
Provision for income taxes (1)	—	(0.01)	—	(0.01)
Distributions of net investment income to stockholders	(0.44)	(0.40)	(1.43)	(1.32)
Distributions of capital gains to stockholders	—	—	(0.24)	(0.40)
Net asset value at end of period	$18.69	$19.90	$18.69	$19.90
Total return (2)	(1.63)%	2.64%	2.09%	8.68%
Common stock outstanding at beginning of period	17,401,121	17,401,121	17,401,121	17,401,121
Common stock outstanding at end of period	17,401,121	17,401,121	17,401,121	17,401,121
Net assets at beginning of period	$338,162,543	$344,199,874	$346,503,209	$347,001,767
Net assets at end of period	$325,279,541	$346,245,560	$325,279,541	$346,245,560
Average net assets (3)	$334,116,941	$347,605,099	$341,435,634	$347,149,075
Ratio of net investment income to average net assets (4)	2.60%	2.45%	7.40%	5.64%
Ratio of total expenses to average net assets (4)	1.48%	1.69%	4.75%	4.84%
Ratio of portfolio turnover to average investments at fair value (4)	3.89%	9.44%	23.02%	36.21%
Weighted average outstanding debt	$267,730,862	$221,445,055	$265,234,933	$164,304,029
Average debt per share (1)	$15.39	$12.73	$15.24	$9.44
Asset coverage ratio (5)	220.56%	262.56%	220.56%	262.56%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvestment price equal to the NAV per share at the beginning of the period.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Financial results for the three and nine months ended June 30, 2022 and 2021 have not been annualized for purposes of this ratio.
(5)	Based on outstanding senior securities of $269.8 million and $213.0 million as of June 30, 2022 and 2021, respectively.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of June 30, 2022 and September 30, 2021, off-balance sheet arrangements consisted of $29,975,431 and $48,497,448, respectively, of unfunded commitments to provide debt and equity financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

	June 30, 2022	September 30, 2021
Athenex, Inc.	$6,242,124	$6,242,124
BioXcel Therapeutics, Inc.	3,290,615	—
BAART Programs, Inc.	2,404,578	1,087,000
Innocoll Pharmaceuticals Limited	1,509,774	—
Marinus Pharmaceuticals, Inc.	1,405,400	4,497,280
Accupac, Inc.	1,402,026	913,612
RumbleOn, Inc.	1,165,476	3,939,637
Pluralsight, LLC	1,057,932	1,057,932
Grove Hotel Parcel Owner, LLC	992,930	—
Mesoblast, Inc.	852,520	—
Mindbody, Inc.	761,905	761,905
Thrasio, LLC	666,700	666,700
Dialyze Holdings, LLC	630,750	630,750
OTG Management, LLC	610,476	610,476
PRGX Global, Inc.	609,399	609,399
Liquid Environmental Solutions Corporation	557,926	—
CorEvitas, LLC	557,500	1,181,433
Relativity ODA LLC	543,700	543,700
Assembled Brands Capital LLC	513,526	2,690,942
MRI Software LLC	461,191	693,399
Tahoe Bidco B.V.	420,825	—
Acquia Inc.	412,369	431,113
ASP-R-PAC Acquisition Co LLC	395,957	—
PFNY Holdings, LLC	366,409	—
MHE Intermediate Holdings, LLC	357,143	866,429
LSL Holdco, LLC	307,709	—
Telestream Holdings Corporation	300,600	360,720
Kings Buyer, LLC	289,831	—
Apptio, Inc.	276,923	276,923
Berner Food & Beverage, LLC	269,268	598,373
Digital.AI Software Holdings, Inc.	217,758	236,693
109 Montgomery Owner LLC	124,191	226,821
Coty Inc.	—	6,352,000
Gulf Operating, LLC	—	3,470,000
Latam Airlines Group S.A.	—	1,883,102
Sunland Asphalt & Construction, LLC	—	1,767,564
NeuAG, LLC		1,551,000
SumUp Holdings Luxembourg S.À.R.L.	—	1,406,325
Olaplex, Inc.	—	1,026,000
Thermacell Repellents, Inc.	—	833,333
SIO2 Medical Products, Inc.	—	617,786
The Avery	—	466,977
	$29,975,431	$48,497,448

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement ("ISDA Master Agreement") with its derivative counterparty, The Bank of New York Mellon. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of June 30, 2022, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's foreign currency forward contracts.
Net unrealized gains or losses on foreign currency forward contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on foreign currency forward contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Foreign currency forward contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of June 30, 2022.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$13,453,877	€12,710,431	8/11/2022	$129,570	$—	Derivative asset
Foreign currency forward contract	$15,497,227	£12,568,533	8/11/2022	$222,471	$—	Derivative asset
				$352,041	$—
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2021.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$13,551,234	€11,534,208	11/12/2021	$173,075	$—	Derivative asset
Foreign currency forward contract	$17,392,336	£12,568,533	11/12/2021	$444,929	$—	Derivative asset
				$618,004	$—

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the three and nine months ended June 30, 2022, except as discussed below.

Distribution Declaration
On August 5, 2022, the Company's Board of Directors approved a quarterly distribution of $0.44 per share, payable in cash on September 27, 2022 to the Company's stockholders of record as of the close of business on September 15, 2022.

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
We conducted private offerings (each, a “Private Offering”) of shares of our common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each Closing of a Private Offering, each investor participating in that closing made a capital commitment (each, a “Capital Commitment") to purchase our Common Stock pursuant to a subscription agreement entered into with us in connection with its Capital Commitment (“Subscription Agreement”). Investors were required to fund drawdowns to purchase our Common Stock up to the amount of their respective Capital Commitments on an as-needed basis with a minimum of ten calendar days' prior notice (excluding the initial drawdown for each investor). The initial closing of a Private Offering occurred on August 6, 2018 (the “Initial Closing”). We commenced our loan origination and investment activities shortly after our initial capital drawdown from our non-affiliated investors (the "Initial Drawdown"). The proceeds from the Initial Drawdown provided us with the necessary seed capital to commence operations. As of June 30, 2022, we completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.
Business Environment and Developments
Global financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, rising interest rates, a potential recession, the current conflict in Ukraine and the ongoing uncertainty related to the COVID-19 pandemic have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain companies in the energy, raw materials and transportation sectors, among others. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures and equity purchase price multiples.
We are unable to predict the full effects of these macroeconomic events or how long any further market disruptions or volatility might last. We continue to closely monitor the impact these events have on our business, industry and portfolio companies and will provide constructive solutions where necessary.

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
As of June 30, 2022, 92.3% of our debt investment portfolio (at fair value) and 92.5% of our debt investment portfolio (at cost) bore interest at floating rates. Most of our floating rate loans are indexed to the LIBOR and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. Certain loans are also indexed to the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury Securities, or the Sterling Overnight Index Average ("SONIA"), an alternative reference rate that is based on transactions. In July 2017, the head of the United Kingdom Financial Conduct Authority (the "FCA") announced the desire to phase out the use of LIBOR by the end of 2021. However, in March 2021 the FCA announced that most U.S. dollar LIBOR would continue to be published through June 30, 2023 effectively extending the LIBOR transition period to June 30, 2023. The FCA no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with SOFR. Although there have been issuances utilizing SOFR or SONIA, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.
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
As of June 30, 2022, investments at fair value were $566,675,653, down from $575,429,432 held at September 30, 2021, primarily driven by unrealized losses related to credit spread widening, partially offset by new originations during the nine months ended June 30, 2022.
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
As of each of June 30, 2022 and September 30, 2021, there were no investments on non-accrual status.

Portfolio Composition
As of June 30, 2022, the fair value of our investment portfolio was $566.7 million and was comprised of investments in 115 portfolio companies. As of September 30, 2021, the fair value of our investment portfolio was $575.4 million and was comprised of investments in 108 portfolio companies.
As of June 30, 2022 and September 30, 2021, our investment portfolio consisted of the following:

	June 30, 2022	September 30, 2021
Cost:
Senior Secured Debt	97.50%	97.57%
Preferred Equity	1.78%	1.28%
Common Equity & Warrants	0.50%	0.46%
Subordinated Debt	0.22%	0.69%
Total	100.00%	100.00%

	June 30, 2022	September 30, 2021
Fair Value:
Senior Secured Debt	97.24%	97.30%
Preferred Equity	2.03%	1.49%
Common Equity & Warrants	0.50%	0.53%
Subordinated Debt	0.23%	0.68%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	June 30, 2022	September 30, 2021
Fair Value:
Application Software	19.67%	18.42%
Pharmaceuticals	5.26%	6.08%
Biotechnology	4.07%	5.65%
Construction & Engineering	3.75%	3.63%
Industrial Machinery	3.60%	3.65%
Aerospace & Defense	3.15%	2.81%
Fertilizers & Agricultural Chemicals	3.12%	3.18%
Internet & Direct Marketing Retail	3.11%	3.08%
Health Care Technology	3.07%	0.98%
Personal Products	2.86%	5.11%
Data Processing & Outsourced Services	2.72%	2.74%
Health Care Supplies	2.44%	1.42%
Automotive Retail	2.35%	1.85%
Internet Services & Infrastructure	2.34%	2.12%
Insurance Brokers	2.33%	2.57%
Health Care Services	2.08%	2.73%
Home Improvement Retail	1.98%	1.98%
Health Care Distributors	1.96%	0.84%
Airport Services	1.82%	1.75%
Integrated Telecommunication Services	1.65%	1.90%
Distributors	1.65%	—%
Metal & Glass Containers	1.59%	0.97%
Real Estate Services	1.50%	1.52%
Soft Drinks	1.45%	1.40%
Cable & Satellite	1.43%	1.57%
Movies & Entertainment	1.38%	1.37%
Leisure Facilities	1.30%	0.77%
Oil & Gas Storage & Transportation	1.26%	1.52%
Electrical Components & Equipment	1.24%	1.26%
Other Diversified Financial Services	1.22%	1.11%
Oil & Gas Refining & Marketing	1.10%	1.35%
Real Estate Operating Companies	0.99%	1.24%
IT Consulting & Other Services	0.87%	1.00%
Specialized Finance	0.82%	0.80%
Education Services	0.82%	—%
Environmental & Facilities Services	0.81%	—%
Home Furnishings	0.80%	0.83%
Diversified Support Services	0.79%	0.77%
Health Care Equipment	0.77%	0.76%
Communications Equipment	0.76%	0.83%
Paper Packaging	0.57%	—%
Hotels, Resorts & Cruise Lines	0.57%	—%
Restaurants	0.56%	0.59%
Consumer Finance	0.39%	—%
Leisure Products	0.38%	1.41%
Air Freight & Logistics	0.35%	—%
Research & Consulting Services	0.27%	0.42%
Housewares & Specialties	0.20%	0.12%
Food Distributors	0.20%	0.26%
Diversified Banks	0.19%	0.20%
Alternative Carriers	0.18%	0.17%
Specialty Chemicals	0.11%	0.13%
Construction Materials	0.11%	0.15%
Advertising	0.04%	—%
Independent Power Producers & Energy Traders	—%	1.31%
Airlines	—%	0.74%
Interactive Media & Services	—%	0.70%
Managed Health Care	—%	0.68%
Thrifts & Mortgage Finance	—%	0.67%
Forest Products	—%	0.34%
Electric Utilities	—%	0.27%
Electronic Components	—%	0.24%
Food Retail	—%	0.04%
Total	100.00%	100.00%

The table below describes investments by geographic composition at fair value as a percentage of total investments:

	June 30, 2022	September 30, 2021
Fair Value:
United States	88.67%	86.07%
United Kingdom	5.71%	5.97%
Switzerland	2.03%	2.22%
Australia	1.38%	1.37%
Iceland	1.22%	1.19%
Luxembourg	0.99%	1.70%
Chile	—%	0.74%
Singapore	—%	0.70%
Canada	—%	0.04%
Total	100.00%	100.00%

See the Schedule of Investments as of June 30, 2022 and September 30, 2021 in our consolidated financial statements in Part I, Item 1, of this Form 10-Q for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of the three and nine months ended June 30, 2022 and June 30, 2021
Investment Income
Total investment income for the three months ended June 30, 2022 was $13,633,243 and consisted of $13,050,211 of interest income primarily from portfolio investments (including $1,120,082 of PIK interest income), $558,320 of fee income and $24,712 of dividend income. Total investment income for the three months ended June 30, 2021 was $14,402,313 and consisted of $12,474,451 of interest income primarily from portfolio investments (including $1,063,850 of PIK interest income) and $1,927,862 of fee income. The decrease of $769,070 in total investment income, as compared to the prior year comparative quarter, was due to a $1,369,542 decrease in fee income primarily due to lower prepayment fees during the quarter, partially offset by a $575,760 increase in interest income, which was due to a larger investment portfolio and a higher yield on investments partially offset by lower OID accretion, and a $24,712 increase in dividend income.
Total investment income for the nine months ended June 30, 2022 was $41,469,543 and consisted of $40,173,506 of interest income primarily from portfolio investments (including $3,010,940 of PIK interest income), $1,271,325 of fee income and $24,712 of dividend income. Total investment income for the nine months ended June 30, 2021 was $36,377,375 and consisted of $32,345,508 of interest income primarily from portfolio investments (including $2,960,403 of PIK interest income) and $4,031,867 of fee income. The increase of $5,092,168 in total investment income, as compared to the prior year comparative period, was due to a $7,827,998 increase in interest income, which was due to a larger investment portfolio and a higher yield on investments, and a $24,712 increase in dividend income, partially offset by a $2,760,542 decrease in fee income primarily due to lower prepayment fees during the nine month period. Based on fair value as of June 30, 2022, the weighted average yield on our debt investments was 9.4%, compared to 8.2% as of June 30, 2021.

Expenses
Total expenses for the three months ended June 30, 2022 and June 30, 2021 were $4,945,430 and $5,889,934, respectively. The decrease in total expenses for the three months ended June 30, 2022, as compared to the prior year comparative quarter, was primarily due to (1) a $1,383,532 decrease in accrued capital gains incentive fees as a result of a reversal of previously accrued capital gains incentive fees driven by unrealized losses during the current quarter, (2) a decrease in total investment income and higher interest expense which resulted in a $299,516 decrease in investment income incentive fees and (3) a $34,499 decrease in base management fees primarily driven by an increase in leverage since management fees are not to exceed 1.75% per annum of the Unleveraged Asset Value, partially offset by a $768,766 increase in interest expense as leverage and reference rates increased.
Total expenses for the nine months ended June 30, 2022 and June 30, 2021 were $16,213,876 and $16,801,510, respectively. The decrease in total expenses for the nine months ended June 30, 2022, as compared to the prior year comparative period, was primarily due to a $3,908,598 decrease in accrued capital gains incentive fees as a result of a reversal of previously accrued capital gains incentive fees driven by unrealized losses during the current period, partially offset by (1) a $2,358,987 increase in interest expense as leverage and reference rates increased, (2) an increase in total investment income, partially offset by higher interest expense which resulted in a $445,307 increase in investment income incentive fees, and (3) an increase in the size of our investment portfolio as compared to the prior year comparative period, which drove a $443,852 increase in base management fees.

	Three months ended June 30, 2022	Three months ended June 30, 2021	Nine months ended June 30, 2022	Nine months ended June 30, 2021
Expenses:
Base management fee	$1,363,619	$1,398,118	$4,289,728	$3,845,876
Investment income incentive fee	1,850,189	2,149,705	5,816,775	5,371,468
Capital gains incentive fee	(1,287,059)	96,473	(1,988,557)	1,920,041
Professional fees	252,017	257,669	801,637	741,431
Directors fees	38,750	38,750	116,250	116,250
Interest expense	2,399,380	1,630,614	6,206,849	3,847,862
Administrator expense	108,141	105,792	342,356	313,934
General and administrative expenses	220,393	212,813	628,838	644,648
Total expenses	$4,945,430	$5,889,934	$16,213,876	$16,801,510
Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation was $16,688,591 for the three months ended June 30, 2022, primarily due to unrealized depreciation across various investments in the portfolio and unrealized depreciation on foreign currency forward contracts. Net unrealized depreciation was $98,033 for the three months ended June 30, 2021, primarily driven by unrealized depreciation across various investments in the portfolio, partially offset by unrealized appreciation of foreign currency forward contracts.
Net unrealized depreciation was $21,718,165 for the nine months ended June 30, 2022, primarily due to unrealized depreciation across various investments in the portfolio and unrealized depreciation of foreign currency forward contracts. Net unrealized appreciation was $7,893,619 for the nine months ended June 30, 2021, primarily driven by unrealized appreciation across various investments in the portfolio and unrealized appreciation of foreign currency forward contracts.
Net Realized Gains (Losses)
Net realized gains were $2,730,439 and $695,814 for the three months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022, net realized gains were primarily due to realized gains on foreign currency forward contracts and realized gains resulting from exits of various investments in the portfolio. For the three months ended June 30, 2021, net realized gains were primarily due to realized gains resulting from exits of various investments in the portfolio, partially offset by realized losses on foreign currency forward contracts. Net realized gains were $4,242,798 and $1,821,499 for the nine months ended June 30, 2022 and 2021, respectively. For the nine months ended June 30, 2022, net realized gains were primarily due to realized gains on foreign currency forward contracts and realized gains resulting from exits of various investments in the portfolio. For the nine months ended June 30, 2021, net realized gains were primarily due to realized gains resulting from exits of various investments in the portfolio, partially offset by realized losses on foreign currency forward contracts.

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
For the nine months ended June 30, 2022, we experienced a net increase in cash and cash equivalents and restricted cash of $7,417,681. During that period, $27,935,145 of cash was provided by operating activities, primarily consisting of cash proceeds from the sales and repayments of investments, a net decrease in net receivables from unsettled transactions and cash provided by net investment income, partially offset by cash used to fund new investments. During the same period, cash used in financing activities was $20,227,174, primarily consisting of distributions to stockholders of $29,059,871 and $4,167,303 of net repayment of secured borrowings, partially offset by $13,000,000 of net borrowings under our credit facilities.
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

As of June 30, 2022, we had $30,990,696 of cash and cash equivalents (including $9,815,519 of restricted cash), portfolio investments (at fair value) of $566,675,653, $2,673,301 of interest receivable, $264,000,000 of borrowings outstanding under our credit facilities, $5,802,122 of secured borrowings and $1,202,630 of net payables from unsettled transactions.
As of September 30, 2021, we had $23,573,015 of cash and cash equivalents (including $4,317,968 of restricted cash), portfolio investments (at fair value) of $575,429,432, $3,196,194 of interest receivable, $251,000,000 of borrowings outstanding under our credit facilities, $9,969,425 of secured borrowings and $11,349,581 of receivables from unsettled transactions.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2022 and September 30, 2021, off-balance sheet arrangements consisted of $29,975,431 and $48,497,448, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
As of June 30, 2022, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to take advantage of market opportunities in the current economic climate.
Contractual Obligations

	Debt Outstanding as of September 30, 2021	Debt Outstanding as of June 30, 2022	Weighted average debt outstanding for the nine months ended June 30, 2022	Maximum debt outstanding for the nine months ended June 30, 2022
Citibank Facility	$200,000,000	$231,000,000	$220,260,073	$231,000,000
CNB-2 Facility	51,000,000	33,000,000	35,619,048	51,000,000
Secured Borrowings	9,969,425	5,802,122	9,355,812	13,000,786
Total debt	$260,969,425	$269,802,122	$265,234,933

	Payments due by period as of June 30, 2022
	Total	< 1 year	1-3 years	3-5 years
CNB-2 Facility	$33,000,000	$33,000,000	$—	$—
Interest due on CNB-2 Facility	1,125,870	1,125,870	—	—
Citibank Facility	231,000,000	—	231,000,000	—
Interest due on Citibank Facility	25,882,276	10,039,352	15,842,924	—
Secured borrowings	5,802,122	5,802,122	—	—
Interest due on secured borrowings	51,106	51,106	—	—
Total	$296,861,374	$50,018,450	$246,842,924	$—
Equity Activity
As of June 30, 2022 and September 30, 2021, we completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.

We have the authority under our organizational documents to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for our Common Stock through June 30, 2022:

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
Leverage
On July 9, 2018, our sole stockholder approved our becoming subject to a minimum asset coverage ratio of 150% as set forth in Section 61(a)(2) of the Investment Company Act. As a result of this approval, we are permitted to borrow amounts so long as our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2022, our asset coverage ratio, as defined in the Investment Company Act, was 220.6%, and senior securities outstanding were $269.8 million.
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

As of June 30, 2022 and September 30, 2021, we had $33.0 million and $51.0 million, respectively, outstanding under the CNB-2 Facility. For the nine months ended June 30, 2022 and 2021, our borrowings under the CNB-2 Facility bore interest at a weighted average interest rate of 2.88% and 3.05%, respectively. For the three and nine months ended June 30, 2022, we recorded interest expense (inclusive of fees) of $293,381 and $967,745, respectively, related to the CNB-2 Facility. For the three and nine months ended June 30, 2021, we recorded interest expense (inclusive of fees) of $412,780 and $951,038, respectively, related to the CNB-2 Facility.
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
As of June 30, 2022 and September 30, 2021, we had $231.0 million and $200.0 million, respectively, outstanding under the Citibank Facility. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 2.69% and 2.36% for the nine months ended June 30, 2022 and 2021, respectively. For the three and nine months ended June 30, 2022, we recorded interest expense (inclusive of fees) of $2,063,349 and $4,992,882, respectively, related to the Citibank Facility. For the three and nine months ended June 30, 2021, the Company recorded interest expense (inclusive of fees) of $1,154,709 and $2,794,358, respectively, related to the Citibank Facility.
Secured Borrowings
As of June 30, 2022, we had $5.8 million of secured borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 120 days of the trade date. Our secured borrowings bore interest at a weighted average rate of 3.47% for the nine months ended June 30, 2022. We recorded $42,650 and $246,222 of interest expense in connection with secured borrowings for the three and nine months ended June 30, 2022, respectively.
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

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2021	61.6%	34.5%

The following table reflects the distributions per share that we have paid on our common stock during the nine months ended June 30, 2022:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	December 15, 2021	December 28, 2021	$0.42	$7,308,472
Special	December 15, 2021	December 28, 2021	0.38	6,612,424
Quarterly	March 15, 2022	March 28, 2022	0.43	7,482,481
Quarterly	June 15, 2022	June 30, 2022	0.44	7,656,494
			$1.67	$29,059,871

The following table reflects the distributions per share that the Company has paid on its common stock during the nine months ended June 30, 2021:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	December 15, 2020	December 31, 2020	$0.35	$6,090,393
Special	December 15, 2020	December 31, 2020	0.62	10,788,696
Quarterly	March 15, 2021	March 26, 2021	0.35	6,090,393
Quarterly	June 15, 2021	June 30, 2021	0.40	6,960,449
			$1.72	$29,929,931
Related Party Transactions
We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator, an affiliate of the Adviser. The Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and is a subsidiary of Oaktree Capital Group, LLC.
Recent Developments
Distribution Declaration
On August 5, 2022, our Board of Directors approved a quarterly distribution of $0.44 per share, payable in cash on September 27, 2022 to our stockholders of record as of the close of business on September 15, 2022.

Rule 2a-5

On August 5, 2022, the Board of Directors appointed the Adviser as the valuation designee under Rule 2a-5 of the 1940 Act effective September 8, 2022 for purposes of determining the fair value of our investments.

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
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our risk management procedures are designed to identify and analyze our risk, to set appropriate policies and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR, SOFR, SONIA and prime rates, to the extent our debt investments include floating interest rates.
As of June 30, 2022, 92.3% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of June 30, 2022 and September 30, 2021 was as follows:

	June 30, 2022		September 30, 2021
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$39,670,770	7.79%	$48,594,490	9.30%
>0% and <1%	127,023,848	24.92	97,766,063	18.72
1%	322,346,972	63.24	355,262,700	68.02
>1%	20,653,292	4.05	20,656,619	3.96
Total	$509,694,882	100.00%	$522,279,872	100.00%

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2022, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$12,852,424	$(6,600,000)	$6,252,424
200	10,238,155	(5,280,000)	4,958,155
150	7,645,419	(3,960,000)	3,685,419
100	5,070,993	(2,640,000)	2,430,993
50	2,522,957	(1,320,000)	1,202,957

Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(2,496,052)	$1,320,000	$(1,176,052)
100	(4,550,595)	2,597,100	(1,953,495)
150	(5,702,568)	3,752,100	(1,950,468)
200	(6,104,763)	4,907,100	(1,197,663)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily most of the floating rate loans is indexed to the LIBOR, SOFR, SONIA and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of June 30, 2022 and September 30, 2021:

	June 30, 2022		September 30, 2021
	Debt Investments	Borrowings	Debt Investments	Borrowings
Prime rate	$590,198	$—	$1,097,727	$—
LIBOR:
30 day	176,839,513	33,000,000	135,281,414	51,000,000
90 day	207,583,418	231,000,000	259,893,962	200,000,000
180 day	65,035,176	—	79,023,702	—
360 day	8,194,427	—	20,074,643	—
EURIBOR:
30 day	5,380,931	—	5,965,116	—
90 day	7,129,969	—	7,904,039	—
180 day	1,100,579	—	5,428,096	—
SOFR
30 day	28,896,120	—	—	—
90 day	16,525,205	—	—	—
SONIA
30 day	3,795,156	—	—	—
180 day	12,128,893
UK LIBOR:
30 day	—	—	4,213,594	—
180 day	—	—	13,466,173	—
Fixed rate	42,897,946	5,802,122	42,102,695	9,969,425
Total	$576,097,531	$269,802,122	$574,451,161	$260,969,425

Item 4. Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 8, 2022