Form 10-K
period 2022-09-30
Oaktree Strategic Income II, Inc.
filed 2022-12-14
CIK 1744179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Class	Outstanding at December 13, 2022
Common stock, $0.001 par value	17,401,121

As of September 30, 2022, there was no established public market for the registrant's common stock.

OAKTREE STRATEGIC INCOME II, INC.

FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2022

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
As of September 30, 2022, we completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser. As of September 30, 2022, the fair value of our investment portfolio was $559.3 million and was comprised of investments in 115 portfolio companies. At fair value, 97.3% of our portfolio consisted of senior secured debt investments as of September 30, 2022. The weighted average annual yield of our debt investments at fair value as of September 30, 2022 was approximately 10.6%.
We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a BDC, subject to certain limited exceptions, we are currently only allowed to borrow amounts in accordance with the asset coverage requirements in the Investment Company Act. On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended Section 61(a) of the Investment Company Act to add a new Section 61(a)(2) that reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements, which we have made, and obtains certain approvals, which we have obtained. Accordingly, we are subject to an asset coverage requirement of 150%. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2022, we had senior securities outstanding of $257.0 million and an asset coverage ratio of 225.3%.

On September 14, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oaktree Specialty Lending Corporation, a Delaware corporation (“OCSL”), Project Superior Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of OCSL (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of OCSL (the “Merger”) and, immediately thereafter, the Company will merge with and into OCSL, with OCSL continuing as the surviving company (together with the Merger, the “Mergers”). See “Risk Factors – Risks Relating to the Mergers” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Merger Agreement” for further information regarding the Merger Agreement and the Mergers.
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
In 2019, Brookfield acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams. Brookfield is a leading global alternative asset manager with over a 100 year history and over $750 billion of assets under management (inclusive of OCG) across a broad portfolio of real estate, infrastructure, renewable power, credit and private equity assets. Commencing in 2022, OCG's founders, senior management and current and former employee-unitholders of OCG will be able to sell their remaining OCG units to Brookfield over time pursuant to an agreed upon liquidity schedule and approach to valuing such units at the time of liquidation. Pursuant to this liquidity schedule, the earliest year in which Brookfield could own 100% of the OCG business is 2029.
The primary firm-wide goal of our Adviser and its affiliates is to achieve attractive returns while bearing less than commensurate risk. Our Adviser and its affiliates believe that they can achieve this goal by taking advantage of market inefficiencies in which financial markets and their participants fail to accurately value assets or fail to make available to companies the capital that they reasonably require. Our Adviser and its affiliates believe that their defining characteristic is their adherence to the highest professional standards, which has yielded several important benefits. First and foremost, this characteristic has allowed our Adviser and its affiliates to attract and retain an extremely talented group of investment professionals (the "Investment Professionals"), as well as accounting, valuation, legal, compliance and other administrative professionals. As of September 30, 2022, our Adviser and its affiliates had more than 1,000 professionals in 20 cities and 14 countries, including a deep and broad credit platform drawing from more than 350 highly experienced investment professionals with significant origination, structuring and underwriting expertise. Specifically, the Strategic Credit group that is primarily responsible for implementing our investment strategy consists of approximately 30 Investment Professionals led by Armen Panossian, our Chief Executive Officer and Chief Investment Officer, who focus on the investment strategy employed by our Adviser and certain of its affiliates. In addition, this characteristic has permitted the investment team to build strong relationships with brokers, banks and other market participants. These institutional relationships have been instrumental in strengthening access to trading opportunities, to understanding the current market, and to executing the investment team’s investment strategies. Our Adviser and its affiliates aim to attract, motivate and retain talented employees (both Investment Professionals and accounting, valuation, legal, compliance and other administrative professionals) by making them active participants in, and beneficiaries of, the platform’s success. In addition to competitive base salaries, all OCM employees share in a discretionary bonus pool. An employee’s participation in the bonus pool is based on the overall success of our Adviser and its affiliates and the individual employee’s performance and level of responsibility.
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
Business Strategy
Our investment objective is to generate current income and long-term capital appreciation. Our Adviser intends to implement the following business strategy to achieve our investment objective:

•Portfolio Positioning. Our Adviser intends to generate a competitive return on equity and sustainable, consistent dividends through (1) opportunistically investing across the capital structure, (2) seeking to take advantage of dislocations in financing markets and other situations that may benefit from our Adviser’s credit and restructuring expertise, and (3) generating capital appreciation and income through secondary investments at discounts to par in either private or syndicated transactions.

•Emphasis on Proprietary Deals. Our Adviser is focused on proprietary opportunities as well as partnering with other lenders as appropriate. Dedicated sourcing professionals of our Adviser and its affiliates are in continuous contact with financial sponsors and corporate clients to originate proprietary deals and seek to leverage the networks and relationships of the Investment Professionals with management teams and corporations to originate non-sponsored transactions. Since 2005, our Adviser and its affiliates have invested more than $31 billion in over 500 directly originated loans, and the platform of our Adviser and its affiliates has the capacity to invest in large deals and to solely underwrite transactions.
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
•Manage Risk Through Loan Structures. Our Adviser seeks to leverage its experience in identifying structural risks in prospective portfolio companies and developing customized solutions to enhance downside protection where possible. Our Adviser has the expertise to structure comprehensive, flexible and customized solutions for companies of all sizes across numerous industry sectors. Our Adviser employs a rigorous due diligence process and seeks to include covenant protections designed to ensure that we, as the lender, can negotiate with a portfolio company before a debt investment reaches impairment. The platform of our Adviser and its affiliates can address a wide range of borrower needs, with capability to invest across the capital structure and to fund large loans, and our Adviser pays close attention to market trends. Our Adviser provides certainty to borrowers by seeking to provide fully underwritten financing commitments and has expertise in both performing credit as well as restructuring and turnaround situations, which allows us to lend at times of market stress when our competitors may halt or reduce investment activity.
Our Adviser’s emphasis is on fundamental credit analysis, consistency and downside protection, all of which are key tenets of its investment philosophy and important in times of market dislocation. We believe this philosophy strongly aligns with the interests of our stockholders. Our Adviser controls primarily for risk, rather than return. Although this may lead us to underperform in bullish markets, we expect that prudence across the economic cycle and limiting losses will allow us to achieve our investment objectives.
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
We seek to invest opportunistically across asset classes and geographies and expect most of our investments to be in securities of eligible portfolio companies, in the form of senior loans, and to a lesser extent, high yield bonds, where such companies may be in need of direct loans, rescue financings or other capital solutions or that may have had challenged or unsuccessful primary offerings. As of September 30, 2022, the fair value of our investment portfolio was $559.3 million and was comprised of investments in 115 portfolio companies. At fair value as of September 30, 2022, 97.3% of our portfolio consisted of senior secured loans, including 84.6% of first lien loans and 12.7% of second lien loans, and 0.2% of our portfolio consisted of unsecured debt investments.
When we make a debt investment, we may also be granted equity, such as warrants to purchase common stock in a portfolio company. To a lesser extent, we may also make preferred and/or common equity investments, which are usually in conjunction with a concurrent debt investment or the result of an investment restructuring. For non-control equity investments, we generally seek to structure our non-control equity investments to provide us with minority rights protections and event-driven put rights. We also seek to obtain limited registration rights in connection with these investments, which may include “piggyback” registration rights. At fair value as of September 30, 2022, 2.5% of our portfolio consisted of common equity, preferred equity and warrants.
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

Opportunities in Public Markets. Certain factors may also create opportunities for us in the public market and allow us to leverage Oaktree’s broader credit platform and decades of credit investing experience. These factors may include:

•Macro Factors. Macro factors that drive market dislocations can ripple through the global economy and include sovereign debt crises, political elections, global pandemics and other unexpected geopolitical events. These factors drive highly correlated “risk on” and “risk off” market swings and frequently result in the indiscriminate selling of securities and obligations at prices that the Investment Professionals believe are well below their intrinsic values.

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
Valuation Procedures
We generally invest in debt securities issued by private middle-market companies. We are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by our Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act. See “– Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Investment Valuation” for a description of our investment valuation processes and procedures.
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
Emerging Growth Company
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). As a result, we have taken advantage of the exemption under the JOBS Act for emerging growth companies that allows companies like us to temporarily forgo the auditor attestation requirements of the Sarbanes-Oxley Act. See “Item 1A. Risk Factors – Risks Relating to Our Business and Structure – We are an “emerging growth company,” and we do not know if such status will make our shares less attractive to investors.” We do not take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of an initial public offering, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of the Common Stock that is held by non-affiliates exceeds $700 million as of the end of the prior second fiscal quarter, and (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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
A “Liquidity Event” means: at the discretion of our board of directors: (a) a Qualified Listing or (b) with the consent of a majority of outstanding shares of Common Stock not affiliated with the Adviser and in accordance with the applicable requirements of Delaware law, a corporate control transaction, which may include a strategic sale of the Company or all or substantially all of our assets to, or a merger with, another entity, or another type of corporate control event, which may include, but is not limited to, a transaction with an affiliated entity, including an affiliated BDC, for consideration in cash or publicly listed securities of such entity or a combination of cash and such publicly listed securities (each, a “Corporate Control Transaction”). If approved by our stockholders and consummated, the Mergers will be a “Liquidity Event” for purposes of the foregoing.
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
Allocation of Investment Opportunities and Potential Conflicts of Interest
Our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our Adviser’s affiliates. For example, Oaktree presently serves as the investment adviser to OCSL, which is a publicly traded business development company. OCSL has historically invested in debt and debt-like instruments similar to those we target for investment. Therefore, there may be certain investment opportunities that satisfy our investment criteria and that of OCSL as well as private investment funds and accounts advised or sub-advised by Oaktree or its affiliates. OCSL operates as a distinct and separate entity, and any investment in the Common Stock will not be an investment in OCSL. In addition, all of our executive officers serve in substantially similar capacities for OCSL. Accordingly, our executive officers may have obligations to investors in those entities, the fulfillment of which might not be in our best interests or the best interests of our stockholders. For example, the personnel of the Adviser may face conflicts of interest in the allocation of investment opportunities to us and OCSL.
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

Summary Risk Factors

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

•A significant portion of our portfolio securities do not have a readily available market price and, as a result, valuations of our portfolio involve uncertainties and subjective determinations — Our portfolio securities typically do not have a readily available market price and, in such a case, we value these securities at fair value as determined in good faith by our Adviser under procedures adopted by our board of directors, which valuation is inherently subjective and may not reflect what we may actually realize from the sale of the investment.

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

•There are risks related to the Mergers that could adversely affect us or our stockholders. Stockholders cannot be sure of the market value of the consideration they will receive in connection with the Mergers until the closing date of the Mergers. OCSL may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits. The Mergers may not be consummated, which may have a negative impact on our business.

•General economic and market conditions, including those caused by inflation and a rising interest rate environment, could materially affect the success of our activities and investments. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us, and market conditions (including inflation, supply chain issues and decreased consumer demand) have adversely impacted, and could in the future further impact, the operations of certain of our portfolio companies.

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

We have acquired, and may in the future opportunistically acquire the securities and obligations of distressed companies.  These investments in distressed or bankrupt companies are subject to significant risks, including lack of income, extraordinary expenses, uncertainty with respect to satisfaction of debt, lower-than-expected investment values or income potentials and resale restrictions.

We have acquired, and may in the future acquire, the securities and other obligations of distressed or bankrupt companies. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, when we invest in distressed debt, our ability to achieve current income for our stockholders may be diminished, particularly where the portfolio company has negative earnings before interest, taxes, depreciation and amortization ("EBITDA").

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

Valuations of our portfolio, which will affect the amount of the Management Fee and Incentive Fee and our performance results, may involve uncertainties and judgmental determinations. As a BDC, we are required to account for our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. Typically, there is not a public market for the securities of the privately held companies in which we invest. As a result, we value these securities quarterly at fair value as determined in good faith by or under the direction of our board of directors. Our board of directors has designated the Adviser as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act. The fair value of such securities may change, potentially materially, between the date of the fair value determination and the release of the financial results for the corresponding period or the next date at which fair value is determined.

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

Except to the extent required as a BDC or RIC, the Adviser is not under any other obligation to diversify our investments, whether by reference to the amount invested or the industries or geographical areas in which portfolio companies operate. Oaktree may allocate capital among investments as it determines in its sole discretion, subject to the goal of maximizing our returns, and stockholders will have no assurances with respect to the diversification or geographic concentration of the investment program. This lack of diversification will expose us to losses disproportionate to market declines in general if there are disproportionately greater adverse price movements in the particular investments, and our investment portfolio may be subject to more rapid changes in value than would be the case if we were required to maintain a wide diversification among companies, industries and types of securities. To the extent we hold investments concentrated in a particular issuer, security, asset class, industry or geographic region, we will be more susceptible than a more widely diversified investment vehicle to the negative consequences of a single corporate, economic, political or regulatory event. Unfavorable performance by any number of investments could substantially adversely affect the aggregate returns realized by stockholders. Approximately 19.69% of the Company's investments at fair value as of September 30, 2022 are concentrated in the Application Software industry.
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
We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

Debt investments that we make may be based on floating rates, such as SOFR (as defined below), SONIA (as defined below) LIBOR, the Euro Interbank Offered Rate, or alternate base rates such as the prime rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. It is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. On March 5, 2021, the Financial Conduct Authority and ICE Benchmark Authority announced that the publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings ceased to be published as of December 31, 2021, while the publication of the overnight, 1 month, 3 month, 6 month, and 12 months U.S. dollar (“USD”) LIBOR settings will cease after June 30, 2023. To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On December 6, 2021, the ARRC released a statement selecting and recommending forms of SOFR, along with associated spread adjustments and conforming changes, to replace references to 1-week and 2-month USD LIBOR. We expect that a substantial portion of our future floating rate investments will be linked to SOFR. At this time, it is not possible to predict the effect of the transition to SOFR.

Because we have borrowed money, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

In 2022, the U.S. Federal Reserve raised short term interest rates and has suggested additional interest rate increases may come. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR or SOFR floor, as applicable), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

A change in the general level of interest rates can be expected to lead to a change in the interest rates we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold in the Investment Advisory Agreement and may result in a substantial increase in the amount of incentive fees payable to our Adviser with respect to the portion of the incentive fee based on income.

The general increase in interest rates has had the effect of increasing our net investment income, which makes it easier for our Adviser to receive incentive fees.

The general increase in interest rates has had the effect of increasing the interest rate that we receive on many of our debt investments. Accordingly, it has become easier for our Adviser to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Advisory Agreement and has resulted in an increase in the amount of the income-based incentive fee payable to our Adviser.

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
We are an “emerging growth company” as defined in the JOBS Act, which means that we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. As a result, we have taken advantage of the exemption for emerging growth companies allowing us to temporarily forgo the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We cannot predict if investors will find the Common Stock less attractive because we rely on this exemption. If some investors find the Common Stock less attractive as a result, there may be less of an interest in investing. We did not take advantage of other disclosure or reporting exemptions for emerging growth companies under the JOBS Act. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of an initial public offering, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of the Common Stock that is held by non-affiliates exceeds $700 million as of the end of the prior second fiscal quarter, and (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

As of September 30, 2022, we had $37.0 million of outstanding indebtedness under our CNB-2 Facility and $220.0 million of outstanding indebtedness under our Citibank Facility. These debt instruments require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2022 was 5.3% (exclusive of deferred financing costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2022 total assets of at least 2.3%. If we are unable to meet the financial obligations under our credit facilities, the lenders under the credit facilities will have a superior claim to our assets over our stockholders.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Portfolio (Net of Expenses)	- 10%	- 5%	0%	5%	10%
Corresponding net return to common stockholder	-22.18	-13.19	-4.20	4.79	13.79

For purposes of this table, we have assumed $578.9 million in total assets (less all liabilities and indebtedness not represented by senior securities), $257.0 million in debt outstanding, $321.9 million in net assets as of September 30, 2022, and a weighted average interest rate of 5.3% as of September 30, 2022 (exclusive of deferred financing costs). Actual interest payments may be different.

We are subject to certain risks associated with our credit facilities.

As of September 30, 2022, substantially all of our assets were pledged as collateral under our credit facilities and may be pledged as collateral under future credit facilities. If we default on our obligations under these facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we have historically paid to our stockholders.

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
Risks Relating to the Mergers
Because the market price of OCSL Common Stock will fluctuate, our stockholders cannot be sure of the market value of the consideration they will receive in connection with the Mergers until the closing date of the Mergers.
At the Effective Time, each share of our common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by OCSL or any of its consolidated subsidiaries, the “Cancelled Shares”) will be converted into the right to receive a number of shares of common stock, par value $0.01 per share, of OCSL (“OCSL Common Stock”) equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares. The market value of such consideration to be received by our stockholders upon completion of the Mergers (the “Merger Consideration”) may vary from the closing price OCSL Common Stock, respectively, on the date the Mergers were announced, on the date of the special meeting of our stockholders to consider the adoption of the Merger Agreement and approval of the Mergers (the “Special Meeting”), and on the date the Mergers are completed. Any change in the market price of OCSL Common Stock prior to completion of the Mergers will affect the market value of the Merger Consideration that our stockholders will receive upon completion of the Mergers. Additionally, the Exchange Ratio will fluctuate as our and OCSL’s respective net asset values change prior to the closing date of the Mergers.
Accordingly, at the time of the Special Meeting, our stockholders will not know or be able to calculate the market value of the Merger Consideration they would receive upon completion of the Mergers. Neither we nor OCSL is permitted to terminate the Merger Agreement or resolicit the vote of our respective stockholders solely because of changes in the market price of shares of OCSL Common Stock. There will be no adjustment to the Merger Consideration for changes in the market price of shares of OCSL Common Stock.
Changes in the market price of OCSL Common Stock may result from a variety of factors, including, among other things:
•significant volatility in the market price and trading volume of securities of BDCs or other companies in OCSL’s sector, which are not necessarily related to the operating performance of these companies;
•inability to obtain any exemptive relief that may be required by OCSL from the SEC;
•changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and BDCs;
•loss of OCSL’s BDC or RIC status;
•changes in earnings or variations in operating results or distributions that exceed OCSL’s net investment income;
•increases in expenses associated with defense of litigation and responding to SEC inquiries;
•changes in accounting guidelines governing valuation of OCSL’s investments;
•changes in the value of OCSL’s portfolio of investments and any derivative instruments, including as a result of general economic conditions, interest rate shifts and changes in the performance of OCSL’s portfolio companies;
•any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;
•departure of Oaktree’s key personnel; and
•general economic trends and other external factors.

These factors are generally beyond the control of OCSL and may not relate to OCSL’s operating performance. The range of high and low closing sales prices per share of OCSL Common Stock as reported on Nasdaq for the three months ended September 30, 2022 was a low of $5.87 and a high of $7.25. However, historical trading prices are not necessarily indicative of future performance. You should obtain current market quotations for shares of OCSL Common Stock prior to the Special Meeting.
Sales of shares of OCSL Common Stock after the completion of the Mergers may cause the trading price of OCSL Common Stock to decline.

For illustrative purposes, based on September 30, 2022 net asset values and excluding transaction costs and other tax-related distributions, OCSL would issue approximately 2.72 shares of OCSL Common Stock pursuant to the Merger Agreement for each share of our common stock outstanding, resulting in pro forma ownership of 20.5% for our current stockholders and 79.5% for current OCSL stockholders. Following completion of the Mergers, certain of our former stockholders may be required to or decide to sell the shares of OCSL Common Stock that they receive pursuant to the Merger Agreement. In addition, OCSL’s stockholders may decide not to hold their shares of OCSL Common Stock after completion of the Mergers. In each case, such sales of OCSL Common Stock could have the effect of depressing the trading price for OCSL Common Stock and may take place promptly following the completion of the Mergers. If this occurs, it could impair OCSL’s ability to raise additional capital through the sale of equity securities should OCSL desire to do so.

Our stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.

Our stockholders will experience a substantial reduction in their percentage ownership interests and effective voting power in respect of the combined company relative to their percentage ownership interests in us prior to the Mergers. Consequently, our stockholders should expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over our management and policies. In addition, prior to completion of the Mergers, subject to certain restrictions in the Merger Agreement, we and OCSL may issue additional shares of our common stock and OCSL Common Stock, respectively, which would further reduce the percentage ownership of the combined company to be held by our current stockholders.

After completion of the Mergers, OCSL may issue additional shares of OCSL Common Stock at prices below OCSL Common Stock’s then-current NAV per share, subject to certain restrictions under the Investment Company Act, including stockholder approval of such issuance. The issuance or sale by OCSL of shares of OCSL Common Stock at a discount to NAV poses a risk of dilution to stockholders.

OCSL may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Mergers will depend in part on the integration of our investment portfolio with OCSL’s investment portfolio, the integration of our business with OCSL’s business and the ability to rotate certain of our current investments into higher yielding assets. There can be no assurance that our investment portfolio or business can be operated profitably or integrated successfully into OCSL’s operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of our investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.

OCSL also expects to achieve certain synergies and cost savings from the Mergers when the two companies have fully integrated their portfolios. It is possible that the estimates of these potential synergies and cost savings could ultimately be incorrect. The cost savings estimates also assume OCSL will be able to combine our operations and OCSL’s operations in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if OCSL is not able to successfully combine our investment portfolio or business with OCSL’s operations, the anticipated synergies and cost savings may not be fully realized or realized at all or may take longer to realize than expected.

The opinion delivered to the Special Committee and our board of directors from the financial advisor to the Special Committee will not reflect changes in circumstances between the signing of the Merger Agreement and completion of the Mergers.

The opinion of the financial advisor to a special committee comprised solely of certain of our independent directors, or the Special Committee, was delivered to the Special Committee and our board of directors on, and was dated, September 14, 2022. Changes in our or OCSL’s operations and prospects, general market and economic conditions and other factors that may be beyond the control of us or OCSL may significantly alter our value or the price of shares of OCSL Common Stock by the time the Mergers are completed. The opinion does not speak as of the time the Mergers will be completed or as of any date other than the date of such opinion.

If the Mergers do not close, we will not benefit from the expenses incurred in pursuit of the Mergers.

The Mergers may not be completed. If the Mergers are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Mergers are not completed.

The termination of the Merger Agreement could negatively impact us.

If the Merger Agreement is terminated, there may be various consequences, including:

•our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers; and

•we may not be able to find a party willing to pay an equivalent or more attractive price than the price OCSL agreed to pay in the Mergers.

The Merger Agreement limits our ability to pursue alternatives to the Mergers.

The Merger Agreement contains provisions that limit our ability to discuss, facilitate or commit to competing third party proposals to acquire all or a significant part of us. These provisions, which are typical for transactions of this type, include a termination fee of $9.8 million payable by third parties to OCSL under certain circumstances, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Mergers or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

The Mergers are subject to closing conditions, including stockholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Mergers not being completed, which may result in material adverse consequences to our business and operations.

The Mergers are subject to closing conditions, including certain approvals of our and OCSL’s respective stockholders that, if not satisfied, will prevent the Mergers from being completed. The closing condition that our stockholders adopt the Merger Agreement and approve the Mergers may not be waived under applicable law and must be satisfied for the Mergers to be completed. If our stockholders do not adopt the Merger Agreement and approve the Mergers and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. In addition, the closing condition that OCSL’s stockholders approve the issuance of shares of OCSL Common Stock pursuant to the Merger Agreement may not be waived and must be satisfied for the Mergers to be completed. If OCSL’s stockholders do not approve the issuance of shares of OCSL Common Stock pursuant to the Merger Agreement and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. In addition to the required approvals of our and OCSL’s stockholders, the Mergers are subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect completion of the Mergers. We cannot predict whether and when these other conditions will be satisfied.

We may, to the extent legally allowed, waive one or more conditions to the Mergers without resoliciting stockholder approval.

Certain conditions to our obligations to complete the Mergers may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of us and OCSL. In the event that any such waiver does not require re-solicitation of stockholders, we will have the discretion to complete the Mergers without seeking further stockholder approval. The conditions requiring the approval of our and OCSL’s stockholders, however, cannot be waived.

We will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.

Uncertainty about the effect of the Mergers may have an adverse effect on us and, consequently, on the combined company following completion of the Mergers. These uncertainties may cause those that deal with us to seek to change their existing business relationships with us. In addition, the Merger Agreement restricts us from taking actions that we might otherwise consider to be in our best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Mergers.

The market price of OCSL Common Stock after the Mergers may be affected by factors different from those affecting OCSL Common Stock currently.

Our business and OCSL’s business differ in some respects and, accordingly, the results of operations of the combined company and the market price of OCSL Common Stock after the Mergers may be affected by factors different from those currently affecting the independent results of operations, such as a larger stockholder base, a different portfolio composition and a different capital structure.

Accordingly, OCSL’s historical trading prices and financial results may not be indicative of such matters for the combined company following the Mergers.

If we have not consummated Liquidity Event, including the Mergers, by the end of the Investment Period, our board of directors (to the extent consistent with its fiduciary duties and subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act) will meet to consider our potential wind down and/or liquidation and dissolution.

If we have not consummated a Liquidity Event, including the Mergers, by the end of the Investment Period, our board of directors (to the extent consistent with its fiduciary duties and subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act) will meet to consider our potential wind down and/or liquidation and dissolution. To the extent our Board determines to pursue a liquidation or dissolution, no assurances can be provided as to what price they will be able to obtain from selling or liquidating our investments and we could end up being liquidated below our then NAV per share or at a price per share below what stockholders paid.

In the event of any liquidation, dissolution or winding up of our affairs, our common stockholders would receive any remaining net assets only after payment or provision or payment of our debts and other liabilities and subject to the prior rights of any outstanding preferred stock. In addition, we expect that we would incur certain costs associated with a liquidation or dissolution. Accordingly, to the extent our board of directors determines to proceed with our liquidation or dissolution, it could result in a loss for our common stockholders.

General Risk Factors
General economic and market conditions, including those caused by inflation and a rising interest rate environment, could materially affect the success of our activities and investments.
Any disruptions in the capital markets, as a result of inflation and a rising interest environment or otherwise, may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and any other unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. During the spring of 2020, the occurrence of these events during the initial onset of the COVID-19 pandemic negatively impacted the fair value of the investments that we held and, if they were to occur again in the future, could limit our investment originations (including as a result of the investment professionals of our Adviser diverting their time to the restructuring of certain investments), negatively impact our operating results and limit our ability to grow. More recently, the fair value of our investments has been adversely affected by increasing market yields.

In addition, market conditions (including inflation, supply chain issues and decreased consumer demand) have adversely impacted, and could in the future further impact, the operations of certain of our portfolio companies. If the financial results of middle-market companies, like those in which we invest, experience deterioration, it could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults, and further deterioration in market conditions will further depress the outlook for those companies. Further, adverse economic conditions decreased and may in the future decrease the value of collateral securing some of our loans and the value of our equity investments. Such conditions have required and may in the future require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.

Economic recessions or downturns may have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our portfolio companies to repay debt or pay interest.
Economic recessions or downturns may result in a prolonged period of market illiquidity which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions, including sustained inflation and rising interest rates, also have and could further increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results. In addition, uncertainty with regard to economic recovery from recessions or downturns could also have a negative impact on our business, financial condition and results of operations.
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
Global economic, political and market conditions, including downgrades of the U.S. credit rating and Russia's invasion of Ukraine, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, including Russia's invasion of Ukraine, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the effect of the United Kingdom leaving the European Union, instability in the Chinese capital markets and the COVID-19 pandemic.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including rising trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, and the COVID-19 pandemic, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.

In addition, Russia’s invasion of Ukraine in February 2022 and corresponding events have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the United States, have issued broad-ranging economic sanctions against Russia, including, among other actions, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The duration of hostilities and the vast array of sanctions and related events (including cyberattacks and espionage) cannot be predicted. Those events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Additionally, the Federal Reserve’s actions with respect to raising short term interest rates and future interest rate increases, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

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
Holders
As of December 13, 2022, there were 1,752 holders of record of our Common Stock.
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

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Part I, Item 1A, “Risk Factors” of this Form 10-K.
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
•the timing of cash flows, if any, from the operations of our portfolio companies; and
•the impact of current global economic conditions, including those caused by inflation, a rising interest rate environment, COVID-19 and Russia's invasion of Ukraine on all of the foregoing.
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
Other factors that could cause actual results to differ materially include:
•changes or potential disruptions in our operations, the economy, financial markets or political environment, including those caused by inflation and a rising interest rate environment;
•risks associated with possible disruption in our operations, the operations of our portfolio companies or the economy generally due to terrorism, war or other geopolitical conflict (including Russia's invasion of Ukraine), natural disasters or the COVID-19 pandemic;
•future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to business development companies ("BDCs") or regulated investment companies ("RICs");
•the ability of the parties to consummate the proposed Mergers on the expected timeline, or at all;
•the ability to realize the anticipated benefits of the proposed Mergers;
•the effects of disruption on our business from the proposed Mergers;
•the combined company’s plans, expectations, objectives and intentions, as a result of the proposed Mergers;
•any potential termination of the Merger Agreement;
•the actions of our stockholders or the stockholders of OCSL with respect to the proposals submitted for their approval in connection with the Mergers; and
•other considerations that may be disclosed from time to time in our publicly disseminated documents and filings.
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
We conducted private offerings (each, a “Private Offering”) of shares of our common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each Closing of a Private Offering, each investor participating in that closing made a capital commitment (each, a “Capital Commitment") to purchase our Common Stock pursuant to a subscription agreement entered into with us in connection with its Capital Commitment (“Subscription Agreement”). Investors were required to fund drawdowns to purchase our Common Stock up to the amount of their respective Capital Commitments on an as-needed basis with a minimum of ten calendar days' prior notice (excluding the initial drawdown for each investor). The initial closing of a Private Offering occurred on August 6, 2018 (the “Initial Closing”). We commenced our loan origination and investment activities shortly after our initial capital drawdown from our non-affiliated investors (the "Initial Drawdown"). The proceeds from the Initial Drawdown provided us with the necessary seed capital to commence operations. As of September 30, 2022, we completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.
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

As of September 30, 2022, 91.5% of our debt investment portfolio (at fair value) and 91.8% of our debt investment portfolio (at cost) bore interest at floating rates. Most of our floating rate loans are indexed to the LIBOR, the Secured Overnight Financing Rate ("SOFR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly or monthly at the borrower’s option. Certain loans are also indexed to the Sterling Overnight Index Average ("SONIA"), an alternative reference rate that is based on transactions. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with SOFR. Although there have been issuances utilizing SOFR or SONIA, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond the applicable phase out date with our prospective portfolio companies that utilize LIBOR as a factor in determining the interest rate. Certain of the loan agreements with our portfolio companies have included fallback language in the event that LIBOR becomes unavailable. This language generally provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. Certain of the loan agreements with our portfolio companies do not include any fallback language providing a mechanism for the parties to negotiate a new reference interest rate and will instead revert to the base rate in the event LIBOR ceases to exist.
Critical Accounting Estimates
Fair Value Measurements

Our Adviser, as the valuation designee of our board of directors pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of our assets on at least a quarterly basis in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

•Level 1 — Unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date.
•Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data at the measurement date for substantially the full term of the assets or liabilities.
•Level 3 — Unobservable inputs that reflect the Adviser's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
If inputs used to measure fair value fall into different levels of the fair value hierarchy, an investment's level is based on the lowest level of input that is significant to the fair value measurement. The Adviser's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. This includes investment securities that are valued using "bid" and "ask" prices obtained from independent third party pricing services or directly from brokers. These investments may be classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustments for investment-specific factors or restrictions.
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, the Adviser obtains and analyzes readily available market quotations provided by pricing vendors and brokers for all of our investments for which quotations are available. In determining the fair value of a particular investment, pricing vendors and brokers use observable market information, including both binding and non-binding indicative quotations.
The Adviser seeks to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If the Adviser is unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within the Adviser's set threshold, the Adviser seeks to obtain a quote directly from a broker making a market for the asset. The Adviser evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Adviser also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, the Adviser performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process. Generally, the Adviser does not adjust any of the prices received from these sources.
If the quotations obtained from pricing vendors or brokers are determined not to be reliable or are not readily available, the Adviser values such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that we are deemed to control under the Investment Company Act. To estimate the EV of a portfolio company, the Adviser analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company and competitive dynamics in the company’s industry. the Adviser also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase prices as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. The Adviser may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and the Adviser considers the current contractual interest rate, the capital structure and other terms of the investment relative to our risk and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by us are substantially illiquid with no active transaction market, the Adviser depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
The Adviser estimates the fair value of certain privately held warrants using a Black Scholes pricing model, which includes an analysis of various factors and subjective assumptions, including the current stock price (by using an EV analysis as described above), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
In December 2020, the SEC adopted Rule 2a-5 under the Investment Company Act. Rule 2a-5 permits boards of directors of registered investment companies and BDCs to either (i) choose to continue to determine fair value in good faith, or (ii) designate a valuation designee tasked with determining fair value in good faith, subject to the board’s oversight. Our board of directors has designated the Adviser to serve as its valuation designee effective September 8, 2022.
The Adviser undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments:
•The quarterly valuation process begins with each portfolio company or investment being initially valued by the Adviser's valuation team;
•Preliminary valuations are then reviewed and discussed with management of the Adviser;
•Separately, independent valuation firms prepare valuations of the our investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to us and provide such reports to the Adviser;
•The Adviser compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee;
•The Audit Committee reviews the valuation report with the Adviser, and the Adviser responds and supplements the valuation report to reflect any discussions between the Adviser and the Audit Committee; and
•The Adviser, as valuation designee, determines the fair value of each investment in our portfolio.
The fair value of our investments as of September 30, 2022 was determined by the Adviser, as our valuation designee, and the fair value of our investments as of September 30, 2021 was determined in good faith by our board of directors. We have and will continue to engage independent valuation firms each quarter to provide assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
With the exception of the line items entitled "deferred financing costs," "other assets," "deferred tax liability," "secured borrowings" and "credit facilities payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "interest receivable," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fees payable," "due to affiliates," "interest payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.
As of September 30, 2022, investments at fair value were $559,313,056, down from $575,429,432 held at September 30, 2021, primarily driven by unrealized losses related to credit spread widening during the year ended September 30, 2022.
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
As of each of September 30, 2022 and September 30, 2021, there were no investments on non-accrual status.
Portfolio Composition
As of September 30, 2022, the fair value of our investment portfolio was $559.3 million and was comprised of investments in 115 portfolio companies. As of September 30, 2021, the fair value of our investment portfolio was $575.4 million and was comprised of investments in 108 portfolio companies.
As of September 30, 2022 and September 30, 2021, our investment portfolio consisted of the following:

	September 30, 2022	September 30, 2021
Cost:
Senior Secured Debt	97.47%	97.57%
Preferred Equity	1.79%	1.28%
Common Equity & Warrants	0.52%	0.46%
Subordinated Debt	0.22%	0.69%
Total	100.00%	100.00%

	September 30, 2022	September 30, 2021
Fair Value:
Senior Secured Debt	97.31%	97.30%
Preferred Equity	1.95%	1.49%
Common Equity & Warrants	0.51%	0.53%
Subordinated Debt	0.23%	0.68%
Total	100.00%	100.00%

The table below describes investments by industry composition based on fair value as a percentage of total investments:

	September 30, 2022	September 30, 2021
Fair Value:
Application Software	19.69%	18.42%
Pharmaceuticals	5.27%	6.08%
Biotechnology	4.19%	5.65%
Industrial Machinery	4.07%	3.65%
Construction & Engineering	3.77%	3.63%
Health Care Technology	3.14%	0.98%
Internet & Direct Marketing Retail	3.04%	3.08%
Aerospace & Defense	2.94%	2.81%
Personal Products	2.77%	5.11%
Data Processing & Outsourced Services	2.76%	2.74%
Health Care Distributors	2.76%	0.84%
Fertilizers & Agricultural Chemicals	2.65%	3.18%
Health Care Supplies	2.50%	1.42%
Automotive Retail	2.37%	1.85%
Internet Services & Infrastructure	2.35%	2.12%
Insurance Brokers	2.18%	2.57%
Health Care Services	2.03%	2.73%
Home Improvement Retail	1.99%	1.98%
Airport Services	1.86%	1.75%
Distributors	1.66%	—%
Metal & Glass Containers	1.63%	0.97%
Integrated Telecommunication Services	1.61%	1.90%
Real Estate Services	1.50%	1.52%
Soft Drinks	1.46%	1.40%
Cable & Satellite	1.42%	1.57%
Movies & Entertainment	1.38%	1.37%
Electrical Components & Equipment	1.26%	1.26%
Leisure Facilities	1.20%	0.77%
Other Diversified Financial Services	1.18%	1.11%
Oil & Gas Storage & Transportation	0.95%	1.52%
Real Estate Operating Companies	0.91%	1.24%
Environmental & Facilities Services	0.88%	—%
Education Services	0.83%	—%
Specialized Finance	0.83%	0.80%
Health Care Equipment	0.79%	0.76%
Diversified Support Services	0.79%	0.77%
Home Furnishings	0.79%	0.83%
IT Consulting & Other Services	0.74%	1.00%
Communications Equipment	0.73%	0.83%
Hotels, Resorts & Cruise Lines	0.58%	—%
Paper Packaging	0.58%	—%
Restaurants	0.56%	0.59%
Property & Casualty Insurance	0.46%	—%
Consumer Finance	0.37%	—%
Oil & Gas Refining & Marketing	0.36%	1.35%
Leisure Products	0.36%	1.41%
Systems Software	0.33%	—%
Air Freight & Logistics	0.24%	—%
Research & Consulting Services	0.22%	0.42%
Diversified Banks	0.20%	0.20%
Food Distributors	0.19%	0.26%
Alternative Carriers	0.17%	0.17%
Health Care Facilities	0.13%	—%
Construction Materials	0.12%	0.15%
Housewares & Specialties	0.12%	0.12%
Specialty Chemicals	0.10%	0.13%
Advertising	0.04%	—%
Independent Power Producers & Energy Traders	—%	1.31%
Airlines	—%	0.74%
Interactive Media & Services	—%	0.70%
Managed Health Care	—%	0.68%
Thrifts & Mortgage Finance	—%	0.67%
Forest Products	—%	0.34%
Electric Utilities	—%	0.27%
Electronic Components	—%	0.24%
Food Retail	—%	0.04%
Total	100.00%	100.00%

The table below describes investments by geographic composition at fair value as a percentage of total investments:

	September 30, 2022	September 30, 2021
Fair Value:
United States	88.85%	86.07%
United Kingdom	5.47%	5.97%
Switzerland	2.15%	2.22%
Australia	1.38%	1.37%
Iceland	1.23%	1.19%
Luxembourg	0.92%	1.70%
Chile	—%	0.74%
Singapore	—%	0.70%
Canada	—%	0.04%
Total	100.00%	100.00%

See the Schedule of Investments as of September 30, 2022 and September 30, 2021 in our consolidated financial statements in Part II, Item 8, of this Form 10-K for more information on these investments, including a list of companies and the type, cost and fair value of investments.
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
Comparison of the years ended September 30, 2022 and September 30, 2021
Investment Income
Total investment income for the year ended September 30, 2022 was $56,415,159 and consisted of $54,789,935 of interest income primarily from portfolio investments (including $4,233,285 of PIK interest income), $1,600,512 of fee income and $24,712 of dividend income. Total investment income for the year ended September 30, 2021 was $49,072,091 and consisted of $44,916,273 of interest income primarily from portfolio investments (including $4,150,838 of PIK interest income) and $4,155,818 of fee income. The increase of $7,343,068 in total investment income, as compared to the prior year, was due to a $9,873,662 increase in interest income, which was due to a larger investment portfolio and a higher yield on investments due to rising reference rates, and a $24,712 increase in dividend income, partially offset by a $2,555,306 decrease in fee income primarily due to lower prepayment fees during the year.

Expenses
Total expenses for the years ended September 30, 2022 and September 30, 2021 were $23,534,397 and $22,479,260, respectively. The increase in total expenses for the year ended September 30, 2022, as compared to the prior year, was primarily due to (1) a $3,501,753 increase in interest expense as a result of higher average borrowings outstanding and the impact of rising reference rates, (2) a $663,842 increase in professional fees primarily as a result of merger related expenses, (3) a $567,387 increase in investment income incentive fees primarily as a result of higher total investment income and (4) a $379,004 increase in base management fees primarily as a result of a higher average investment portfolio, partially offset by a $4,018,372 decrease in accrued capital gains incentive fees as a result of a reversal of previously accrued capital gains incentive fees driven by unrealized losses during the current year.

	Year ended September 30, 2022	Year ended September 30, 2021
Expenses:
Base management fee	$5,656,120	$5,277,116
Investment income incentive fee	7,723,049	7,155,662
Capital gains incentive fee	(1,988,557)	2,029,815
Professional fees	1,694,986	1,031,144
Directors fees	155,000	155,000
Interest expense	8,998,725	5,496,972
Administrator expense	462,867	418,580
General and administrative expenses	832,207	914,971
Total expenses	$23,534,397	$22,479,260
Net Unrealized Appreciation (Depreciation)
Net unrealized depreciation was $24,139,553 for the year ended September 30, 2022, primarily due to unrealized depreciation across various investments in the portfolio, partially offset by unrealized appreciation on foreign currency forward contracts. Net unrealized appreciation was $7,280,860 for the year ended September 30, 2021, primarily due to unrealized appreciation across various investments in the portfolio and foreign currency forward contracts.
Net Realized Gains (Losses)
Net realized gains were $3,323,075 and $2,992,242 for the years ended September 30, 2022 and 2021, respectively. For the year ended September 30, 2022, net realized gains were primarily due to realized gains on foreign currency forward contracts, partially offset by realized losses resulting from exits of various investments in the portfolio. For the year ended September 30, 2021, net realized gains from exits of various investments in the portfolio were partially offset by realized losses on foreign currency forward contracts.
Comparison of the years ended September 30, 2021 and September 30, 2020
The comparison of the fiscal years ended September 30, 2021 and 2020 can be found within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the fiscal year ended September 30, 2021 which is incorporated by reference herein.
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
For the year ended September 30, 2022, we experienced a net decrease in cash and cash equivalents and restricted cash of $4,167,222. During that period, $36,861,615 of cash was provided by operating activities, primarily consisting of cash proceeds from the sales and repayments of investments, a net increase in net payables from unsettled transactions and cash provided by net investment income, partially offset by cash used to fund new investments. During the same period, cash used in financing activities was $40,685,790, primarily consisting of distributions to stockholders of $36,716,365 and $9,969,425 of net repayment of secured borrowings, partially offset by $6,000,000 of net borrowings under our credit facilities.

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
As of September 30, 2022, we had $19,405,793 of cash and cash equivalents (including $3,794,868 of restricted cash), portfolio investments (at fair value) of $559,313,056, $7,586,938 of interest receivable, $5,242,361 of due from portfolio companies, $257,000,000 of borrowings outstanding under our credit facilities and $8,853,364 of net payables from unsettled transactions.
As of September 30, 2021, we had $23,573,015 of cash and cash equivalents (including $4,317,968 of restricted cash), portfolio investments (at fair value) of $575,429,432, $3,196,194 of interest receivable, $251,000,000 of borrowings outstanding under our credit facilities, $9,969,425 of secured borrowings and $11,349,581 of receivables from unsettled transactions.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2022 and September 30, 2021, off-balance sheet arrangements consisted of $22,812,917 and $48,497,448, respectively, of unfunded commitments to provide debt and equity financing to certain of our portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in our Consolidated Statements of Assets and Liabilities.
As of September 30, 2022, we have analyzed cash and cash equivalents, availability under our credit facilities, the ability to rotate out of certain assets and amounts of unfunded commitments that could be drawn and believe our liquidity and capital resources are sufficient to take advantage of market opportunities in the current economic climate.
Contractual Obligations

	Debt Outstanding as of September 30, 2021	Debt Outstanding as of September 30, 2022	Weighted average debt outstanding for the year ended September 30, 2022	Maximum debt outstanding for the year ended September 30, 2022
Citibank Facility	$200,000,000	$220,000,000	$221,265,753	$231,000,000
CNB-2 Facility	51,000,000	37,000,000	34,767,123	51,000,000
Secured Borrowings	9,969,425	—	7,999,097	13,000,786
Total debt	$260,969,425	$257,000,000	$264,031,973

	Payments due by period as of September 30, 2022
	Total	< 1 year	1-3 years	3-5 years
CNB-2 Facility	$37,000,000	$37,000,000	$—	$—
Interest due on CNB-2 Facility	1,294,058	1,294,058	—	—
Citibank Facility	220,000,000	—	220,000,000	—
Interest due on Citibank Facility	27,068,004	11,637,010	15,430,994	—
Total	$285,362,062	$49,931,068	$235,430,994	$—
Equity Activity
As of September 30, 2022 and September 30, 2021, we completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.

We have the authority under our organizational documents to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for our Common Stock through September 30, 2022:

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
Leverage
On July 9, 2018, our sole stockholder approved our becoming subject to a minimum asset coverage ratio of 150% as set forth in Section 61(a)(2) of the Investment Company Act. As a result of this approval, we are permitted to borrow amounts so long as our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2022, our asset coverage ratio, as defined in the Investment Company Act, was 225.3%, and senior securities outstanding were $257.0 million.
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
As of September 30, 2022 and September 30, 2021, we had no borrowings outstanding under the CNB-1 Facility. Our borrowings under the CNB-1 Facility bore interest at a weighted average interest rate of 3.27% for the year ended September 30, 2020. For the year ended September 30, 2020, we recorded interest expense (inclusive of fees) of $1,769,383 related to the CNB-1 Facility.
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
As of September 30, 2022 and September 30, 2021, we had $37.0 million and $51.0 million, respectively, outstanding under the CNB-2 Facility. For the years ended September 30, 2022, 2021 and 2020, our borrowings under the CNB-2 Facility bore interest at a weighted average interest rate of 3.37%, 2.91% and 3.32%, respectively. For the years ended September 30, 2022, 2021 and 2020, we recorded interest expense (inclusive of fees) of $1,423,297, $1,302,400 and $183,244, respectively, related to the CNB-2 Facility.
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
As of September 30, 2022 and September 30, 2021, we had $220.0 million and $200.0 million, respectively, outstanding under the Citibank Facility. Our borrowings under the Citibank Facility bore interest at a weighted average interest rate of 3.00%, 2.32% and 2.91%, for the years ended September 30, 2022, 2021 and 2020, respectively. For the years ended September 30, 2022, 2021 and 2020, we recorded interest expense (inclusive of fees) of $7,300,813, $3,999,650 and $2,692,069, respectively, related to the Citibank Facility.
Secured Borrowings
As of September 30, 2022, we had no secured borrowings outstanding. As of September 30, 2021, we had $10.0 million of secured borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 120 days of the trade date. Our secured borrowings bore interest at a weighted average rate of 3.43% and 3.23%, respectively, for the years ended September 30, 2022 and 2021. We recorded $274,617 and $194,922 of interest expense in connection with secured borrowings for the years ended September 30, 2022 and 2021, respectively.
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

We may generate qualified net interest income or qualified net short-term capital gains that may be exempt from U.S. withholding tax when distributed to foreign stockholders. A RIC is permitted to designate distributions of qualified net interest income and qualified short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. The following table, which may be subject to change as we finalize our annual tax filings, lists the percentage of qualified net interest income and qualified short-term capital gains for the year ended September 30, 2022, our most recently completed tax year end.

Year Ended	Qualified Net Interest Income	Qualified Short-Term Capital Gains
September 30, 2022	68.3%	16.5%

The following table reflects the distributions per share that we have paid on our common stock during the year ended September 30, 2022:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	December 15, 2021	December 28, 2021	$0.42	$7,308,472
Special	December 15, 2021	December 28, 2021	0.38	6,612,424
Quarterly	March 15, 2022	March 28, 2022	0.43	7,482,481
Quarterly	June 15, 2022	June 30, 2022	0.44	7,656,494
Quarterly	September 15, 2022	September 27, 2022	0.44	7,656,494
			$2.11	$36,716,365

The following table reflects the distributions per share that the Company has paid on its common stock during the year ended September 30, 2021:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	December 15, 2020	December 31, 2020	$0.35	$6,090,393
Special	December 15, 2020	December 31, 2020	0.62	10,788,696
Quarterly	March 15, 2021	March 26, 2021	0.35	6,090,393
Quarterly	June 15, 2021	June 30, 2021	0.40	6,960,449
Quarterly	September 15, 2021	September 27, 2021	0.42	7,308,472
			$2.14	$37,238,403
Related Party Transactions
We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator, an affiliate of the Adviser. The Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and is a subsidiary of Oaktree Capital Group, LLC.
Recent Developments
Distribution Declaration
On December 12, 2022, our board of directors approved a quarterly distribution of $0.44 per share, payable in cash on December 27, 2022 to our stockholders of record as of the close of business on December 15, 2022. Additionally, on December 12, 2022, our Board of Directors approved a special distribution of $0.23 per share, payable in cash on December 27, 2022 to our stockholders of record as of the close of business on December 15, 2022.

Merger Agreement
On September 14, 2022, we entered into the Merger Agreement, which provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, with us continuing as the surviving company and as OCSL’s wholly-owned subsidiary and, immediately thereafter, we will merge with and into OCSL, with OCSL continuing as the surviving company. Both our board of directors and the board of directors of OCSL, including all of the respective independent directors, in each case, on the recommendation of a special committee comprised solely of certain independent directors of us or OCSL, as applicable, have approved the Merger Agreement and the transactions contemplated thereby.

At the Effective Time, each share of our common stock issued and outstanding immediately prior to the Effective Time (other than Cancelled Shares) will be converted into the right to receive a number of shares of OCSL Common Stock equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares.
As of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the Effective Time, which we refer as the “Determination Date”, each of us and OCSL will deliver to the other a calculation of its net asset value as of such date, in each case using a pre-agreed set of assumptions, methodologies and adjustments. We refer to such calculation with respect to us as the “Closing OSI2 Net Asset Value” and with respect to OCSL as the “Closing OCSL Net Asset Value”. Based on such calculations, the parties will calculate the “OSI2 Per Share NAV”, which will be equal to (i) the Closing OSI2 Net Asset Value divided by (ii) the number of shares of our common stock issued and outstanding as of the Determination Date (excluding any Cancelled Shares), and the “OCSL Per Share NAV”, which will be equal to (A) the Closing OCSL Net Asset Value divided by (B) the number of shares of OCSL Common Stock issued and outstanding as of the Determination Date. The “Exchange Ratio” will be equal to the quotient (rounded to four decimal places) of (i) the OSI2 Per Share NAV divided by (ii) the OCSL Per Share NAV.
We and OCSL will update and redeliver the Closing OSI2 Net Asset Value or the Closing OCSL Net Asset Value, respectively, in the event of a material change to such calculation between the Determination Date and the closing of the Mergers and if needed to ensure that the calculation is determined within 48 hours (excluding Sundays and holidays) prior to the Effective Time.
The Merger Agreement contains customary representations and warranties by each of us, OCSL and Oaktree. The Merger Agreement also contains customary covenants, including, among others, covenants relating to the operation of each of our and OCSL’s businesses during the period prior to the closing of the Mergers.
Consummation of the Mergers, which is currently anticipated to occur during the second fiscal quarter of 2023, is subject to certain closing conditions, including requisite approvals of our and OCSL’s stockholders and certain other closing conditions.
The Merger Agreement also contains certain termination rights in favor of us and OCSL, including if the Mergers are not completed on or before June 30, 2023 or if the requisite approvals of our or OCSL’s stockholders are not obtained. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring us may be required to pay OCSL a termination fee of approximately $9.8 million. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring OCSL may be required to pay to us a termination fee of approximately $37.9 million.
The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is an exhibit to this annual report on Form 10-K. The representations, warranties, covenants and agreements contained in the Merger Agreement were made only for purposes of the Merger Agreement and as of specific dates; were solely for the benefit of the parties to the Merger Agreement (except as may be expressly set forth in the Merger Agreement); may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors and security holders should not rely on such representations, warranties, covenants or agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any of the parties to the Merger Agreement or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties, covenants and agreements may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by the parties to the Merger Agreement.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in the valuations of our investment portfolio and interest rates.
Valuation Risk
Our investments often do not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser, as the valuation designee appointed by our board of directors pursuant to Rule 2a-5 under the Investment Company Act. There is no single standard for determining fair value in good faith and valuation methodologies involve a significant degree of judgment. In addition, our valuation methodology utilizes discount rates in part in valuing our investments, and changes in those discount rates may have an impact on the valuation of our investments. Accordingly, valuations by us do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments. Estimated fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to our consolidated financial statements.
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
As of September 30, 2022, 91.5% of our debt investment portfolio at fair value bore interest at floating rates. The composition of our floating rate debt investments by interest rate floor as of September 30, 2022 and September 30, 2021 was as follows:

	September 30, 2022		September 30, 2021
($ in thousands)	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
0%	$37,265,822	7.46%	$48,594,490	9.30%
>0% and <1%	137,622,429	27.56	97,766,063	18.72
1%	303,106,103	60.69	355,262,700	68.02
>1%	21,411,903	4.29	20,656,619	3.96
Total	$499,406,257	100.00%	$522,279,872	100.00%

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2022, the following table shows the approximate annualized net increase (decrease) in net assets resulting from operations (excluding the impact of any potential incentive fees) of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure. However, there can be no assurances our portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Basis point increase	Increase in Interest Income	(Increase) in Interest Expense	Net increase in net assets resulting from operations
250	$12,865,517	$(6,425,000)	$6,440,517
200	10,284,291	(5,140,000)	5,144,291
150	7,703,065	(3,855,000)	3,848,065
100	5,121,839	(2,570,000)	2,551,839
50	2,542,663	(1,285,000)	1,257,663

Basis point decrease	(Decrease) in Interest Income	Decrease in Interest Expense	Net (decrease) in net assets resulting from operations
50	$(2,537,204)	$1,285,000	$(1,252,204)
100	(5,017,879)	2,570,000	(2,447,879)
150	(7,485,342)	3,855,000	(3,630,342)
200	(9,943,513)	5,140,000	(4,803,513)
250	(11,961,061)	6,351,000	(5,610,061)

We regularly measure exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on this review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The interest rate on the principal balance outstanding for primarily most of the floating rate loans is indexed to the LIBOR, SOFR, SONIA and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. The following table shows a comparison of the interest rate base for our outstanding debt investments, at principal, and our outstanding borrowings as of September 30, 2022 and September 30, 2021:

	September 30, 2022		September 30, 2021
	Debt Investments	Borrowings	Debt Investments	Borrowings
Prime rate	$745,881	$—	$1,097,727	$—
LIBOR:
30 day	145,886,106	37,000,000	135,281,414	51,000,000
90 day	225,699,332	220,000,000	259,893,962	200,000,000
180 day	53,339,994	—	79,023,702	—
360 day	—	—	20,074,643	—
EURIBOR:
30 day	5,042,259	—	5,965,116	—
90 day	6,681,213	—	7,904,039	—
180 day	1,031,309	—	5,428,096	—
SOFR
30 day	19,329,700	—	—	—
90 day	51,831,659	—	—	—
SONIA	14,637,092	—	—	—
UK LIBOR:
30 day	—	—	4,213,594	—
180 day	—	—	13,466,173	—
Fixed rate	46,961,783	—	42,102,695	9,969,425
Total	$571,186,328	$257,000,000	$574,451,161	$260,969,425

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Oaktree Strategic Income II, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Oaktree Strategic Income II, Inc. (the Company), including the consolidated schedules of investments, as of September 30, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2022 and 2021 by correspondence with the custodians, syndication agents and underlying investee companies, and by other appropriate auditing procedures where confirmation was not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Los Angeles, CA
December 14, 2022

Oaktree Strategic Income II, Inc.
Consolidated Statements of Assets and Liabilities

	September 30, 2022	September 30, 2021
ASSETS
Assets:
Investments – Non-control/Non-affiliate, at fair value (cost September 30, 2022: $577,383,482; cost September 30, 2021: $568,303,425)	$559,313,056	$575,429,432
Cash and cash equivalents	15,610,925	19,255,047
Restricted cash	3,794,868	4,317,968
Interest receivable	7,586,938	3,196,194
Receivables from unsettled transactions	2,713,570	11,349,581
Deferred financing costs	1,215,354	1,915,573
Derivative asset at fair value	1,746,307	618,004
Due from portfolio companies	5,242,361	—
Other assets	415,725	364,450
Total assets	$597,639,104	$616,446,249
LIABILITIES AND NET ASSETS
Liabilities:
Accounts payable, accrued expenses and other liabilities	$792,148	$482,680
Base management fee and incentive fees payable	3,272,662	6,433,876
Due to affiliates	920,645	1,055,391
Interest payable	2,122,904	884,294
Payables from unsettled transactions	11,566,934	—
Deferred tax liability	41,149	117,374
Secured borrowings	—	9,969,425
Credit facilities payable	257,000,000	251,000,000
Total liabilities	275,716,442	269,943,040
Commitments and contingencies (Note 11)
Net assets:
Common stock, $0.001 par value per share, 250,000,000 shares authorized; 17,401,121 shares issued and outstanding at September 30, 2022 and September 30, 2021	17,401	17,401
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized; none issued and outstanding at September 30, 2022 and September 30, 2021	—	—
Additional paid-in-capital	337,337,998	337,337,998
Accumulated distributable earnings (loss)	(15,432,737)	9,147,810
Total net assets (equivalent to $18.50 and $19.91 per common share at September 30, 2022 and September 30, 2021, respectively) (Note 10)	321,922,662	346,503,209
Total liabilities and net assets	$597,639,104	$616,446,249
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Operations

	Year ended September 30, 2022	Year ended September 30, 2021	Year ended September 30, 2020
Interest income:
Non-control/Non-affiliate investments	$50,511,684	$40,765,646	$28,836,321
Interest on cash and cash equivalents	44,966	(211)	53,486
Total interest income	50,556,650	40,765,435	28,889,807
PIK interest income:
Non-control/Non-affiliate investments	4,233,285	4,150,838	1,628,775
Total PIK interest income	4,233,285	4,150,838	1,628,775
Fee income:
Non-control/Non-affiliate investments	1,600,512	4,155,818	2,315,769
Total fee income	1,600,512	4,155,818	2,315,769
Dividend income:
Non-control/Non-affiliate investments	24,712	—	—
Total dividend income	24,712	—	—
Total investment income	56,415,159	49,072,091	32,834,351
Expenses:
Base management fee	5,656,120	5,277,116	3,689,499
Investment income incentive fee	7,723,049	7,155,662	3,955,710
Capital gains incentive fee	(1,988,557)	2,029,815	1,027,505
Professional fees	1,694,986	1,031,144	873,795
Director fees	155,000	155,000	155,137
Interest expense	8,998,725	5,496,972	4,644,696
Administrator expense	462,867	418,580	470,898
General and administrative expenses	832,207	914,971	847,031
Total expenses	23,534,397	22,479,260	15,664,271
Net investment income	32,880,762	26,592,831	17,170,080
Unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(25,267,856)	6,014,967	(714,223)
Foreign currency forward contracts	1,128,303	1,265,893	(725,448)
Net unrealized appreciation (depreciation)	(24,139,553)	7,280,860	(1,439,671)
Realized gains (losses):
Non-control/Non-affiliate investments	(1,222,787)	3,915,365	6,405,079
Foreign currency forward contracts	4,545,862	(923,123)	165,752
Net realized gains (losses)	3,323,075	2,992,242	6,570,831
Provision for income tax (expense) benefit	71,534	(126,088)	6,367
Net realized and unrealized gains (losses), net of taxes	(20,744,944)	10,147,014	5,137,527
Net increase (decrease) in net assets resulting from operations	$12,135,818	$36,739,845	$22,307,607
Net investment income per common share — basic and diluted	$1.89	$1.53	$1.38
Earnings (loss) per common share — basic and diluted (Note 5)	$0.70	$2.11	$1.80
Weighted average common shares outstanding — basic and diluted	17,401,121	17,401,121	12,422,418

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Changes in Net Assets

	Year ended September 30, 2022	Year ended September 30, 2021	Year ended September 30, 2020
Operations:
Net investment income	$32,880,762	$26,592,831	$17,170,080
Net unrealized appreciation (depreciation)	(24,139,553)	7,280,860	(1,439,671)
Net realized gains (losses)	3,323,075	2,992,242	6,570,831
Provision for income tax (expense) benefit	71,534	(126,088)	6,367
Net increase (decrease) in net assets resulting from operations	12,135,818	36,739,845	22,307,607
Capital share transactions:
Distributions to stockholders	(36,716,365)	(37,238,403)	(15,649,588)
Issuance of common stock	—	—	168,716,998
Net increase (decrease) in net assets from capital share transactions	(36,716,365)	(37,238,403)	153,067,410
Total increase (decrease) in net assets	(24,580,547)	(498,558)	175,375,017
Net assets at beginning of period	346,503,209	347,001,767	171,626,750
Net assets at end of period	$321,922,662	$346,503,209	$347,001,767
Net asset value per common share	$18.50	$19.91	$19.94
Common shares outstanding at end of period	17,401,121	17,401,121	17,401,121

See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Statements of Cash Flows

	Year ended September 30, 2022	Year ended September 30, 2021	Year ended September 30, 2020
Operating activities:
Net increase (decrease) in net assets resulting from operations	$12,135,818	$36,739,845	$22,307,607
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	24,139,553	(7,280,860)	1,439,671
Net realized (gains) losses	(3,323,075)	(2,992,242)	(6,570,831)
PIK interest income	(4,233,285)	(4,150,838)	(1,628,775)
Accretion of original issue discount on investments	(5,029,852)	(4,913,067)	(3,367,010)
Amortization of deferred financing costs	700,219	633,019	601,757
Deferred taxes	(76,225)	113,535	3,839
Purchases of investments	(159,170,135)	(371,570,973)	(361,650,887)
Proceeds from sales and repayments of investments	163,351,349	244,149,229	233,910,031
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(4,794,179)	(1,389,264)	(479,735)
(Increase) decrease in receivables from unsettled transactions	8,636,011	(10,236,214)	4,213,068
(Increase) decrease in due from portfolio companies	(5,242,361)	—	—
(Increase) decrease in other assets	(51,275)	140,397	(122,120)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	309,468	(362,669)	(569,717)
Increase (decrease) in base management fee and incentive fees payable	(3,161,214)	1,965,002	3,340,216
Increase (decrease) in due to affiliates	(134,746)	485,257	(183,531)
Increase (decrease) in interest payable	1,238,610	302,532	(484,141)
Increase (decrease) in payables from unsettled transactions	11,566,934	(6,594,355)	(45,780,577)
Net cash provided by (used in) operating activities	36,861,615	(124,961,666)	(155,021,135)
Financing activities:
Distributions paid in cash	(36,716,365)	(37,238,403)	(15,649,588)
Borrowings under the credit facilities	66,000,000	161,000,000	169,000,000
Repayments of borrowings under the credit facilities	(60,000,000)	(15,000,000)	(147,000,000)
Proceeds from secured borrowings	15,771,906	19,969,425	—
Repayments of secured borrowings	(25,741,331)	(10,000,000)	—
Proceeds from the issuance of common stock	—	—	169,064,498
Deferred financing costs paid	—	(805,202)	(614,927)
Net cash provided by (used in) financing activities	(40,685,790)	117,925,820	174,799,983
Effect of exchange rate changes on foreign currency	(343,047)	(407,225)	(110,888)
Net increase (decrease) in cash and cash equivalents and restricted cash	(4,167,222)	(7,443,071)	19,667,960
Cash and cash equivalents and restricted cash, beginning of period	23,573,015	31,016,086	11,348,126
Cash and cash equivalents and restricted cash, end of period	$19,405,793	$23,573,015	$31,016,086
Supplemental information:
Cash paid for interest	$7,059,896	$4,561,421	$4,527,080
Non-cash financing activities:
Accrued deferred financing costs	$—	$73,487	$(342,000)

Reconciliation to the Consolidated Statement of Assets and Liabilities	September 30, 2022	September 30, 2021	September 30, 2020
Cash and cash equivalents	$15,610,925	$19,255,047	$28,742,283
Restricted cash	3,794,868	4,317,968	2,273,803
Total cash and cash equivalents and restricted cash	$19,405,793	$23,573,015	$31,016,086
See notes to Consolidated Financial Statements.

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2022

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Non-Control/Non-Affiliate Investments						(7)
109 Montgomery Owner LLC		Real Estate Operating Companies
First Lien Term Loan, LIBOR+7.00% cash due 2/2/2023	9.80%		$94,081	$93,655	$175,837	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 2/2/2023			—	(15,031)	—	(5)(8)(9)
				78,624	175,837
A.T. Holdings II SÀRL		Biotechnology
First Lien Term Loan, 10.50% PIK due 12/22/2022			11,722,027	11,709,457	12,030,316	(8)(10)
				11,709,457	12,030,316
Accupac, Inc.		Personal Products
First Lien Term Loan, SOFR+5.50% cash due 1/16/2026	9.12%		4,467,777	4,424,848	4,458,842	(5)(8)
First Lien Delayed Draw Term Loan, SOFR+5.50% cash due 1/16/2026			—	—	(1,713)	(5)(8)(9)
First Lien Revolver, SOFR+5.50% cash due 1/16/2026	9.14%		139,694	134,207	138,552	(5)(8)(9)
				4,559,055	4,595,681
Acquia Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 10/31/2025	9.63%		4,381,994	4,336,874	4,351,320	(5)(8)
First Lien Revolver, LIBOR+7.00% cash due 10/31/2025	10.64%		191,189	186,237	187,909	(5)(8)(9)
				4,523,111	4,539,229
ADB Companies, LLC		Construction & Engineering
First Lien Term Loan, SOFR+6.25% cash due 12/18/2025	9.80%		8,274,679	8,147,431	8,131,527	(5)(8)
				8,147,431	8,131,527
AI Sirona (Luxembourg) Acquisition S.a.r.l.		Pharmaceuticals
Second Lien Term Loan, EURIBOR+7.25% cash due 9/28/2026	7.94%		€5,147,000	5,646,006	4,588,455	(5)(8)(10)
				5,646,006	4,588,455
AIP RD Buyer Corp.		Distributors
Second Lien Term Loan, SOFR+7.75% cash due 12/23/2029	10.88%		$3,459,000	3,396,501	3,337,935	(5)(8)
3,460 Common Units in RD Holding LP				324,727	310,016	(8)
				3,721,228	3,647,951
Alvogen Pharma US, Inc.		Pharmaceuticals
First Lien Term Loan, SOFR+7.50% cash due 6/30/2025	11.20%		4,828,476	4,665,078	4,804,333	(5)(8)
				4,665,078	4,804,333
Alvotech Holdings S.A.		Biotechnology
Tranche A Fixed Rate Bond 10.00% cash due 6/24/2025			3,565,356	3,519,456	3,547,529	(8)(10)
Tranche B Fixed Rate Bond 10.00% cash due 6/24/2025			3,336,873	3,300,141	3,320,189	(8)(10)
79,437 Common Shares in Alvotech SA				717,277	536,994	(10)(11)
16,860 Seller Earn Out Shares in Alvotech SA				65,531	28,578	(8)(10)(11)
				7,602,405	7,433,290
American Auto Auction Group, LLC		Consumer Finance
Second Lien Term Loan, SOFR+8.75% cash due 1/2/2029	12.30%		2,288,000	2,246,458	2,059,200	(5)(8)
				2,246,458	2,059,200
American Tire Distributors, Inc.		Distributors
First Lien Term Loan, LIBOR+6.25% cash due 10/20/2028	9.03%		5,978,955	5,904,218	5,614,896	(5)
				5,904,218	5,614,896
Amplify Finco Pty Ltd.		Movies & Entertainment
First Lien Term Loan, LIBOR+4.25% cash due 11/26/2026	7.92%		7,995,000	7,766,545	7,715,175	(5)(8)(10)
				7,766,545	7,715,175
Anastasia Parent, LLC		Personal Products
First Lien Term Loan, LIBOR+3.75% cash due 8/11/2025	7.42%		1,002,841	789,549	802,378	(5)
				789,549	802,378

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2022

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Ankura Consulting Group LLC		Research & Consulting Services
Second Lien Term Loan, LIBOR+8.00% cash due 3/19/2029	10.78%		$1,395,813	$1,374,876	$1,224,826	(5)(8)
				1,374,876	1,224,826
Apptio, Inc.		Application Software
First Lien Term Loan, LIBOR+6.00% cash due 1/10/2025	8.46%		7,129,297	7,074,346	6,980,294	(5)(8)
First Lien Revolver, LIBOR+6.00% cash due 1/10/2025	8.46%		184,615	181,112	174,969	(5)(8)(9)
				7,255,458	7,155,263
Ardonagh Midco 3 PLC		Insurance Brokers
First Lien Term Loan, EURIBOR+7.00% cash due 7/14/2026	8.00%		€1,052,732	1,177,266	1,032,443	(5)(8)(10)
First Lien Term Loan, SONIA+7.00% cash due 7/14/2026	9.19%		£9,987,149	12,505,731	11,160,918	(5)(8)(10)
				13,682,997	12,193,361
ASP-R-PAC Acquisition Co LLC		Paper Packaging
First Lien Term Loan, LIBOR+6.00% cash due 12/29/2027	9.67%		$3,309,413	3,251,562	3,233,296	(5)(8)(10)
First Lien Revolver, LIBOR+6.00% cash due 12/29/2027			—	(6,922)	(9,107)	(5)(8)(9)(10)
				3,244,640	3,224,189
Assembled Brands Capital LLC		Specialized Finance
First Lien Revolver, LIBOR+6.75% cash due 10/17/2023	10.42%		2,650,081	2,650,081	2,621,407	(5)(8)(9)
174,131 Class A Units				82,713	40,050	(8)
100,285 Preferred Units, 6%				110,285	132,341	(8)
7,621 Class A Warrants (exercise price $3.3778) expiration date 9/9/2029				—	—	(8)
				2,843,079	2,793,798
Associated Asphalt Partners, LLC		Construction Materials
First Lien Term Loan, LIBOR+5.25% cash due 4/5/2024	8.06%		902,217	840,786	697,527	(5)
				840,786	697,527
Astra Acquisition Corp.		Application Software
First Lien Term Loan, LIBOR+5.25% cash due 10/25/2028	8.37%		2,849,690	2,779,005	2,436,485	(5)
				2,779,005	2,436,485
Asurion, LLC		Property & Casualty Insurance
First Lien Term Loan, SOFR+4.00% cash due 8/19/2028	7.65%		3,000,000	2,852,065	2,566,875	(5)
				2,852,065	2,566,875
athenahealth Group Inc.		Health Care Technology
2,888 Shares of Series A Preferred Stock in Minerva Holdco, Inc., 10.75%				2,830,529	2,568,732	(8)
				2,830,529	2,568,732
Athenex, Inc.		Pharmaceuticals
First Lien Term Loan, 11.00% cash due 6/19/2026			3,953,346	3,851,325	3,795,211	(8)(10)
First Lien Revenue Interest Financing Term Loan due 5/31/2031			2,461,367	2,448,064	2,461,367	(8)(10)
97,205 Common Stock Warrants (exercise price $0.4955) expiration date 6/19/2027				334,386	4,860	(8)(10)
				6,633,775	6,261,438
Aurora Lux Finco S.À.R.L.		Airport Services
First Lien Term Loan, LIBOR+6.00% cash due 12/24/2026	8.78%		7,312,500	7,202,040	6,954,188	(5)(8)(10)
				7,202,040	6,954,188
The Avery		Real Estate Operating Companies
First Lien Term Loan in T8 Urban Condo Owner, LLC, LIBOR+7.30% cash due 2/17/2023	10.44%		3,956,109	3,948,370	3,958,130	(5)(8)
Subordinated Debt in T8 Senior Mezz LLC, LIBOR+12.50% cash due 2/17/2023	16.17%		956,410	954,672	958,979	(5)(8)
				4,903,042	4,917,109

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2022

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes

BAART Programs, Inc.		Health Care Services
First Lien Term Loan, LIBOR+5.00% cash due 6/11/2027	8.12%		$1,274,100	$1,262,250	$1,229,507	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+5.00% cash due 6/11/2027	8.12%		733,414	723,029	689,739	(5)(8)(9)
Second Lien Term Loan, LIBOR+8.50% cash due 6/11/2028	11.62%		1,754,000	1,727,690	1,692,610	(5)(8)
Second Lien Delayed Draw Term Loan, LIBOR+8.50% cash due 6/11/2028	11.62%		1,020,426	982,579	926,766	(5)(8)(9)
				4,695,548	4,538,622
Berner Food & Beverage, LLC		Soft Drinks
First Lien Term Loan, LIBOR+5.50% cash due 7/30/2027	8.31%		7,997,254	7,884,640	7,749,339	(5)(8)
First Lien Revolver, PRIME+4.50% cash due 7/30/2026	10.75%		411,381	401,360	390,962	(5)(8)(9)
				8,286,000	8,140,301
BioXcel Therapeutics, Inc.		Pharmaceuticals
First Lien Term Loan, 10.25% cash due 4/19/2027			1,245,098	1,195,570	1,196,290	(8)(10)
First Lien Delayed Draw Term Loan, 10.25% cash due 4/19/2027			—	—	—	(8)(9)(10)
First Lien Revenue Interest Financing Term Loan due 9/30/2032			550,497	550,497	550,497	(8)(10)
First Lien Revenue Interest Financing Delayed Draw Term Loan due 9/30/2032			—	—	—	(8)(9)(10)
4,954 Common Stock Warrants (exercise price $20.04) expiration date 4/19/2029			—	29,278	22,937	(8)(10)
				1,775,345	1,769,724
Blumenthal Temecula, LLC		Automotive Retail
First Lien Term Loan, 9.00% cash due 9/24/2023			1,277,827	1,277,827	1,271,438	(8)
415,294 Preferred Units in Unstoppable Automotive AMV, LLC				415,294	411,141	(8)
95,837 Preferred Units in Unstoppable Automotive VMV, LLC				95,837	94,879	(8)
95,837 Common Units in Unstoppable Automotive AMV, LLC				95,837	112,129	(8)
				1,884,795	1,889,587
Cadence Aerospace, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+6.50% cash 2.00% PIK due 11/14/2023	9.31%		3,189,380	3,159,915	2,932,635	(5)(8)
				3,159,915	2,932,635
CCO Holdings LLC		Cable & Satellite
Fixed Rate Bond, 4.50% cash due 5/1/2032			400,000	335,837	305,784	(10)
				335,837	305,784
CITGO Petroleum Corp.		Oil & Gas Refining & Marketing
First Lien Term Loan, LIBOR+6.25% cash due 3/28/2024	9.37%		2,026,330	2,006,067	2,031,903	(5)
				2,006,067	2,031,903
Clear Channel Outdoor Holdings, Inc.		Advertising
Fixed Rate Bond, 5.125% cash due 8/15/2027			250,000	219,382	211,594	(10)
				219,382	211,594
Continental Intermodal Group LP		Oil & Gas Storage & Transportation
First Lien Term Loan, LIBOR+8.50% cash due 1/28/2025	11.62%		5,740,538	5,740,538	5,195,186	(5)(8)
Common Stock Warrants expiration date 7/28/2025				—	116,433	(8)
				5,740,538	5,311,619
Convergeone Holdings, Inc.		IT Consulting & Other Services
First Lien Term Loan, LIBOR+5.00% cash due 1/4/2026	8.12%		5,730,160	5,620,175	4,134,683	(5)
				5,620,175	4,134,683

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2022

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
CorEvitas, LLC		Health Care Technology
First Lien Term Loan, SOFR+5.75% cash due 12/13/2025	8.88%		$5,006,153	$4,950,930	$4,959,094	(5)(8)
First Lien Revolver, PRIME+4.75% cash due 12/13/2025	11.00%		334,500	328,256	328,211	(5)(8)(9)
401 Class A2 Common Units in CorEvitas Group Holdings, L.P.				251,644	853,633	(8)
				5,530,830	6,140,938
Covetrus, Inc.		Health Care Distributors
First Lien Term Loan, SOFR+5.00% cash due 9/20/2029	7.65%		4,488,000	4,218,720	4,203,775	(5)
				4,218,720	4,203,775
CPC Acquisition Corp.		Specialty Chemicals
Second Lien Term Loan, LIBOR+7.75% cash due 12/29/2028	11.42%		727,000	716,095	565,243	(5)(8)
				716,095	565,243
Dialyze Holdings, LLC		Health Care Equipment
First Lien Term Loan, LIBOR+9.00% cash 2.00% PIK due 8/4/2026	12.67%		4,484,884	4,243,385	4,227,003	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+9.00% cash 2.00% PIK due 8/4/2026			—	(24,807)	(23,653)	(5)(8)(9)
993,431 Class A Warrants (exercise price $1.00) expiration date 8/4/2028				258,292	238,423	(8)
				4,476,870	4,441,773
Digital.AI Software Holdings, Inc.		Application Software
First Lien Term Loan, LIBOR+7.00% cash due 2/10/2027	9.91%		2,611,203	2,554,248	2,582,480	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 2/10/2027	9.41%		66,274	60,079	63,150	(5)(8)(9)
				2,614,327	2,645,630
DirecTV Financing, LLC		Cable & Satellite
First Lien Term Loan, LIBOR+5.00% cash due 8/2/2027	8.12%		8,190,000	8,108,100	7,649,992	(5)
				8,108,100	7,649,992
FINThrive Software Intermediate Holdings, Inc.		Health Care Technology
Second Lien Term Loan, LIBOR+6.75% cash due 12/17/2029	9.87%		6,013,000	5,922,805	5,193,729	(5)
				5,922,805	5,193,729
Fortress Biotech, Inc.		Biotechnology
First Lien Term Loan, 11.00% cash due 8/27/2025			2,452,500	2,365,706	2,333,799	(8)(10)
85,811 Common Stock Warrants (exercise price $3.20) expiration date 8/27/2030				90,960	17,162	(8)(10)
				2,456,666	2,350,961
Gibson Brands, Inc.		Leisure Products
First Lien Term Loan, LIBOR+5.00% cash due 8/11/2028	7.94%		2,481,250	2,461,400	2,009,813	(5)(8)
				2,461,400	2,009,813
Global Medical Response, Inc.		Health Care Services
First Lien Term Loan, LIBOR+4.25% cash due 3/14/2025	7.37%		1,056,733	1,047,030	919,432	(5)
First Lien Term Loan, LIBOR+4.25% cash due 10/2/2025	6.81%		3,707,268	3,661,418	3,232,737	(5)
				4,708,448	4,152,169
Grove Hotel Parcel Owner, LLC		Hotels, Resorts & Cruise Lines
First Lien Term Loan, SOFR+8.00% cash due 6/21/2027	11.04%		3,309,767	3,247,269	3,251,846	(5)(8)
First Lien Delayed Draw Term Loan, SOFR+8.00% cash due 6/21/2027			—	(12,500)	(11,584)	(5)(8)(9)
First Lien Revolver, SOFR+8.00% cash due 6/21/2027			—	(6,250)	(5,792)	(5)(8)(9)
				3,228,519	3,234,470
Harbor Purchaser Inc.		Education Services
First Lien Term Loan, SOFR+5.25% cash due 4/9/2029	8.38%		5,100,000	4,916,870	4,660,125	(5)
				4,916,870	4,660,125
iCIMs, Inc.		Application Software
First Lien Term Loan, SOFR+6.75% cash due 8/18/2028	9.49%		4,509,987	4,432,646	4,431,062	(5)(8)
First Lien Delayed Draw Term Loan, SOFR+6.75% cash due 8/18/2028			—	—	—	(5)(8)(9)
First Lien Revolver, SOFR+6.75% cash due 8/18/2028			—	(7,366)	(7,517)	(5)(8)(9)
				4,425,280	4,423,545

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2022

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Immucor, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+5.75% cash due 7/2/2025	9.42%		$2,318,955	$2,293,429	$2,275,127	(5)(8)
Second Lien Term Loan, LIBOR+8.00% cash 3.50% PIK due 10/2/2025	11.67%		6,121,119	6,056,442	6,028,078	(5)(8)
				8,349,871	8,303,205
Impel Neuropharma, Inc.		Health Care Technology
First Lien Revenue Interest Financing Term Loan due 2/15/2031			1,020,439	1,020,439	1,020,439	(8)
First Lien Term Loan, SOFR+8.75% cash due 3/17/2027	12.45%		948,500	931,587	931,427	(5)(8)
				1,952,026	1,951,866
Indivior Finance S.À.R.L.		Pharmaceuticals
First Lien Term Loan, LIBOR+5.25% cash due 6/30/2026	8.80%		1,975,000	1,944,812	1,942,906	(5)(8)(10)
				1,944,812	1,942,906
Innocoll Pharmaceuticals Limited		Health Care Technology
First Lien Term Loan, 11.00% cash due 1/26/2027			1,635,588	1,572,360	1,537,453	(8)(10)
First Lien Delayed Draw Term Loan, 11.00% cash due 1/26/2027			—	—	—	(8)(9)(10)
13,676 Tranche A Warrant Shares (exercise price $4.23) expiration date 1/26/2029				32,275	146,052	(8)(10)
				1,604,635	1,683,505
Inventus Power, Inc.		Electrical Components & Equipment
First Lien Term Loan, SOFR+5.00% cash due 3/29/2024	8.55%		4,514,255	4,491,807	4,386,953	(5)(8)
Second Lien Term Loan, LIBOR+8.50% cash due 9/29/2024	12.17%		2,750,000	2,718,676	2,645,500	(5)(8)
				7,210,483	7,032,453
INW Manufacturing, LLC		Personal Products
First Lien Term Loan, LIBOR+5.75% cash due 3/25/2027	9.42%		11,400,000	11,137,811	10,089,000	(5)(8)
				11,137,811	10,089,000
IPC Corp.		Application Software
First Lien Term Loan, LIBOR+6.50% cash due 10/1/2026	9.44%		6,229,786	6,094,629	5,918,296	(5)(8)
				6,094,629	5,918,296
Ivanti Software, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/1/2028	10.33%		3,692,000	3,673,540	2,775,147	(5)
				3,673,540	2,775,147
Jazz Acquisition, Inc.		Aerospace & Defense
First Lien Term Loan, LIBOR+7.50% cash due 1/29/2027	10.62%		9,413,380	9,199,296	9,454,308	(5)(8)
Second Lien Term Loan, LIBOR+8.00% cash due 6/18/2027	11.12%		137,300	124,121	125,086	(5)
				9,323,417	9,579,394
Kings Buyer, LLC		Environmental & Facilities Services
First Lien Term Loan, LIBOR+6.50% cash due 10/29/2027	10.17%		3,268,837	3,236,149	3,203,461	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 10/29/2027	10.17%		79,045	74,566	70,086	(5)(8)(9)
				3,310,715	3,273,547
LaserShip, Inc.		Air Freight & Logistics
Second Lien Term Loan, LIBOR+7.50% cash due 5/7/2029	10.38%		575,000	569,250	448,500	(5)(8)
				569,250	448,500
Lightbox Intermediate, L.P.		Real Estate Services
First Lien Term Loan, LIBOR+5.00% cash due 5/9/2026	8.67%		8,707,500	8,639,926	8,402,738	(5)(8)
				8,639,926	8,402,738
Liquid Environmental Solutions Corporation		Environmental & Facilities Services
Second Lien Term Loan, LIBOR+8.50% cash due 11/30/2026	11.38%		1,046,111	1,028,807	1,014,728	(5)(8)
Second Lien Delayed Draw Term Loan, LIBOR+8.50% cash due 11/30/2026	11.38%		569,085	557,703	543,978	(5)(8)(9)
108.233 Class A2 Units in LES Group Holdings, L.P.				108,233	108,233	(8)
				1,694,743	1,666,939

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2022

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
LSL Holdco, LLC		Health Care Distributors
First Lien Term Loan, LIBOR+6.00% cash due 1/31/2028	9.12%		$4,615,633	$4,533,559	$4,488,703	(5)(8)
First Lien Revolver, LIBOR+6.00% cash due 1/31/2028	9.12%		410,278	401,159	396,175	(5)(8)(9)
				4,934,718	4,884,878
Marinus Pharmaceuticals, Inc.		Pharmaceuticals
First Lien Term Loan, 11.50% cash due 5/11/2026			4,216,200	4,155,335	4,079,173	(8)(10)
First Lien Delayed Draw Term Loan, 11.50% cash due 5/11/2026			—	—	—	(8)(9)(10)
				4,155,335	4,079,173
McAfee Corp.		Systems Software
First Lien Term Loan, SOFR+3.75% cash due 3/1/2029	6.36%		1,995,000	1,911,355	1,825,066	(5)
				1,911,355	1,825,066
Mesoblast, Inc.		Biotechnology
First Lien Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			1,731,296	1,595,301	1,545,182	(8)(10)
First Lien Delayed Draw Term Loan, 8.00% cash 1.75% PIK due 11/19/2026			—	305	—	(8)(9)(10)
50,289 Warrant Shares (exercise price $7.26) expiration date 11/19/2028				115,162	40,734	(8)(10)
				1,710,768	1,585,916
MHE Intermediate Holdings, LLC		Diversified Support Services
First Lien Term Loan, SOFR+6.00% cash due 7/21/2027	9.50%		4,597,560	4,524,325	4,422,854	(5)(8)
First Lien Revolver, SOFR+6.00% cash due 7/21/2027			—	(5,718)	(13,571)	(5)(8)(9)
				4,518,607	4,409,283
Mindbody, Inc.		Internet Services & Infrastructure
First Lien Term Loan, LIBOR+7.00% cash 1.50% PIK due 2/14/2025	10.64%		8,698,116	8,624,002	8,480,663	(5)(8)
First Lien Revolver, LIBOR+8.00% cash due 2/14/2025			—	(6,030)	(19,048)	(5)(8)(9)
				8,617,972	8,461,615
Mosaic Companies, LLC		Home Improvement Retail
First Lien Term Loan, LIBOR+6.75% cash due 7/2/2026	9.89%		11,377,594	11,206,868	11,113,634	(5)(8)
				11,206,868	11,113,634
MRI Software LLC		Application Software
First Lien Term Loan, LIBOR+5.50% cash due 2/10/2026	9.17%		7,190,460	7,145,127	6,988,228	(5)(8)
First Lien Revolver, LIBOR+5.50% cash due 2/10/2026			—	(4,612)	(12,971)	(5)(8)(9)
				7,140,515	6,975,257
Navisite, LLC		Data Processing & Outsourced Services
Second Lien Term Loan, LIBOR+8.50% cash due 12/30/2026	12.17%		7,779,000	7,668,866	7,421,943	(5)(8)
				7,668,866	7,421,943
NeuAG, LLC		Fertilizers & Agricultural Chemicals
First Lien Term Loan, LIBOR+10.50% cash due 9/11/2024	14.17%		14,382,723	14,140,390	14,814,205	(5)(8)
				14,140,390	14,814,205
NN, Inc.		Industrial Machinery
First Lien Term Loan, LIBOR+6.88% cash due 9/19/2026	9.99%		14,653,845	14,389,748	14,177,595	(5)(8)(10)
				14,389,748	14,177,595
OEConnection LLC		Application Software
First Lien Term Loan, LIBOR+4.00% cash due 9/25/2026	7.12%		6,263,545	6,234,855	6,044,321	(5)
Second Lien Term Loan, LIBOR+7.00% cash due 9/25/2027	10.05%		1,804,000	1,772,849	1,736,350	(5)(8)
				8,007,704	7,780,671
OTG Management, LLC		Airport Services
First Lien Term Loan, LIBOR+2.00% cash 8.00% PIK due 9/1/2025	5.08%		3,472,975	3,426,194	3,472,975	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+2.00% cash 8.00% PIK due 9/1/2025			—	(4,455)	—	(5)(8)(9)
				3,421,739	3,472,975

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2022

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Park Place Technologies, LLC		Internet Services & Infrastructure
First Lien Term Loan, SOFR+5.00% cash due 11/10/2027	8.13%		$4,925,000	$4,780,842	$4,686,975	(5)
				4,780,842	4,686,975
Performance Health Holdings, Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+6.00% cash due 7/12/2027	8.88%		4,398,925	4,328,855	4,291,591	(5)(8)
				4,328,855	4,291,591
PFNY Holdings, LLC		Leisure Facilities
First Lien Term Loan, LIBOR+7.00% cash due 12/31/2026	9.28%		6,275,495	6,169,457	6,212,740	(5)(8)
First Lien Delayed Draw Term Loan, LIBOR+7.00% cash due 12/31/2026	9.25%		534,596	524,447	528,590	(5)(8)(9)
First Lien Revolver, LIBOR+7.00% cash due 12/31/2026			—	(5,075)	(3,003)	(5)(8)(9)
				6,688,829	6,738,327
Planview Parent, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 12/18/2028	10.92%		9,872,000	9,723,920	9,477,120	(5)(8)
				9,723,920	9,477,120
Pluralsight, LLC		Application Software
First Lien Term Loan, LIBOR+8.00% cash due 4/6/2027	10.68%		15,361,250	15,128,211	14,877,371	(5)(8)
First Lien Revolver, LIBOR+8.00% cash due 4/6/2027			—	(15,915)	(33,325)	(5)(8)(9)
				15,112,296	14,844,046
PRGX Global, Inc.		Data Processing & Outsourced Services
First Lien Term Loan, LIBOR+6.75% cash due 3/3/2026	10.42%		8,173,682	8,061,864	8,014,295	(5)(8)
First Lien Revolver, LIBOR+6.75% cash due 3/3/2026			—	(8,337)	(11,883)	(5)(8)(9)
19,485 Class B Common Units				19,485	21,434	(8)
				8,073,012	8,023,846
Profrac Holdings II, LLC		Industrial Machinery
First Lien Term Loan, SOFR+8.50% cash due 3/4/2025	10.01%		5,445,012	5,315,852	5,336,112	(5)(8)
				5,315,852	5,336,112
Project Boost Purchaser, LLC		Application Software
Second Lien Term Loan, LIBOR+8.00% cash due 5/31/2027	11.12%		1,500,000	1,500,000	1,441,875	(5)(8)
				1,500,000	1,441,875
Quantum Bidco Limited		Food Distributors
First Lien Term Loan, SONIA+6.00% cash due 1/29/2028	8.39%		£1,125,000	1,493,034	1,081,854	(5)(8)(10)
				1,493,034	1,081,854
Radiology Partners, Inc.		Health Care Distributors
First Lien Term Loan, LIBOR+4.25% cash due 7/9/2025	7.33%		$2,100,000	1,977,241	1,778,700	(5)
				1,977,241	1,778,700
Relativity ODA LLC		Application Software
First Lien Term Loan, LIBOR+7.50% PIK due 5/12/2027			6,051,849	5,947,377	5,907,209	(5)(8)
First Lien Revolver, LIBOR+6.50% cash due 5/12/2027			—	(10,447)	(15,604)	(5)(8)(9)
				5,936,930	5,891,605
Renaissance Holding Corp.		Diversified Banks
Second Lien Term Loan, LIBOR+7.00% cash due 5/29/2026	10.12%		1,138,000	1,129,465	1,092,952	(5)
				1,129,465	1,092,952
RP Escrow Issuer LLC		Health Care Distributors
Fixed Rate Bond, 5.25% cash due 12/15/2025			306,000	281,345	253,288
				281,345	253,288
RumbleOn, Inc.		Automotive Retail
First Lien Term Loan, LIBOR+8.25% cash due 8/31/2026	11.92%		9,100,561	8,645,949	8,745,639	(5)(8)(10)
First Lien Delayed Draw Term Loan, LIBOR+8.25% cash due 8/31/2026	11.92%		2,753,355	2,557,592	2,600,520	(5)(8)(9)(10)
39,794 Class B Common Stock Warrants (exercise price $31.50) expiration date 7/25/2023				290,496	17,907	(8)(10)
				11,494,037	11,364,066

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2022

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
Sabert Corporation		Metal & Glass Containers
First Lien Term Loan, LIBOR+4.50% cash due 12/10/2026	7.63%		$2,536,031	$2,510,671	$2,434,590	(5)
				2,510,671	2,434,590
SiO2 Medical Products, Inc.		Metal & Glass Containers
First Lien Term Loan, 5.50% cash 8.50% PIK due 12/21/2026			6,687,369	6,578,780	6,567,665	(8)
75.33 Common Stock Warrants (exercise price $4,920.75) expiration date 7/31/2028				123,557	123,557	(8)
				6,702,337	6,691,222
SM Wellness Holdings, Inc.		Health Care Services
Second Lien Term Loan, LIBOR+8.00% cash due 4/16/2029	10.74%		2,925,000	2,881,125	2,661,750	(5)(8)
				2,881,125	2,661,750
Sorenson Communications, LLC		Communications Equipment
First Lien Term Loan, LIBOR+5.50% cash due 3/17/2026	9.17%		4,246,600	4,204,134	4,082,065	(5)
				4,204,134	4,082,065
Sorrento Therapeutics, Inc.		Biotechnology
16,000 Common Stock Units				63,040	25,120	(10)
				63,040	25,120
Southern Veterinary Partners, LLC		Health Care Facilities
First Lien Term Loan, LIBOR+4.00% cash due 10/5/2027	7.12%		748,096	714,432	709,757	(5)
				714,432	709,757
SPX Flow, Inc.		Industrial Machinery
First Lien Term Loan, SOFR+4.50% cash due 4/5/2029	7.63%		3,500,000	3,311,873	3,250,625	(5)
				3,311,873	3,250,625
SumUp Holdings Luxembourg S.À.R.L.		Other Diversified Financial Services
First Lien Term Loan, EURIBOR+8.50% cash due 3/10/2026	10.00%		€6,820,000	7,963,603	6,597,698	(5)(8)(10)
				7,963,603	6,597,698
Sunland Asphalt & Construction, LLC		Construction & Engineering
First Lien Term Loan, LIBOR+6.00% cash due 1/13/2026	8.88%		$11,602,865	11,450,287	11,359,205	(5)(8)
				11,450,287	11,359,205
Supermoose Borrower, LLC		Application Software
First Lien Term Loan, LIBOR+3.75% cash due 8/29/2025	7.42%		2,865,093	2,673,082	2,526,296	(5)
				2,673,082	2,526,296
SVP-Singer Holdings Inc.		Home Furnishings
First Lien Term Loan, LIBOR+6.75% cash due 7/28/2028	10.42%		5,021,280	4,727,174	4,397,813	(5)(8)
				4,727,174	4,397,813
Tacala, LLC		Restaurants
Second Lien Term Loan, LIBOR+7.50% cash due 2/4/2028	10.62%		3,394,977	3,355,000	3,123,379	(5)
				3,355,000	3,123,379
Tahoe Bidco B.V.		Application Software
First Lien Term Loan, LIBOR+6.00% cash due 9/29/2028	8.68%		5,611,000	5,514,547	5,521,224	(5)(8)(10)
First Lien Revolver, LIBOR+6.00% cash due 10/1/2027			—	(7,037)	(6,733)	(5)(8)(9)(10)
				5,507,510	5,514,491
Tecta America Corp.		Construction & Engineering
Second Lien Term Loan, LIBOR+8.50% cash due 4/9/2029	11.62%		1,671,000	1,645,935	1,616,701	(5)(8)
				1,645,935	1,616,701
Telestream Holdings Corporation		Application Software
First Lien Term Loan, SOFR+9.25% cash due 10/15/2025	12.11%		5,221,988	5,162,048	5,091,438	(5)(8)
First Lien Revolver, SOFR+9.25% cash due 10/15/2025	12.20%		350,700	344,537	338,175	(5)(8)(9)
				5,506,585	5,429,613

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2022

Portfolio Company/Type of Investment (1)(2)(3)(4)	Cash Interest Rate (5)	Industry	Principal (6)	Cost	Fair Value	Notes
TerSera Therapeutics LLC		Pharmaceuticals
Second Lien Term Loan, LIBOR+10.00% cash due 3/30/2026	13.67%		$6,100,000	$5,984,915	$6,053,030	(5)(8)
				5,984,915	6,053,030
Thrasio, LLC		Internet & Direct Marketing Retail
First Lien Term Loan, LIBOR+7.00% cash due 12/18/2026	11.17%		9,697,662	9,523,347	9,261,267	(5)(8)
2,182 Shares of Series C-3 Preferred Stock in Thrasio Holdings, Inc.				26,665	17,783	(8)
73,648 Shares of Series C-2 Preferred Stock in Thrasio Holdings, Inc.				600,000	600,233	(8)
12,510 Shares of Series D Preferred Stock in Thrasio Holdings, Inc.				253,328	253,328	(8)
6,000 Shares of Series X Preferred Stock in Thrasio Holdings, Inc.				6,000,300	6,849,942	(8)(9)
				16,403,640	16,982,553
TIBCO Software Inc.		Application Software
First Lien Term Loan, SOFR+4.50% cash due 3/20/2029	8.15%		5,224,000	4,753,840	4,700,660	(5)
				4,753,840	4,700,660
Touchstone Acquisition, Inc.		Health Care Supplies
First Lien Term Loan, LIBOR+6.00% cash due 12/29/2028	9.12%		5,773,985	5,670,321	5,658,505	(5)(8)
				5,670,321	5,658,505
Virgin Pulse, Inc.		Application Software
Second Lien Term Loan, LIBOR+7.25% cash due 4/6/2029	10.37%		1,540,000	1,524,600	1,293,600	(5)(8)
				1,524,600	1,293,600
Win Brands Group LLC		Housewares & Specialties
First Lien Term Loan, LIBOR+15.00% cash due 1/22/2026	19.64%		591,398	585,661	578,092	(5)(8)
1,250 Class F Warrants in Brand Value Growth LLC (exercise price $0.01) expiration date 1/25/2027				—	66,225	(8)
				585,661	644,317
Windstream Services II, LLC		Integrated Telecommunication Services
First Lien Term Loan, LIBOR+6.25% cash due 9/21/2027	9.37%		9,919,616	9,637,264	9,026,850	(5)
				9,637,264	9,026,850
WP CPP Holdings, LLC		Aerospace & Defense
First Lien Term Loan, LIBOR+3.75% cash due 4/30/2025	6.56%		4,346,235	4,117,383	3,904,353	(5)
				4,117,383	3,904,353
WPEngine, Inc.		Application Software
First Lien Term Loan, LIBOR+6.00% cash due 3/27/2026	10.19%		14,623,000	14,410,596	14,476,771	(5)(8)
				14,410,596	14,476,771
WWEX Uni Topco Holdings, LLC		Air Freight & Logistics
First Lien Term Loan, LIBOR+4.00% cash due 7/26/2028	7.67%		994,987	935,527	909,016	(5)
				935,527	909,016
Zayo Group Holdings, Inc.		Alternative Carriers
First Lien Term Loan, LIBOR+3.00% cash due 3/9/2027	6.12%		1,000,000	945,874	840,505	(5)
Fixed Rate Bond, 4.00% cash due 3/1/2027			150,000	126,967	120,729
				1,072,841	961,234
Zephyr Bidco Limited		Specialized Finance
Second Lien Term Loan, SONIA+7.50% cash due 7/23/2026	9.72%		£2,000,000	2,594,016	1,839,104	(5)(8)(10)
				2,594,016	1,839,104
Total Non-Control/Non-Affiliate Investments (173.7% of net assets)				$577,383,482	$559,313,056
Cash and Cash Equivalents and Restricted Cash (6.0% of net assets)				$19,405,793	$19,405,793
Total Portfolio Investments, Cash and Cash Equivalents and Restricted Cash (179.8% of net assets)				$596,789,275	$578,718,849

Oaktree Strategic Income II, Inc.
Consolidated Schedule of Investments
September 30, 2022

Derivative Instrument	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Counterparty	Cumulative Unrealized Appreciation (Depreciation)
Foreign currency forward contract	$13,066,310	€12,710,431	11/10/2022	Bank of New York Mellon	$580,858
Foreign currency forward contract	$15,205,487	£12,568,533	11/10/2022	Bank of New York Mellon	$1,165,449
					$1,746,307

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
(5)The interest rate on the principal balance outstanding for most of the floating rate loans is indexed to the London Interbank Offered Rate ("LIBOR") and/or an alternate base rate (e.g., prime rate), which typically resets semi-annually, quarterly, or monthly at the borrower's option. Certain loans may also be indexed to the secured overnight financing rate ("SOFR") or the sterling overnight index average ("SONIA"). The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the Company has provided the applicable margin over the reference rates based on each respective credit agreement and the cash interest rate as of period end. All LIBOR shown above is in U.S. dollars unless otherwise noted. As of September 30, 2022, the reference rates for the Company's variable rate loans were the 30-day LIBOR at 3.12%, the 90-day LIBOR at 3.67%, the 180-day LIBOR at 4.17%, the PRIME at 6.25%, the 30-day SOFR at 3.03%, the 90-day SOFR at 3.55%, the SONIA at 1.69%, the 30-day EURIBOR at 0.69%, the 90-day EURIBOR at 0.99% and the 180-day EURIBOR at 0.38%. Most loans include an interest floor, which generally ranges from 0% to 1%. SOFR and SONIA based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread.
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
(8)As of September 30, 2022, these investments are categorized as Level 3 within the fair value hierarchy established by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820") and were valued using significant unobservable inputs.
(9)Investment has undrawn commitments. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(10)Investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2022, qualifying assets represented 80.5% of the Company's total assets and non-qualifying assets represented 19.5% of the Company's total assets.
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

The Company was formed on April 30, 2018 as a Delaware corporation and as of September 30, 2022 is externally managed by Oaktree Fund Advisors, LLC (the "Adviser") pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), between the Company and the Adviser, which was approved by the Board of Directors of the Company on May 11, 2020. From July 9, 2018 through May 11, 2020, the Company was managed by Oaktree Capital Management, L.P., an affiliate of the Adviser. The Adviser is a subsidiary of Oaktree Capital Group, LLC ("OCG"). In 2019, Brookfield Asset Management Inc. ("Brookfield") acquired a majority economic interest in OCG. OCG operates as an independent business within Brookfield, with its own product offerings and investment, marketing and support teams.

The Company conducted private offerings (each, a “Private Offering”) of its common stock ("Common Stock") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At each closing of a Private Offering, each investor participating in that closing made a capital commitment (each, a “Capital Commitment”) to purchase the Company's Common Stock pursuant to a subscription agreement entered into with the Company in connection with its Capital Commitment ("Subscription Agreement"). The initial closing of a Private Offering occurred on August 6, 2018 (the "Initial Closing"). The Company commenced its loan origination and investment activities shortly after its initial capital drawdown from its non-affiliated investors (the "Initial Drawdown"). The proceeds from the Initial Drawdown provided the Company with the necessary seed capital to commence operations. As of September 30, 2022, the Company completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.

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

On September 14, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oaktree Specialty Lending Corporation, a Delaware corporation (“OCSL”), Project Superior Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of OCSL (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of OCSL (the “Merger”) and, immediately thereafter, the Company will merge with and into OCSL, with OCSL continuing as the surviving company (together with the Merger, the “Mergers”). See “Note 13. Pending Merger with OCSL” for additional information regarding the terms of the proposed Mergers.
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

Fair Value Measurements:

The Adviser, as the valuation designee of the Company’s board of directors pursuant to Rule 2a-5 under the Investment Company Act, determines the fair value of the Company’s assets on at least a quarterly basis in accordance with ASC 820. ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. ASC 820 prioritizes the use of observable market prices over entity-specific inputs. Where observable prices or inputs are not available or reliable, valuation techniques are applied. These valuation techniques involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments' complexity.
Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

•Level 1 — Unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date.
•Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data at the measurement date for substantially the full term of the assets or liabilities.
•Level 3 — Unobservable inputs that reflect the Adviser's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
If inputs used to measure fair value fall into different levels of the fair value hierarchy, an investment's level is based on the lowest level of input that is significant to the fair value measurement. The Adviser's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. This includes investment securities that are valued using "bid" and "ask" prices obtained from independent third party pricing services or directly from brokers. These investments may be classified as Level 3 because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities or may require adjustments for investment-specific factors or restrictions.
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, the Adviser obtains and analyzes readily available market quotations provided by pricing vendors and brokers for all of the Company's investments for which quotations are available. In determining the fair value of a particular investment, pricing vendors and brokers use observable market information, including both binding and non-binding indicative quotations.
The Adviser seeks to obtain at least two quotations for the subject or similar securities, typically from pricing vendors. If the Adviser is unable to obtain two quotes from pricing vendors, or if the prices obtained from pricing vendors are not within the Adviser's set threshold, the Adviser seeks to obtain a quote directly from a broker making a market for the asset. The Adviser evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Adviser also performs back-testing of valuation information obtained from pricing vendors and

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, the Adviser performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process. Generally, the Adviser does not adjust any of the prices received from these sources.
If the quotations obtained from pricing vendors or brokers are determined not to be reliable or are not readily available, the Adviser values such investments using any of three different valuation techniques. The first valuation technique is the transaction precedent technique, which utilizes recent or expected future transactions of the investment to determine fair value, to the extent applicable. The second valuation technique is an analysis of the enterprise value ("EV") of the portfolio company. EV means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The EV analysis is typically performed to determine (i) the value of equity investments, (ii) whether there is credit impairment for debt investments and (iii) the value for debt investments that the Company is deemed to control under the Investment Company Act. To estimate the EV of a portfolio company, the Adviser analyzes various factors, including the portfolio company’s historical and projected financial results, macroeconomic impacts on the company and competitive dynamics in the company’s industry. the Adviser also utilizes some or all of the following information based on the individual circumstances of the portfolio company: (i) valuations of comparable public companies, (ii) recent sales of private and public comparable companies in similar industries or having similar business or earnings characteristics, (iii) purchase prices as a multiple of their earnings or cash flow, (iv) the portfolio company’s ability to meet its forecasts and its business prospects, (v) a discounted cash flow analysis, (vi) estimated liquidation or collateral value of the portfolio company's assets and (vii) offers from third parties to buy the portfolio company. The Adviser may probability weight potential sale outcomes with respect to a portfolio company when uncertainty exists as of the valuation date. The third valuation technique is a market yield technique, which is typically performed for non-credit impaired debt investments. In the market yield technique, a current price is imputed for the investment based upon an assessment of the expected market yield for a similarly structured investment with a similar level of risk, and the Adviser considers the current contractual interest rate, the capital structure and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the EV of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Adviser depends on primary market data, including newly funded transactions and industry specific market movements, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.
The Adviser estimates the fair value of certain privately held warrants using a Black Scholes pricing model, which includes an analysis of various factors and subjective assumptions, including the current stock price (by using an EV analysis as described above), the expected period until exercise, expected volatility of the underlying stock price, expected dividends and the risk free rate. Changes in the subjective input assumptions can materially affect the fair value estimates.
In December 2020, the SEC adopted Rule 2a-5 under the Investment Company Act. Rule 2a-5 permits boards of registered investment companies and BDCs to either (i) choose to continue to determine fair value in good faith, or (ii) designate a valuation designee tasked with determining fair value in good faith, subject to the board’s oversight. The Company's board of directors has designated the Adviser to serve as its valuation designee effective September 8, 2022.
The Adviser undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company's investments:
•The quarterly valuation process begins with each portfolio company or investment being initially valued by the Adviser's valuation team;
•Preliminary valuations are then reviewed and discussed with management of the Adviser;
•Separately, independent valuation firms prepare valuations of the Company's investments, on a selected basis, for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and submit the reports to the Company and provide such reports to the Adviser;
•The Adviser compares and contrasts its preliminary valuations to the valuations of the independent valuation firms and prepares a valuation report for the Audit Committee;
•The Audit Committee reviews the valuation report with the Adviser, and the Adviser responds and supplements the valuation report to reflect any discussions between the Adviser and the Audit Committee; and
•The Adviser, as valuation designee, determines the fair value of each investment in the Company's portfolio.
The fair value of the Company's investments as of September 30, 2022 was determined by the Adviser, as the Company's valuation designee, and the fair value of the Company's investments as of September 30, 2021 was determined in good faith by the board of directors. The Company has and will continue to engage independent valuation firms each quarter to provide

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assistance regarding the determination of the fair value of a portion of its portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
With the exception of the line items entitled "deferred financing costs," "other assets," "deferred tax liability," "secured borrowings" and "credit facilities payable," which are reported at amortized cost, all assets and liabilities on the Consolidated Statements of Assets and Liabilities approximate fair value. The carrying value of the line items titled "interest receivable," "receivables from unsettled transactions," "accounts payable, accrued expenses and other liabilities," "base management fee and incentive fees payable," "due to affiliates," "interest payable" and "payables from unsettled transactions" approximate fair value due to their short maturities.
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
Investment Income:
Interest Income
Interest income, adjusted for accretion of original issue discount ("OID"), is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on investments when it is determined that interest is no longer collectible. Investments that are expected to pay regularly scheduled interest in cash are generally placed on non-accrual status when there is reasonable doubt that principal or interest cash payments will be collected. Cash interest payments received on investments may be recognized as income or a return of capital depending upon management’s judgment. A non-accrual investment is restored to accrual status if past due principal and interest are paid in cash, and the portfolio company, in management’s judgment, is likely to continue timely payment of its remaining obligations. As of each of September 30, 2022 and September 30, 2021, there were no investments on non-accrual status.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

insurance limit. Cash and cash equivalents and restricted cash are included on the Company's Consolidated Schedule of Investments and cash equivalents are classified as Level 1 assets.
As of September 30, 2022 and September 30, 2021, included in restricted cash was $3,794,868 and $4,317,968, respectively, which was held at Deutsche Bank Trust Company Americas in connection with the Company's Citibank Facility (defined in Note 6 – Borrowings). The Company was restricted in terms of access to the $3,794,868 and $4,317,968, respectively, until the occurrence of the periodic distribution dates and, in connection therewith, the Company’s submission of its required periodic reporting schedules and verifications of the Company’s compliance with the terms of the Citibank Facility.
Due from Portfolio Companies:
Due from portfolio companies consists of amounts payable to the Company from its portfolio companies, including proceeds from the sale of portfolio companies not yet received or being held in escrow and excluding those amounts attributable to interest, dividends or fees receivable. These amounts are recognized as they become payable to the Company (e.g., principal payments on the scheduled amortization payment date).
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of September 30, 2022, the adoption of this guidance did not have an impact on the Company's consolidated financial statements.

Note 3. Portfolio Investments
Portfolio Composition
As of September 30, 2022, the fair value of the Company's investment portfolio was $559.3 million and was comprised of investments in 115 portfolio companies. As of September 30, 2021, the fair value of the Company's investment portfolio was $575.4 million and was comprised of investments in 108 portfolio companies.
As of September 30, 2022 and September 30, 2021, the Company's investment portfolio consisted of the following:

	September 30, 2022		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
Senior Secured Debt	$562,757,842	97.47%	$554,526,097	97.57%
Preferred Equity	10,332,238	1.79%	7,248,381	1.28%
Common Equity & Warrants	3,002,893	0.52%	2,623,630	0.46%
Subordinated Debt	1,290,509	0.22%	3,905,317	0.69%
Total	$577,383,482	100.00%	$568,303,425	100.00%

	September 30, 2022			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Senior Secured Debt	$544,289,437	97.31%	169.07%	$559,926,869	97.30%	161.59%
Preferred Equity	10,928,379	1.95%	3.39%	8,585,636	1.49%	2.48%
Common Equity & Warrants	2,830,477	0.51%	0.88%	3,028,295	0.53%	0.87%
Subordinated Debt	1,264,763	0.23%	0.39%	3,888,632	0.68%	1.12%
Total	$559,313,056	100.00%	173.74%	$575,429,432	100.00%	166.06%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's debt investments as of September 30, 2022 and September 30, 2021 by floating rates and fixed rates was as follows:

	September 30, 2022		September 30, 2021
	Fair Value	% of Debt Investments	Fair Value	% of Debt Investments
Floating rate	$499,406,257	91.54%	$522,279,872	92.63%
Fixed rate	46,147,943	8.46%	41,535,629	7.37%
Total	$545,554,200	100.00%	$563,815,501	100.00%
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

	September 30, 2022		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
United States	$509,778,567	88.29%	$489,879,815	86.21%
United Kingdom	34,880,502	6.04%	33,461,333	5.89%
Switzerland	11,709,457	2.03%	12,733,548	2.24%
Australia	7,766,545	1.35%	7,804,890	1.37%
Iceland	6,819,597	1.18%	6,762,757	1.19%
Luxembourg	6,428,814	1.11%	9,365,580	1.65%
Chile	—	—%	4,169,586	0.73%
Singapore	—	—%	3,876,279	0.68%
Canada	—	—%	249,637	0.04%
Total	$577,383,482	100.00%	$568,303,425	100.00%

	September 30, 2022			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
United States	$496,936,709	88.85%	154.36%	$495,262,940	86.07%	142.94%
United Kingdom	30,609,111	5.47%	9.51%	34,344,738	5.97%	9.91%
Switzerland	12,030,316	2.15%	3.74%	12,747,940	2.22%	3.68%
Australia	7,715,175	1.38%	2.40%	7,871,723	1.37%	2.27%
Iceland	6,867,718	1.23%	2.13%	6,873,455	1.19%	1.98%
Luxembourg	5,154,027	0.92%	1.60%	9,807,095	1.70%	2.83%
Chile	—	—%	—%	4,238,488	0.74%	1.22%
Singapore	—	—%	—%	4,033,053	0.70%	1.16%
Canada	—	—%	—%	250,000	0.04%	0.07%
Total	$559,313,056	100.00%	173.74%	$575,429,432	100.00%	166.06%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the Company's portfolio by industry at cost as a percentage of total investments and at fair value as a percentage of total investments and net assets as of September 30, 2022 and September 30, 2021 was as follows:

	September 30, 2022		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
Application Software	$113,162,928	19.54%	$105,037,693	18.50%
Pharmaceuticals	30,805,266	5.34%	34,125,774	6.00%
Biotechnology	23,542,336	4.08%	32,034,990	5.64%
Industrial Machinery	23,017,473	3.99%	20,602,087	3.63%
Construction & Engineering	21,243,653	3.68%	20,762,547	3.65%
Health Care Technology	17,840,825	3.09%	5,603,266	0.99%
Aerospace & Defense	16,600,715	2.88%	16,267,556	2.86%
Personal Products	16,486,415	2.86%	28,836,040	5.07%
Internet & Direct Marketing Retail	16,403,640	2.84%	16,195,690	2.85%
Data Processing & Outsourced Services	15,741,878	2.73%	15,762,361	2.77%
Health Care Distributors	15,740,879	2.73%	4,820,334	0.85%
Fertilizers & Agricultural Chemicals	14,140,390	2.45%	18,208,561	3.20%
Health Care Supplies	14,020,192	2.43%	8,129,966	1.43%
Insurance Brokers	13,682,997	2.37%	13,624,213	2.40%
Internet Services & Infrastructure	13,398,814	2.32%	12,096,508	2.13%
Automotive Retail	13,378,832	2.32%	10,576,274	1.86%
Health Care Services	12,285,121	2.13%	15,458,063	2.72%
Home Improvement Retail	11,206,868	1.94%	11,374,657	2.00%
Airport Services	10,623,779	1.84%	10,385,781	1.83%
Integrated Telecommunication Services	9,637,264	1.67%	10,490,500	1.85%
Distributors	9,625,446	1.67%	—	—%
Metal & Glass Containers	9,213,008	1.60%	5,553,715	0.98%
Real Estate Services	8,639,926	1.50%	8,710,292	1.53%
Cable & Satellite	8,443,937	1.46%	8,910,000	1.57%
Soft Drinks	8,286,000	1.44%	8,077,613	1.42%
Other Diversified Financial Services	7,963,603	1.38%	6,559,321	1.15%
Movies & Entertainment	7,766,545	1.35%	7,804,890	1.37%
Electrical Components & Equipment	7,210,483	1.25%	7,225,215	1.27%
Leisure Facilities	6,688,829	1.16%	4,329,641	0.76%
Oil & Gas Storage & Transportation	5,740,538	0.99%	9,659,457	1.70%
IT Consulting & Other Services	5,620,175	0.97%	5,644,359	0.99%
Specialized Finance	5,437,095	0.94%	4,499,017	0.79%
Environmental & Facilities Services	5,005,458	0.87%	—	—%
Real Estate Operating Companies	4,981,666	0.86%	6,983,385	1.23%
Education Services	4,916,870	0.85%	—	—%
Home Furnishings	4,727,174	0.82%	4,723,943	0.83%
Diversified Support Services	4,518,607	0.78%	4,469,808	0.79%
Health Care Equipment	4,476,870	0.78%	4,351,936	0.77%
Communications Equipment	4,204,134	0.73%	4,698,738	0.83%
Restaurants	3,355,000	0.58%	3,347,525	0.59%
Paper Packaging	3,244,640	0.56%	—	—%
Hotels, Resorts & Cruise Lines	3,228,519	0.56%	—	—%
Property & Casualty Insurance	2,852,065	0.49%	—	—%
Leisure Products	2,461,400	0.43%	8,083,405	1.42%
Consumer Finance	2,246,458	0.39%	—	—%
Oil & Gas Refining & Marketing	2,006,067	0.35%	7,671,686	1.35%
Systems Software	1,911,355	0.33%	—	—%
Air Freight & Logistics	1,504,777	0.26%	—	—%
Food Distributors	1,493,034	0.26%	1,486,303	0.26%
Research & Consulting Services	1,374,876	0.24%	2,362,030	0.42%
Diversified Banks	1,129,465	0.20%	1,129,465	0.20%
Alternative Carriers	1,072,841	0.19%	964,264	0.17%
Construction Materials	840,786	0.15%	809,832	0.14%
Specialty Chemicals	716,095	0.12%	716,095	0.13%
Health Care Facilities	714,432	0.12%	—	—%
Housewares & Specialties	585,661	0.10%	645,632	0.11%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2022		September 30, 2021
Cost:		% of Total Investments		% of Total Investments
Advertising	$219,382	0.04%	$—	—%
Independent Power Producers & Energy Traders	—	—%	7,574,559	1.33%
Airlines	—	—%	4,169,586	0.73%
Managed Health Care	—	—%	3,918,152	0.69%
Interactive Media & Services	—	—%	3,876,279	0.68%
Thrifts & Mortgage Finance	—	—%	3,748,666	0.66%
Forest Products	—	—%	1,939,746	0.34%
Electric Utilities	—	—%	1,641,216	0.29%
Electronic Components	—	—%	1,375,156	0.24%
Food Retail	—	—%	249,637	0.04%
Total	$577,383,482	100.00%	$568,303,425	100.00%

	September 30, 2022			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Application Software	$110,245,600	19.69%	34.23%	$105,949,514	18.42%	30.58%
Pharmaceuticals	29,499,059	5.27%	9.16%	34,958,925	6.08%	10.09%
Biotechnology	23,425,603	4.19%	7.28%	32,486,832	5.65%	9.38%
Industrial Machinery	22,764,332	4.07%	7.07%	20,988,046	3.65%	6.06%
Construction & Engineering	21,107,433	3.77%	6.56%	20,902,686	3.63%	6.03%
Health Care Technology	17,538,770	3.14%	5.45%	5,649,515	0.98%	1.63%
Internet & Direct Marketing Retail	16,982,553	3.04%	5.28%	17,697,267	3.08%	5.11%
Aerospace & Defense	16,416,382	2.94%	5.10%	16,188,169	2.81%	4.67%
Personal Products	15,487,059	2.77%	4.81%	29,379,063	5.11%	8.48%
Data Processing & Outsourced Services	15,445,789	2.76%	4.80%	15,774,549	2.74%	4.55%
Health Care Distributors	15,412,232	2.76%	4.79%	4,816,700	0.84%	1.39%
Fertilizers & Agricultural Chemicals	14,814,205	2.65%	4.60%	18,311,828	3.18%	5.28%
Health Care Supplies	13,961,710	2.50%	4.34%	8,168,802	1.42%	2.36%
Automotive Retail	13,253,653	2.37%	4.12%	10,657,160	1.85%	3.08%
Internet Services & Infrastructure	13,148,590	2.35%	4.08%	12,211,475	2.12%	3.52%
Insurance Brokers	12,193,361	2.18%	3.79%	14,797,626	2.57%	4.27%
Health Care Services	11,352,541	2.03%	3.53%	15,732,690	2.73%	4.54%
Home Improvement Retail	11,113,634	1.99%	3.45%	11,374,695	1.98%	3.28%
Airport Services	10,427,163	1.86%	3.24%	10,086,433	1.75%	2.91%
Distributors	9,262,847	1.66%	2.88%	—	—%	—%
Metal & Glass Containers	9,125,812	1.63%	2.83%	5,564,989	0.97%	1.61%
Integrated Telecommunication Services	9,026,850	1.61%	2.80%	10,928,339	1.90%	3.15%
Real Estate Services	8,402,738	1.50%	2.61%	8,753,513	1.52%	2.53%
Soft Drinks	8,140,301	1.46%	2.53%	8,077,585	1.40%	2.33%
Cable & Satellite	7,955,776	1.42%	2.47%	9,015,930	1.57%	2.60%
Movies & Entertainment	7,715,175	1.38%	2.40%	7,871,723	1.37%	2.27%
Electrical Components & Equipment	7,032,453	1.26%	2.18%	7,227,759	1.26%	2.09%
Leisure Facilities	6,738,327	1.20%	2.09%	4,430,889	0.77%	1.28%
Other Diversified Financial Services	6,597,698	1.18%	2.05%	6,415,445	1.11%	1.85%
Oil & Gas Storage & Transportation	5,311,619	0.95%	1.65%	8,771,281	1.52%	2.53%
Real Estate Operating Companies	5,092,946	0.91%	1.58%	7,120,371	1.24%	2.05%
Environmental & Facilities Services	4,940,486	0.88%	1.53%	—	—%	—%
Education Services	4,660,125	0.83%	1.45%	—	—%	—%
Specialized Finance	4,632,902	0.83%	1.44%	4,578,283	0.80%	1.32%
Health Care Equipment	4,441,773	0.79%	1.38%	4,368,523	0.76%	1.26%
Diversified Support Services	4,409,283	0.79%	1.37%	4,449,622	0.77%	1.28%
Home Furnishings	4,397,813	0.79%	1.37%	4,771,890	0.83%	1.38%
IT Consulting & Other Services	4,134,683	0.74%	1.28%	5,772,258	1.00%	1.67%
Communications Equipment	4,082,065	0.73%	1.27%	4,784,763	0.83%	1.38%
Hotels, Resorts & Cruise Lines	3,234,470	0.58%	1.00%	—	—%	—%
Paper Packaging	3,224,189	0.58%	1.00%	—	—%	—%
Restaurants	3,123,379	0.56%	0.97%	3,396,250	0.59%	0.98%
Property & Casualty Insurance	2,566,875	0.46%	0.80%	—	—%	—%
Consumer Finance	2,059,200	0.37%	0.64%	—	—%	—%

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2022			September 30, 2021
Fair Value:		% of Total Investments	% of Net Assets		% of Total Investments	% of Net Assets
Oil & Gas Refining & Marketing	$2,031,903	0.36%	0.63%	$7,777,211	1.35%	2.24%
Leisure Products	2,009,813	0.36%	0.62%	8,091,483	1.41%	2.34%
Systems Software	1,825,066	0.33%	0.57%	—	—%	—%
Air Freight & Logistics	1,357,516	0.24%	0.42%	—	—%	—%
Research & Consulting Services	1,224,826	0.22%	0.38%	2,442,962	0.42%	0.71%
Diversified Banks	1,092,952	0.20%	0.34%	1,144,401	0.20%	0.33%
Food Distributors	1,081,854	0.19%	0.34%	1,501,725	0.26%	0.43%
Alternative Carriers	961,234	0.17%	0.30%	1,001,020	0.17%	0.29%
Health Care Facilities	709,757	0.13%	0.22%	—	—%	—%
Construction Materials	697,527	0.12%	0.22%	847,865	0.15%	0.24%
Housewares & Specialties	644,317	0.12%	0.20%	689,765	0.12%	0.20%
Specialty Chemicals	565,243	0.10%	0.18%	732,453	0.13%	0.21%
Advertising	211,594	0.04%	0.07%	—	—%	—%
Independent Power Producers & Energy Traders	—	—%	—%	7,554,375	1.31%	2.18%
Airlines	—	—%	—%	4,238,488	0.74%	1.22%
Interactive Media & Services	—	—%	—%	4,033,053	0.70%	1.16%
Managed Health Care	—	—%	—%	3,925,150	0.68%	1.13%
Thrifts & Mortgage Finance	—	—%	—%	3,830,807	0.67%	1.11%
Forest Products	—	—%	—%	1,964,238	0.34%	0.57%
Electric Utilities	—	—%	—%	1,578,793	0.27%	0.46%
Electronic Components	—	—%	—%	1,394,255	0.24%	0.40%
Food Retail	—	—%	—%	250,000	0.04%	0.07%
Total	$559,313,056	100.00%	173.74%	$575,429,432	100.00%	166.06%

Fair Value Measurements
The following table presents the financial instruments carried at fair value as of September 30, 2022 on the Company's Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	Level 1	Level 2	Level 3	Total
Senior secured debt	$—	$98,566,491	$445,722,946	$544,289,437
Subordinated debt	—	305,784	958,979	1,264,763
Common equity & warrants	562,114	—	2,268,363	2,830,477
Preferred equity	—	—	10,928,379	10,928,379
Total investments at fair value	$562,114	$98,872,275	$459,878,667	$559,313,056
Derivative asset	—	1,746,307	—	1,746,307
Total assets at fair value	$562,114	$100,618,582	$459,878,667	$561,059,363

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
The following table provides a roll-forward of the changes in fair value from September 30, 2021 to September 30, 2022, for all investments for which the Company determined fair value using unobservable (Level 3) factors:

	Senior Secured Debt	Subordinated Debt	Preferred Equity	Common Equity & Warrants	Total
Fair value as of September 30, 2021	$442,162,872	$3,888,632	$8,585,636	$2,906,215	$457,543,355
Purchases	104,759,942	715,861	3,083,857	630,970	109,190,630
Sales and repayments	(107,184,626)	(3,809,006)	—	(186,573)	(111,180,205)
Transfers in (a)(c)	14,434,719	—	—	—	14,434,719
Transfers out (a)(b)	(3,851,936)	—	—	(788,800)	(4,640,736)
Capitalized PIK interest income	4,579,961	56,759	—	—	4,636,720
Accretion of OID	4,527,728	85,740	—	—	4,613,468
Net unrealized appreciation (depreciation)	(13,797,305)	20,993	(741,114)	(299,838)	(14,817,264)
Net realized gains (losses)	91,591	—	—	6,389	97,980
Fair value as of September 30, 2022	$445,722,946	$958,979	$10,928,379	$2,268,363	$459,878,667
Net unrealized appreciation (depreciation) relating to Level 3 assets still held at September 30, 2022 and reported within net unrealized appreciation (depreciation) in the Consolidated Statement of Operations for the year ended September 30, 2022	$(12,501,981)	$(5,931)	$(741,114)	$(299,838)	$(13,548,864)
__________
(a) There were transfers into/out of Level 3 from/to Level 2 for certain investments during the year ended September 30, 2022 as a result of a change in the number of market quotes available and/or a change in market liquidity.
(b) One transfer out was the result of a transaction in which Level 3 common equity was exchanged for Level 1 common equity.
(c) There was one transfer into Level 3 from Level 2 as a result of an investment restructuring in which Level 2 senior secured debt was exchanged for Level 3 senior secured debt.

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
Significant Unobservable Inputs for Level 3 Investments
The following table provides quantitative information related to the significant unobservable inputs for Level 3 investments, which were carried at fair value as of September 30, 2022:

Asset	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average (a)
Senior secured debt	$371,353,394	Market Yield	Market Yield	(b)	10.0%	-	30.0%	13.7%
	74,369,552	Broker Quotations	Broker Quoted Price	(c)	N/A	-	N/A	N/A
Subordinated debt	958,979	Market Yield	Market Yield	(b)	18.0%	-	20.0%	19.0%
Common equity & warrants & preferred equity	108,233	Transaction Precedent	Transaction Price	(e)	N/A	-	N/A	N/A
	8,248,979	Enterprise Value	Revenue Multiple	(d)	0.6x	-	10.1x	7.7x
	4,839,530	Enterprise Value	EBITDA Multiple	(d)	4.5x	-	20.0x	14.0x
Total	$459,878,667
_____________________
(a) Weighted averages are calculated based on fair value of investments.
(b) Used when market participant would take into account market yield when pricing the investment.
(c) The Adviser generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair value determinations for quoted senior secured debt investments. Since these prices are non-binding, they may not be indicative of fair value. The Adviser evaluates the quotations provided by pricing vendors and brokers based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated.
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
Note 4. Fee Income
For the years ended September 30, 2022, 2021 and 2020, the Company recorded total fee income of $1,600,512, $4,155,818 and $2,315,769, respectively, of which $137,794, $69,626 and $50,329, respectively, was recurring in nature. Recurring fee income primarily consisted of servicing fees and exit fees.

Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to FASB ASC Topic 260-10, Earnings per Share, for the years ended September 30, 2022, 2021 and 2020:

	Year ended September 30, 2022	Year ended September 30, 2021	Year ended September 30, 2020
Earnings (loss) per common share — basic and diluted:
Net increase (decrease) in net assets resulting from operations	$12,135,818	$36,739,845	$22,307,607
Weighted average common shares outstanding	17,401,121	17,401,121	12,422,418
Earnings (loss) per common share — basic and diluted	$0.70	$2.11	$1.80

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Net Assets
The following table presents the changes in net assets for the years ended September 30, 2022, 2021 and 2020:

	Common Stock
	Shares	Par Value	Additional Paid-in-Capital	Accumulated Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2019	8,309,861	$8,310	$168,819,173	$2,799,267	$171,626,750
Net investment income	—	—	—	17,170,080	17,170,080
Net unrealized appreciation (depreciation)	—	—	—	(1,439,671)	(1,439,671)
Net realized gains (losses)	—	—	—	6,570,831	6,570,831
Provision for income tax (expense) benefit	—	—	—	6,367	6,367
Reclassification of additional paid-in-capital	—	—	(189,082)	189,082	—
Issuance of common stock	9,091,260	9,091	168,707,907	—	168,716,998
Distributions to stockholders	—	—	—	(15,649,588)	(15,649,588)
Balance at September 30, 2020	17,401,121	$17,401	$337,337,998	$9,646,368	$347,001,767
Net investment income	—	—	—	26,592,831	26,592,831
Net unrealized appreciation (depreciation)	—	—	—	7,280,860	7,280,860
Net realized gains (losses)	—	—	—	2,992,242	2,992,242
Provision for income tax (expense) benefit	—	—	—	(126,088)	(126,088)
Distributions to stockholders	—	—	—	(37,238,403)	(37,238,403)
Balance at September 30, 2021	17,401,121	$17,401	$337,337,998	$9,147,810	$346,503,209
Net investment income	—	—	—	32,880,762	32,880,762
Net unrealized appreciation (depreciation)	—	—	—	(24,139,553)	(24,139,553)
Net realized gains (losses)	—	—	—	3,323,075	3,323,075
Provision for income tax (expense) benefit	—	—	—	71,534	71,534
Distributions to stockholders	—	—	—	(36,716,365)	(36,716,365)
Balance at September 30, 2022	17,401,121	$17,401	$337,337,998	$(15,432,737)	$321,922,662

Capital Activity
As of September 30, 2022 and September 30, 2021, the Company completed drawdowns of $337,558,996, or 100%, of Capital Commitments from investors in connection with Private Offerings, of which $3,854,346 in Capital Commitments were made by one or more affiliates of the Adviser.
The Company has the authority to issue 250,000,000 shares of Common Stock, $0.001 per share par value and 100,000,000 shares of preferred stock, $0.001 per share par value. The following table summarizes total shares issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for the Company’s Common Stock through September 30, 2022:

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

The following table reflects the distributions per share that the Company has paid on its common stock during the year ended September 30, 2022:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	December 15, 2021	December 28, 2021	$0.42	$7,308,472
Special	December 15, 2021	December 28, 2021	0.38	6,612,424
Quarterly	March 15, 2022	March 28, 2022	0.43	7,482,481
Quarterly	June 15, 2022	June 30, 2022	0.44	7,656,494
Quarterly	September 15, 2022	September 27, 2022	0.44	7,656,494
			$2.11	$36,716,365

The following table reflects the distributions per share that the Company has paid on its common stock during the year ended September 30, 2021:

Distribution Type	Record Date	Payment Date	Amount per Share	Cash Distribution
Quarterly	December 15, 2020	December 31, 2020	$0.35	$6,090,393
Special	December 15, 2020	December 31, 2020	0.62	10,788,696
Quarterly	March 15, 2021	March 26, 2021	0.35	6,090,393
Quarterly	June 15, 2021	June 30, 2021	0.40	6,960,449
Quarterly	September 15, 2021	September 27, 2021	0.42	7,308,472
			$2.14	$37,238,403

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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company made customary representations and warranties and was required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities. The Company's borrowings, including under the CNB-1 Facility, were subject to the leverage restrictions contained in the Investment Company Act.
As of September 30, 2022 and September 30, 2021, the Company had no borrowings outstanding under the CNB-1 Facility. The Company’s borrowings under the CNB-1 Facility bore interest at a weighted average interest rate of 3.27% for the year ended September 30, 2020. For the year ended September 30, 2020, the Company recorded interest expense (inclusive of fees) of $1,769,383 related to the CNB-1 Facility.
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
As of September 30, 2022 and September 30, 2021, the Company had $37.0 million and $51.0 million, respectively, outstanding under the CNB-2 Facility. For the years ended September 30, 2022, 2021 and 2020, the Company’s borrowings under the CNB-2 Facility bore interest at a weighted average interest rate of 3.37%, 2.91% and 3.32%, respectively. For the years ended September 30, 2022, 2021 and 2020, the Company recorded interest expense (inclusive of fees) of $1,423,297, $1,302,400 and $183,244, respectively, related to the CNB-2 Facility.

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
As of September 30, 2022 and September 30, 2021, the Company had $220.0 million and $200.0 million, respectively, outstanding under the Citibank Facility. The Company’s borrowings under the Citibank Facility bore interest at a weighted average interest rate of 3.00%, 2.32% and 2.91% for the years ended September 30, 2022, 2021 and 2020, respectively. For the years ended September 30, 2022, 2021 and 2020, the Company recorded interest expense (inclusive of fees) of $7,300,813, $3,999,650 and $2,692,069, respectively, related to the Citibank Facility.

Secured Borrowings

As of September 30, 2022, the Company had no secured borrowings outstanding. As of September 30, 2021, the Company had $10.0 million of secured borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 120 days of the trade date. The Company's secured borrowings bore interest at a weighted average rate of 3.43% and 3.23%, respectively, for the years ended September 30, 2022 and 2021. The Company recorded $274,617 and $194,922 of interest expense in connection with secured borrowings for the years ended September 30, 2022 and 2021, respectively.

Principal Payments
Scheduled principal payments for debt obligations as of September 30, 2022 are as follows:

	Payments due during fiscal years ended September 30,
	Total	2023	2024	2025	2026	2027 and Thereafter
CNB-2 Facility	$37,000,000	$37,000,000	$—	$—	$—	$—
Citibank Facility	220,000,000	—	—	220,000,000	—	—
Total	$257,000,000	$37,000,000	$—	$220,000,000	$—	$—

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
Presented below is a reconciliation of net increase (decrease) in net assets resulting from operations to taxable income for the years ended September 30, 2022, 2021 and 2020:

	Year ended September 30, 2022	Year ended September 30, 2021	Year ended September 30, 2020
Net increase (decrease) in net assets resulting from operations	$12,135,818	$36,739,845	$22,307,607
Net unrealized (appreciation) depreciation	24,139,553	(7,280,860)	1,439,671
Book/tax differences due to capital gains incentive fee	(1,988,557)	1,765,387	1,027,505
Book/tax difference due to organizational and deferred offering costs	(30,407)	(30,407)	(30,407)
Other book/tax differences	(199,849)	1,397,679	(676,078)
Taxable income (1)	$34,056,558	$32,591,644	$24,068,298
__________________
(1)The Company's taxable income for the year ended September 30, 2022 is an estimate and will not be finally determined until the Company files its tax return. Therefore, the final taxable income may be different than the estimate.
For the year ended September 30, 2022, the Company recognized a total provision for income tax benefit of $71,534, which was primarily comprised of a deferred income tax benefit of $76,225 that resulted from unrealized depreciation on an investment held by a wholly-owned taxable subsidiary.
For the year ended September 30, 2021,the Company recognized a total provision for income tax expense of $126,088, which was comprised of a deferred income tax expense of $113,535 that resulted from unrealized appreciation on an investment held by a wholly-owned taxable subsidiary and a current tax expense of $12,553.
For the year ended September 30, 2020, the Company recognized a total provision for income tax benefit of $6,367, which was comprised of a current income tax benefit of $10,206 partially offset by a deferred income tax expense of $3,839 that resulted from unrealized appreciation on investments held by wholly-owned taxable subsidiaries.
As of September 30, 2022, the Company's tax year end, the components of accumulated undistributed income on a tax basis were as follows:

Undistributed ordinary income, net	$1,570,630
Net realized capital gains	$2,268,092
Unrealized losses, net	$(19,271,749)
The aggregate cost of investments for income tax purposes was $580,288,464 as of September 30, 2022. As of September 30, 2022, the aggregate gross unrealized appreciation for all investments in which there was an excess of value over cost for income tax purposes was $33,549,982. As of September 30, 2022, the aggregate gross unrealized depreciation for all investments in which there was an excess of cost for income tax purposes over value was $52,821,731. As of September 30, 2022, net unrealized depreciation based on the aggregate cost of investments for income tax purposes was $19,271,749.

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
For purposes of calculating the Management Fee, the Gross Asset Value is determined by the Company’s board of directors (including any committee thereof). Until August 6, 2019, the Management Fee for each quarter was calculated based on the Company’s average Gross Asset Value at the end of each month during such calendar quarter (prior to taking into account any Incentive Fee); provided, that the Management Fee for the Company’s first calendar quarter was calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). Following August 6, 2019, the Management Fee for each quarter is calculated based on the Company’s average Gross Asset Value at the end of such quarter and at the end of the preceding quarter (in each case, prior to taking into account any Incentive Fee); provided, that the Management Fee for the calendar quarter in which the Company consummates a Qualified Listing will be calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). For the years ended September 30, 2022, 2021 and 2020, base management fees were $5,656,120, $5,277,116 and $3,689,499, respectively.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The foregoing calculations will be appropriately prorated for any period of less than three months and adjusted for any issuances or repurchases of Common Stock during a quarter. For the years ended September 30, 2022, 2021 and 2020, Investment Income Incentive Fees were $7,723,049, $7,155,662 and $3,955,710, respectively.
Capital Gains Incentive Fee
In addition to the Investment Income Incentive Fee described above, the Adviser is entitled to receive a Capital Gains Incentive Fee (as defined below). The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each calendar year. The Capital Gains Incentive Fee is equal to 20% of the realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee with respect to each of the investments in the Company’s portfolio, provided, that the Capital Gains Incentive Fee determined as of December 31, 2018 was calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of the Initial Closing through the end of 2018 (the “Capital Gains Incentive Fee,” and together with the Investment Income Incentive Fee, the “Incentive Fees”). As of September 30, 2022, the Company paid $1,496,334 of capital gains incentive fees cumulatively under the Investment Advisory Agreement
Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 20% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the year ended September 30, 2022, the Company reversed previously accrued Capital Gains Incentive Fees of $1,988,557. For the years ended September 30, 2021 and 2020, the Company accrued Capital Gains Incentive Fees of $2,029,815 and $1,027,505, respectively. As of September 30, 2022, there was no accrued capital gains incentive fee liability. As of September 30, 2021, the total accrued capital gains incentive fee liability was $3,220,463.
As of September 30, 2022 and September 30, 2021, the Company had a liability on its Consolidated Statements of Assets and Liabilities in the amounts of $3,272,662 and $6,433,876, respectively, reflecting the unpaid portion of the Base Management Fee and Incentive Fees payable to the Adviser.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For the year ended September 30, 2022, the Company incurred $575,978 of expenses under the Administration Agreement, of which $462,867 was included in administrator expense and the remaining $113,111 was included in general and administrative expenses on the Consolidated Statements of Operations. For the year ended September 30, 2021, the Company incurred $499,710 of expenses under the Administration Agreement, of which $418,580 was included in administrator expense and the remaining $81,130 was included in general and administrative expenses on the Consolidated Statements of Operations. For the year ended September 30, 2020, the Company incurred $551,954 of expenses under the Administration Agreement, of which $470,898 was included in administrator expense and the remaining $81,056 was included in general and administrative expenses on the Consolidated Statements of Operations. As of September 30, 2022 and September 30, 2021, $920,645 and $1,055,391, respectively, was included in “Due to affiliates” in the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of administrative expenses and other reimbursable expenses.
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Financial Highlights

	Year ended September 30, 2022	Year ended September 30, 2021	Year ended September 30, 2020
Net asset value at beginning of period	$19.91	$19.94	$20.65
Net investment income (1)	1.89	1.53	1.38
Net unrealized appreciation (depreciation) (1)	(1.38)	0.42	(1.24)
Net realized gains (losses) (1)	0.19	0.17	0.53
Provision for income taxes (1)	—	(0.01)	—
Distributions of net investment income to stockholders	(1.87)	(1.74)	(1.38)
Distributions of capital gains to stockholders	(0.24)	(0.40)	—
Net asset value at end of period	$18.50	$19.91	$19.94
Total return (2)	3.37%	11.03%	3.46%
Common stock outstanding at beginning of period	17,401,121	17,401,121	8,309,861
Common stock outstanding at end of period	17,401,121	17,401,121	17,401,121
Net assets at beginning of period	$346,503,209	$347,001,767	$171,626,750
Net assets at end of period	$321,922,662	$346,503,209	$347,001,767
Average net assets (3)	$337,581,435	$347,574,530	$239,649,143
Ratio of net investment income to average net assets	9.74%	7.65%	7.16%
Ratio of total expenses to average net assets	6.97%	6.47%	6.54%
Ratio of portfolio turnover to average investments at fair value	27.47%	47.55%	64.79%
Weighted average outstanding debt	$264,031,973	$180,967,198	$123,846,995
Average debt per share (1)	$15.17	$10.40	$9.97
Asset coverage ratio (4)	225.26%	232.78%	428.45%

(1)	Calculated based upon weighted average shares outstanding for the period.
(2)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share or capital activity, if any, divided by the beginning NAV per share, assuming a dividend reinvestment price equal to the NAV per share at the beginning of the period.
(3)	Calculated based upon the weighted average net assets for the period.
(4)	Based on outstanding senior securities of $257.0 million, $261.0 million and $105.6 million as of September 30, 2022, 2021 and 2020, respectively.

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Securities

Information about the Company's senior securities (including debt securities and other indebtedness) is shown in the following table as of the fiscal years ended September 30, 2022, 2021 and 2020.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit

CNB-2 Facility
Fiscal 2020	$5,000,000	$4,285	—	N/A
Fiscal 2021	51,000,000	2,328	—	N/A
Fiscal 2022	37,000,000	2,253	—	N/A

Citibank Facility
Fiscal 2020	$100,000,000	$4,285	—	N/A
Fiscal 2021	200,000,000	2,328	—	N/A
Fiscal 2022	220,000,000	2,253	—	N/A

Derivative Liability
Fiscal 2020	$647,889	$4,285	—	N/A

Secured Borrowings
Fiscal 2021	$9,969,425	2,328	—	N/A

Total Senior Securities
Fiscal 2020	$105,647,889	$4,285	—	N/A
Fiscal 2021	260,969,425	2,328	—	N/A
Fiscal 2022	257,000,000	2,253	—	N/A
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

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. As indicated in the table below, as of September 30, 2022 and September 30, 2021, off-balance sheet arrangements consisted of $22,812,917 and $48,497,448, respectively, of unfunded commitments to provide debt and equity financing to certain of the Company's portfolio companies. Such commitments are subject to the portfolio company's satisfaction of certain financial and nonfinancial covenants and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Statements of Assets and Liabilities.

	September 30, 2022	September 30, 2021
BioXcel Therapeutics, Inc.	$2,757,002	$—
BAART Programs, Inc.	2,170,022	1,087,000
iCIMs, Inc.	1,627,445	—
Marinus Pharmaceuticals, Inc.	1,405,400	4,497,280
Accupac, Inc.	1,287,825	913,612
RumbleOn, Inc.	1,165,476	3,939,637
Pluralsight, LLC	1,057,932	1,057,932
Innocoll Pharmaceuticals Limited	1,006,516	—
Grove Hotel Parcel Owner, LLC	992,930	—
Mesoblast, Inc.	852,520	—
Mindbody, Inc.	761,905	761,905
Thrasio, LLC	666,700	666,700
Dialyze Holdings, LLC	630,750	630,750
OTG Management, LLC	610,476	610,476
PRGX Global, Inc.	609,399	609,399
Relativity ODA LLC	543,700	543,700
MRI Software LLC	461,191	693,399
Tahoe Bidco B.V.	420,825	—
ASP-R-PAC Acquisition Co LLC	395,957	—
Kings Buyer, LLC	368,876	—
PFNY Holdings, LLC	366,409	—
MHE Intermediate Holdings, LLC	357,143	866,429
Berner Food & Beverage, LLC	336,585	598,373
CorEvitas, LLC	334,500	1,181,433
Acquia Inc.	277,412	431,113
Apptio, Inc.	276,923	276,923
Liquid Environmental Solutions Corporation	267,804	—
Digital.AI Software Holdings, Inc.	217,758	236,693
Assembled Brands Capital LLC	217,316	2,690,942
Telestream Holdings Corporation	150,300	360,720
109 Montgomery Owner LLC	115,350	226,821
LSL Holdco, LLC	102,570	—
Coty Inc.	—	6,352,000
Athenex, Inc.	—	6,242,124
Gulf Operating, LLC	—	3,470,000
Latam Airlines Group S.A.	—	1,883,102
Sunland Asphalt & Construction, LLC	—	1,767,564
NeuAG, LLC	—	1,551,000
SumUp Holdings Luxembourg S.À.R.L.	—	1,406,325
Olaplex, Inc.	—	1,026,000
Thermacell Repellents, Inc.	—	833,333
SIO2 Medical Products, Inc.	—	617,786
The Avery	—	466,977
	$22,812,917	$48,497,448

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Derivative Instruments
The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement ("ISDA Master Agreement") with its derivative counterparty, The Bank of New York Mellon. The ISDA Master Agreement permits a single net payment in the event of a default or similar event. As of September 30, 2022, no cash collateral has been pledged to cover obligations and no cash collateral has been received from the counterparty with respect to the Company's foreign currency forward contracts.
Net unrealized gains or losses on foreign currency forward contracts are included in “net unrealized appreciation (depreciation)” and net realized gains or losses on foreign currency forward contracts are included in “net realized gains (losses)” in the accompanying Consolidated Statements of Operations. Foreign currency forward contracts are considered undesignated derivative instruments.
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2022.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$13,066,310	€12,710,431	11/10/2022	$580,858	$—	Derivative asset
Foreign currency forward contract	$15,205,487	£12,568,533	11/10/2022	$1,165,449	$—	Derivative asset
				$1,746,307	$—
Certain information related to the Company’s foreign currency forward contracts is presented below as of September 30, 2021.

Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	$13,551,234	€11,534,208	11/12/2021	$173,075	$—	Derivative asset
Foreign currency forward contract	$17,392,336	£12,568,533	11/12/2021	$444,929	$—	Derivative asset
				$618,004	$—

Note 13. Pending Merger with OCSL
On September 14, 2022, we entered into the Merger Agreement, which provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, with us continuing as the surviving company and as OCSL’s wholly-owned subsidiary and, immediately thereafter, we will merge with and into OCSL, with OCSL continuing as the surviving company. Both our board of directors and the board of directors of OCSL, including all of the respective independent directors, in each case, on the recommendation of a special committee comprised solely of certain independent directors of us or OCSL, as applicable, have approved the Merger Agreement and the transactions contemplated thereby.
At the Effective Time, each share of our common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by OCSL or any of its consolidated subsidiaries (the “Cancelled Shares”)) will be converted into the right to receive a number of shares of OCSL Common Stock equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares.
As of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the Effective Time, which we refer as the “Determination Date”, each of us and OCSL will deliver to the other a calculation of its net asset value as of such date, in each case using a pre-agreed set of assumptions, methodologies and adjustments. We refer to such calculation with respect to us as the “Closing OSI2 Net Asset Value” and with respect to OCSL as the “Closing OCSL Net Asset Value”. Based on such calculations, the parties will calculate the “OSI2 Per Share NAV”, which will be equal to (i) the Closing OSI2 Net Asset Value divided by (ii) the number of shares of our common stock issued and outstanding as of the Determination Date

OAKTREE STRATEGIC INCOME II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(excluding any Cancelled Shares), and the “OCSL Per Share NAV”, which will be equal to (A) the Closing OCSL Net Asset Value divided by (B) the number of shares of OCSL Common Stock issued and outstanding as of the Determination Date. The “Exchange Ratio” will be equal to the quotient (rounded to four decimal places) of (i) the OSI2 Per Share NAV divided by (ii) the OCSL Per Share NAV.
We and OCSL will update and redeliver the Closing OSI2 Net Asset Value or the Closing OCSL Net Asset Value, respectively, in the event of a material change to such calculation between the Determination Date and the closing of the Mergers and if needed to ensure that the calculation is determined within 48 hours (excluding Sundays and holidays) prior to the Effective Time.
The Merger Agreement contains customary representations and warranties by each of us, OCSL and Oaktree. The Merger Agreement also contains customary covenants, including, among others, covenants relating to the operation of each of our and OCSL’s businesses during the period prior to the closing of the Mergers.
Consummation of the Mergers, which is currently anticipated to occur during the second fiscal quarter of 2023, is subject to certain closing conditions, including requisite approvals of our and OCSL’s stockholders and certain other closing conditions.
The Merger Agreement also contains certain termination rights in favor of us and OCSL, including if the Mergers are not completed on or before June 30, 2023 or if the requisite approvals of our or OCSL’s stockholders are not obtained. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring us may be required to pay OCSL a termination fee of approximately $9.8 million. The Merger Agreement provides that, upon the termination of the Merger Agreement under certain circumstances, a third party acquiring OCSL may be required to pay to us a termination fee of approximately $37.9 million.
Note 14. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of and for the year ended September 30, 2022, except as discussed below.
Distribution Declaration
On December 12, 2022, the Company's Board of Directors approved a quarterly distribution of $0.44 per share, payable in cash on December 27, 2022 to the Company's stockholders of record as of the close of business on December 15, 2022. Additionally, on December 12, 2022, the Company's Board of Directors approved a special distribution of $0.23 per share, payable in cash on December 27, 2022 to the Company's stockholders of record as of the close of business on December 15, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely identifying, recording, processing, summarizing and reporting any material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2022.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s business and affairs is managed under the oversight of our board of directors (the “Board”). The Board consists of four members. The Board may modify the number of its members in accordance with our amended and restated bylaws, except that the number of directors may never be fewer than one or greater than twelve and no decrease in the number of directors will shorten the term of any incumbent director. Pursuant to Section 56 of the Investment Company Act, a majority of the directors of the Board must be comprised of persons who are not “interested persons” of the Company, as defined in Section 2(a)(19) of the Investment Company Act. Therefore, under the Investment Company Act, a majority of the directors of the Board are independent. In addition, the Board has determined that it is appropriate that a majority of the directors meet the definition of “independent director” under the corporate governance standards of Nasdaq. We refer to our directors who are not “interested persons” under the Investment Company Act and who satisfy the independent director requirements of NASDAQ as “Independent Directors.”

Directors

Information regarding our Board is set forth below. The directors are divided into two groups — interested directors and Independent Directors. The interested director is an “interested person” of the Company, as defined in Section 2(a)(19) of the Investment Company Act.

Name, Address, and Age(1)	Positions with Company – Length of Time Served; Term of Office	Principal Occupation(s) During the Past Five Years	Number of Companies in Fund Complex(2) Overseen by Director	Other Directorships Held by Director or Nominee Director During the Past Five Years(3)
Interested Director
Armen Panossian (46)	Class III Director, Chairman, Chief Executive Officer and Chief Investment Officer since 2019; term expires in 2024	Chairman, Chief Executive Officer and Chief Investment Officer of the Company; Chairman, Chief Executive Officer and Chief Investment Officer of Oaktree Strategic Credit Fund (“OSCF”) since December 2021; Chief Executive Officer and Chief Investment Officer of OCSL since 2019; Chief Executive Officer and Chief Investment Officer of Oaktree Strategic Income Corporation (“OCSI”) from September 2019 to March 2021; Managing Director and Head of Liquid Credit of OCM, as well as portfolio manager for OCM’s U.S. Senior Loan strategies	2	Trustee, OSCF (2021-present)
Independent Directors
Allison Keller (57)	Class II Director since 2018; term expires in 2023	Since 2007, Executive Director and Chief Financial Officer of W.M. Keck Foundation; from 2007 through 2016, Ms. Keller was also the President of Oakmont Corporation, a private investment firm and family office assisting multi-generational, high net worth extended families and related private foundations.	2	Trustee, OSCF (2021-present)
Stephen Mosko (66)	Class I Director since 2018; term expires in 2025	Chief Executive Officer of Village Roadshow Entertainment Group since October 2018; from 2015 to 2016, Mr. Mosko served as Chair of Sony Pictures Television for which he remains a consultant. Mr. Mosko also served as the President of Sony Pictures’ U.S. Television operation, Executive Vice President of Sales for Sony Pictures Television and Vice President of the Western Region for Columbia TriStar Television Distribution.	2	Trustee, OSCF (2021-present)
Deborah Gero (62)	Class I Director since 2019; term expires in 2025	Until 2018, various positions with AIG, including as a Senior Managing Director and Deputy Chief Investment Officer of AIG Asset Management from 2012 to 2018 and Chief Risk Officer for the Life and Retirement division from 2009 to 2012	3	Director, OCSL (2019-present); Trustee, OSCF (2021-present); Previously a member of the board of directors of OCSI
_____________________
(1) The address of all directors is c/o Oaktree Strategic Income II, Inc., 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
(2) “Fund Complex” includes the Company, OCSL and OSCF, each a company that has elected to be regulated as a “business development company” under the Investment Company Act.
(3) Except as set forth in this table, none of the Company’s directors otherwise serves, or has served during the past five years, as a director of an investment company registered under the Investment Company Act or of a company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act.

Executive Officers who are not Directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position
Mathew Pendo	59	President
Matthew Stewart	38	Chief Operating Officer
Christopher McKown	41	Chief Financial Officer and Treasurer
Ashley Pak	44	Chief Compliance Officer

The address for each of our executive officers is Oaktree Strategic Income II, Inc., c/o Oaktree Capital Management, L.P., 333 South Grand Avenue 28th Floor, Los Angeles, CA 90071.

Biographical Information

Additional biographical information regarding our current directors and executive officers is set forth below.

Interested Director

Armen Panossian. Mr. Panossian has been a member of the Board and has served as the Company’s Chairman, Chief Executive Officer and Chief Investment Officer since September 2019. Since December 2021, Mr. Panossian has also served as Chief Executive Officer, Chief Investment Officer and Chairman of OSCF. Mr. Panossian has also served as Chief Executive Officer and Chief Investment Officer of OCSL since September 2019. Mr. Panossian also served as the Chief Executive Officer and Chief Investment Officer of OCSI from September 2019 until OCSI merged with and into OCSL on March 19, 2021. In addition, Mr. Panossian is a managing director and OCM’s Head of Performing Credit where his responsibilities include oversight of the firm’s performing credit activities including the senior loan, high yield bond, private credit, convertibles, structured credit and emerging markets debt strategies. He also serves as a portfolio manager within the Global Private Debt and Global Credit strategies. Mr. Panossian joined OCM in 2007 as a senior member of its Global Opportunities group. In January 2014, he joined the U.S. Senior Loan team to assume co-portfolio management responsibilities and lead the development of OCM’s CLO business. Mr. Panossian joined OCM from Pequot Capital Management, where he worked on their distressed debt strategy. Mr. Panossian received a B.A. degree in economics with honors and distinction from Stanford University, where he was elected to Phi Beta Kappa. Mr. Panossian then went on to receive an M.S. degree in health services research from Stanford Medical School and J.D. and M.B.A. degrees from Harvard Law School and Harvard Business School. Mr. Panossian serves on the Advisory Board of the Stanford Institute for Economic Policy Research. He is a member of the State Bar of California.

Independent Directors

Deborah Gero. Ms. Gero has been a member of the Board since September 2019. Ms. Gero has also been a member of the board of directors of OCSL since March 2019 and a member of the board of trustees of OSCF since December 2021. Ms. Gero has held various positions with AIG, including as a Senior Managing Director and Deputy Chief Investment Officer of AIG Asset Management, where she was responsible for developing the firm’s investment strategy for approximately $300 billion of insurance company portfolios from 2012 to 2018. She joined AIG in 2009 and served as Chief Risk Officer for the Life and Retirement division until 2012. Before joining AIG, Ms. Gero was a consultant from 2003 to 2009, focusing on collateralized debt obligation investment management and investments in insurance companies. Prior to her work as a consultant, Ms. Gero spent eight years at AIG and its predecessor entities in a variety of capacities including Portfolio Manager of a $3 billion collateralized debt obligation portfolio and Corporate Actuary. Previous experiences include numerous actuarial and asset/liability management roles at Conseco, Inc., Tillinghast/Towers-Perrin and Pacific Mutual Life Insurance Company. Ms. Gero currently serves as a director of Newport Re, Ltd. and The Friends of the Brentwood Art Center and as a member of the Investment Committee of United Way of Greater Los Angeles. Ms. Gero has previously served as a director of OCSI, Aurora National Life Insurance Company and New California Life Holdings, as well as several insurance and asset management subsidiaries of AIG. Ms. Gero received a B.A. degree in mathematics from the University of Notre Dame. She is a CFA charterholder, a fellow in the Society of Actuaries and a member of the American Academy of Actuaries.

Stephen Mosko. Mr. Mosko has been a member of the Board and has served as a member of the Audit Committee since July 2018. Mr. Mosko has also been a member of the board of trustees of OSCF since December 2021. Since October 2018, Mr. Mosko has served as Chief Executive Officer of Village Roadshow Entertainment Group. Mr. Mosko formerly served as Chair of Sony Pictures Television for which he remains a consultant. Mr. Mosko also served as the President of Sony Pictures’

U.S. Television operation, Executive Vice President of Sales for Sony Pictures Television and Vice President of the Western Region for Columbia TriStar Television Distribution. Before joining Sony Pictures, Mr. Mosko held earlier career positions as Local Sales Manager of NBC affiliate WMAR-TV in Baltimore, and in Philadelphia as General Sales Manager of WTAF-TV and Vice President and Station Manager of WPHL-TV. Mr. Mosko has served as Chairman of the National Association of Television Program Executives; Chairman of the Academy of Television Arts & Sciences Foundation; Director of Game Show Network, LLC and Game Show Network; Director of The Advertising Council, Inc.; Member of the Board of Directors for the Celine Cousteau Film Fellowship; Member of the Executive Committee of the Los Angeles Board of Governors of The Paley Museum; Member of the National Board of Junior Achievement; Member of the Executive Board of the UCLA School of Theater, Film and Television; Director at Loyola Marymount University, Los Angeles; Member of the Philadelphia Police Department’s Drug Advisory Council; and President of the Philadelphia Ad Club. Mr. Mosko received his Bachelor of Arts in Communications from the University of Delaware. Mr. Mosko also received honorary degrees from Loyola Marymount University, Chapman University and the University of Delaware.

Allison Keller. Ms. Keller has been a member of the Board and has served as the Chair of the Audit Committee since July 2018. Ms. Keller has also been a member of the board of trustees of OSCF since December 2021. Since 2007, Ms. Keller has been the Executive Director and Chief Financial Officer of the W.M. Keck Foundation, a foundation focused primarily on promoting pioneering scientific discoveries as well as undergraduate education and, in Southern California, community programs. Ms. Keller manages the program, investment, staff and administrative activities while working closely with the foundation’s board of directors to develop the foundation’s vision and strategies. From 2007 through 2016, Ms. Keller was also the President of Oakmont Corporation, a private investment firm and family office assisting multi-generational, high net worth extended families and related private foundations. Previously, Ms. Keller was a corporate partner with O’Melveny & Myers LLP. Ms. Keller’s practice focused on raising public and private capital, counseling private and public company boards of directors on strategic transactions and corporate governance policies, negotiating business combinations and reviewing complex regulatory filings. Ms. Keller’s philanthropic work includes board service in both public and private higher education and K-12 education and medical research and education. Ms. Keller has also performed pro bono legal work for multiple community organizations in Los Angeles. Ms. Keller earned her A.B. from Princeton University and J.D. from UCLA School of Law.

Executive Officers

Mathew Pendo. Mr. Pendo has served as President of since August 2019. Mr. Pendo has served as President of OCSL and OSCF since August 2019 and December 2021, respectively. Mr. Pendo also currently serves as Managing Director, Head of Corporate Development and Capital Markets for OCM, which he joined in 2015, and as Chief Operating Officer of Oaktree Acquisition Corp. III since February 2021. Mr. Pendo previously served as Chief Operating Officer of OCSL from October 2017 to January 2022, as Chief Operating Officer and President of OCSI from October 2017 and August 2019, respectively, until March 2021, as Chief Operating Officer of the Company from July 2018 until December 2021 and as Chief Operating Officer of Oaktree Acquisition Corp. II. from August 2020 until June 2022.

Prior to joining OCM in 2015, Mr. Pendo was at the investment banking boutique of Sandler O’Neill Partners, where he was a managing director focused on the financial services industry. Prior thereto, Mr. Pendo was the chief investment officer of the Troubled Asset Relief Program (TARP) of the U.S. Department of the Treasury, where he was honored with the Distinguished Service Award. There, he built and managed a team of 20 professionals overseeing the Treasury’s $200 billion TARP investment activities across multiple industries including AIG, GM and the banks, and all levels of the capital structure. Mr. Pendo began his career at Merrill Lynch, where he spent 18 years, starting in their investment banking division before becoming managing director of the technology industry group. Subsequently, Mr. Pendo was a managing director at Barclays Capital, first serving as co-head of U.S. Investment Banking and then co-head of Global Industrials group. Mr. Pendo previously served as a member of the Board of Directors of Keypath Education, Inc., New IPT Holdings, LLC and SuperValue Inc. He received a bachelor’s degree in economics from Princeton University, cum laude.

Matthew Stewart. Mr. Stewart has served as Chief Operating Officer of the Company since December 2021. Mr. Stewart has also served as the Chief Operating Officer of OCSL and OSCF since December 2021. Mr. Stewart is a Senior Vice President and investment professional on OCM’s Strategic Credit team. Prior to joining OCM in 2017, Mr. Stewart was a vice president at Fifth Street Management. Prior thereto, he was a director at Stifel Nicolaus where he worked in the Leveraged Finance Group. Mr. Stewart began his career as a senior associate at BDO Consulting in the Business Restructuring group before moving on to serving as a vice president in the institutional fixed income business at Knight Capital Group. He received a B.B.A. in finance and a B.S. in accountancy from Villanova University. Mr. Stewart is a Certified Public Accountant (inactive) and CFA charterholder.

Christopher McKown. Mr. McKown has served as Chief Financial Officer and Treasurer of the Company since January 2022. Mr. McKown has also served as Chief Financial Officer and Treasurer of OCSL and OSCF since November 2021 and

December 2021, respectively. Mr. McKown joined OCM in 2011 and currently serves as a Managing Director responsible for fund accounting and reporting for OCM’s Strategic Credit strategy. Mr. McKown previously served as the Assistant Treasurer of the Company and OCSL and also served as Assistant Treasurer of OCSI until March 2021. Prior to joining OCM, Mr. McKown worked in the audit practice at KPMG LLP. Mr. McKown received a B.A. degree in business economics with a minor in accounting cum laude from the University of California, Los Angeles and is a Certified Public Accountant (inactive).

Ashley Pak. Ms. Pak has served as the Company’s Chief Compliance Officer since November 2021. Ms. Pak has also served as the Chief Compliance Officer of OCSL and OSCF since November 2021 and December 2021, respectively. Ms. Pak joined OCM in 2007 and currently serves as a Senior Vice President in the Compliance Department. Prior to joining OCM, she was a Compliance/Legal Specialist at Associated Securities Corp. Ms. Pak received a B.A. in Business Administration from Seattle University and an MBA from the University of Massachusetts, Amherst – Isenberg School of Management.

Committees of the Board of Directors

Our Board has established an audit committee (the “Audit Committee”). We do not have a nominating committee because we believe the function typically served by such committee is best handled by those trustees whose term is not expiring currently. We do not have a compensation committee because our executive officers do not receive any direct compensation from us.

Audit Committee

The Audit Committee is currently composed of Ms. Keller and Mr. Mosko, each of whom is an Independent Director. Ms. Keller serves as Chair of the Audit Committee. The Board has determined that Ms. Keller is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Each of Ms. Keller and Mr. Mosko meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act. The Audit Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Committee. A copy of the charter was attached as Attachment A to the Company’s definitive proxy statement for the fiscal year ended September 30, 2018, which the Company filed with the SEC on June 7, 2019. The Audit Committee’s responsibilities include selecting the Company’s independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Company’s financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing the Company’s annual financial statements, overseeing internal audit staff and periodic filings and receiving the Company’s audit reports and financial statements.

Code of Business Conduct

The Company has adopted a Code of Business Conduct which applies to, among others, executive officers, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and all other officers, employees and directors of the Company.

There have been no material changes to our Code of Business Conduct or material waivers of Code of Business Conduct that apply to our Chief Executive Officer or Chief Financial Officer.

The Company undertakes to provide a copy of the Code of Business Conduct to any person, without charge, upon request. Requests for a copy of the Code of Business Conduct may be made in writing addressed to Oaktree Strategic Income II, Inc., 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071, Attention: General Counsel and Secretary.

Item 11. Executive Compensation

Compensation of Executive Officers

The Company does not currently have any employees and does not expect to have any employees. Services necessary for our business are provided by individuals who are employees of Oaktree or its affiliates or by subcontractors, pursuant to the terms of the Investment Advisory Agreement entered into by and between the Company and the Adviser, and the Administration Agreement entered into by and between the Company and the Administrator. Each of our executive officers is an employee of Oaktree or its affiliates and does not receive direct compensation from us. Our day‑to-day investment operations are managed by the Adviser. Most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates or by subcontractors.

Compensation of Independent Directors

Each Independent Director receives the following amounts for serving as a director of the Company: (i) a $50,000 annual fee; and (ii) an annual fee of $5,000 for the Chair of our Audit Committee.

The Independent Directors review their own compensation and recommend to the Board the appropriate level of compensation. In conducting their review, the Independent Directors use such information as they deem relevant, including compensation paid to directors of other BDCs of similar size and the time and effort required of the directors in fulfilling their responsibilities to the Company. The Board then determines the compensation of the Independent Directors. This level of compensation may be adjusted from time to time.

The following table sets forth information concerning total compensation earned by or paid to each of the Independent Directors during the fiscal year ended September 30, 2022. No compensation is expected to be paid to directors who are interested directors:

	Fees Earned or Paid in Cash	Total Compensation from the Company	Total Compensation from the Fund Complex(1)
Allison Keller, Independent Director	$55,000	$55,000	$107,538
Steven Mosko, Independent Director	$50,000	$50,000	$102,538
Deborah Gero, Independent Director	$50,000	$50,000	$283,468
_____________________
(1) “Fund Complex” includes the Company, OCSL and OSCF, each a company that has elected to be regulated as a “business development company” under the Investment Company Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of December 13, 2022, the beneficial ownership information of each director of the Company, as well as the Company’s executive officers, each person known to it to beneficially own 5% or more of the outstanding shares of its common stock, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 17,401,121 shares of common stock outstanding as of December 13, 2022.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Based upon the absence of filings with the SEC by persons reporting beneficial ownership of 5% or more of the Company’s common stock, the Company believes there are no such persons.
Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table below has sole voting and investment power over the shares beneficially owned by such beneficial owner. The directors are divided into two groups — interested director and Independent Directors. The interested director is an “interested person” of the Company as defined in Section 2(a)(19) of the Investment Company Act. The address of all executive officers and directors is c/o Oaktree Strategic Income II, Inc., 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

Name	Number of Shares of Common Stock Owned Beneficially	Percentage of Company Common Stock Outstanding
Interested Director:
Armen Panossian	—	—
Independent Directors:
Deborah Gero	—	—
Allison Keller	—	—
Steven Mosko	—	—
Executive Officers:
Christopher McKown	—	—
Mathew Pendo	—	—
Matthew Stewart	—	—
Ashley Pak	—	—
All Executive Officers and Directors as a Group (1)
5% Holders	—	—
__________

(1) Amount only includes Section 16(a) reporting persons of the Company.

The following table sets forth, as of December 13, 2022, the dollar range of our equity securities that is beneficially owned by each of the current directors of the Company.

Name	Dollar Range of Equity Securities Beneficially Owned (1)
Interested Director:
Armen Panossian	None
Independent Director:
Deborah Gero	None
Allison Keller	None
Steven Mosko	None
__________
(1) Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Investment Advisory Agreement
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

For purposes of calculating the Management Fee, the Gross Asset Value is determined by the Company’s Board (including any committee thereof). Until August 6, 2019, the Management Fee for each quarter was calculated based on the Company’s average Gross Asset Value at the end of each month during such calendar quarter (prior to taking into account any Incentive Fee); provided, that the Management Fee for the Company’s first calendar quarter was calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). Following August 6, 2019, the Management Fee for each quarter is calculated based on the Company’s average Gross Asset Value at the end of such quarter and at the end of the preceding quarter (in each case, prior to taking into account any Incentive Fee); provided, that the Management Fee for the calendar quarter in which the Company consummates a Qualified Listing will be calculated based on the Company’s Gross Asset Value at the end of such calendar quarter (prior to taking into account any Incentive Fee). For the year ended September 30, 2022, base management fees were $5,656,120.

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

(b) Catch-Up: 100% of the Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than a 1.875% (7.5% annualized) rate of return on the value of the Company’s net assets in such calendar quarter (the “Catch-Up”), which is intended to provide the Adviser with 20% of the Pre-Incentive Fee Net Investment Income as if the Hurdle Rate did not apply, if the Pre-Incentive Fee Net Investment Income exceeds the Hurdle Rate in such calendar quarter; and

(c) 80/20 Split: 20% of the Pre-Incentive Fee Net Investment Income, if any, that exceeds a 1.875% (7.5% annualized) rate of return on the value of the Company’s net assets in such calendar quarter, so that once the Hurdle Rate is reached and the Catch-Up in (a) immediately above is achieved, 20% of the Pre-Incentive Fee Net Investment Income thereafter is allocated to the Adviser.

The foregoing calculations will be appropriately prorated for any period of less than three months and adjusted for any issuances or repurchases of Common Stock during a quarter. For the year ended September 30, 2022, Investment Income Incentive Fees were $7,723,049.
Capital Gains Incentive Fee

In addition to the Investment Income Incentive Fee described above, the Adviser is entitled to receive a Capital Gains Incentive Fee (as defined below). The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each calendar year. The Capital Gains Incentive Fee is equal to 20% of the realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each calendar year, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee with respect to each of the investments in the Company’s portfolio, provided, that the Capital Gains Incentive Fee determined as of December 31, 2018 was calculated for a period of shorter than 12 calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of the Initial Closing through the end of 2018 (the “Capital Gains Incentive Fee,” and together with the Investment Income Incentive Fee, the “Incentive Fees”). As of September 30, 2022, the Company paid $1,496,334 of capital gains incentive fees cumulatively under the Investment Advisory Agreement.

Although the Capital Gains Incentive Fee due to the Adviser is not payable until it is contractually due based on the Investment Advisory Agreement, the Company accrues this component at the end of each reporting period based on the Company’s realized capital gains, if any, on a cumulative basis from the date of the Initial Closing through the end of each reporting period, computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation, less the aggregate amount of any previously paid Capital Gains Incentive Fee, as contractually included in the calculation of the Capital Gains Incentive Fee, plus the cumulative amount of unrealized capital appreciation. If such amount is positive at the end of a period, then the Company will accrue an incentive fee equal to 20% of such amount. If such amount is negative, then there will be no accrual for such period or an appropriate reduction in any amount previously accrued. U.S. GAAP requires that the Capital Gains Incentive Fee accrual consider cumulative unrealized capital appreciation in the calculation, as a Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the year ended September 30, 2022, the Company reversed previously accrued Capital Gains Incentive Fees of $1,988,557. As of September 30, 2022, there was no accrued capital gains incentive fee liability.

Administration Agreement

The Company is externally administered pursuant to the Administration Agreement. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities (certain of which are located in buildings owned by a Brookfield affiliate), equipment and clerical, bookkeeping and recordkeeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, the Company’s required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, and being responsible for the financial records that the Company is required to maintain and preparing reports to stockholders and reports filed with the SEC. In addition, the Administrator assists the Company in determining and publishing the net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.

Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement and providing personnel and facilities. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party, by the vote of a majority of the Company’s outstanding voting securities, or by the vote of the Company’s directors or by the Administrator. In addition, our Administrator entered into the Sub-Administration Agreement with State Street, pursuant to which State Street provides certain administrative and professional services. The Company bears all of the costs and expenses of any sub-administration agreements that the Administrator enters into.

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

For the year ended September 30, 2022, the Company incurred $575,978 of expenses under the Administration Agreement.

Placement Agent Agreement

The Company has entered into a Placement Agent Agreement with the Placement Agent, which may require investors (other than investors sourced by the Company, the Adviser, the Placement Agent or their respective affiliates) to pay a distribution fee to the Placement Agent for its services. Although the Company does not pay any fees to the Placement Agent, the Company indemnifies the Placement Agent in connection with its activities.

Co-Investment Relief

The Adviser has received exemptive relief from the SEC to allow certain managed funds and accounts, each of whose investment adviser is the Adviser or an investment adviser controlling, controlled by or under common control with the Adviser, as well as certain Oaktree proprietary accounts, to participate in negotiated co-investment transactions where doing so is consistent with the applicable registered fund’s or BDC’s investment objective and strategies as well as regulatory requirements and other pertinent factors, and pursuant to the conditions of the SEC order.

Review, Approval or Ratification of Transactions with Related Persons

The Independent Directors of the Company are required to review, approve or ratify any transactions with related persons (as such term is defined in Item 404 of Regulation S K).

Director Independence

For information regarding the independence of our directors, see “Directors, Executive Officers and Corporate Governance” in Part III, Item 10 of this Form 10-K.

Item 14. Principal Accountant Fees and Services

Independent Auditor’s Fees

The following table presents fees for professional services rendered by Ernst & Young LLP (“EY”) for the fiscal years ended September 30, 2022 and 2021.

	2022	2021
Audit Fees	$285,000	$275,000
Audit-Related Fees	$—	$—
Aggregate Non-Audit Fees:
Tax Fees	$60,500	$60,500
All Other Fees	—	—
Total Aggregate Non-Audit Fees	$60,500	$60,500
Total Fees	$345,500	$335,500
Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of the Company’s year-end financial statements and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.
Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
Tax Fees. Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state and local tax compliance.
All Other Fees. All other fees would include fees for products and services other than the services reported above.
Aggregate Non-Audit Fees. Aggregate non-audit fees billed by EY to Oaktree and its affiliates who provide on-going services to the Company during the fiscal years ended September 30, 2022 and 2021 were $8,415,000 and $7,216,803, respectively. The Audit Committee does not consider the provision of such services to be incompatible with maintaining EY’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) Documents filed as part of this annual report

The following reports and financial statements are set forth in Part II, Item 8 of this Form 10-K:

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
2.1
Agreement and Plan of Merger among Oaktree Strategic Income II, Inc., Oaktree Specialty Lending Corporation, Project Superior Merger Sub, Inc. and Oaktree Fund Advisors LLC (for the limited purposes set forth therein), dated as of September 14, 2022(1)

3.1	Amended and Restated Certificate of Incorporation (2)
3.2	Amended and Restated Bylaws (2)
4.1	Form of Subscription Agreement (3)
4.2	Description of Securities *
10.1	Amended and Restated Investment Advisory Agreement, dated as of May 11, 2020, by and between the Company and Oaktree Fund Advisors, LLC. (4)
10.2	Administration Agreement, dated as of September 30, 2019, by and between the Company and Oaktree Fund Administration, LLC (5)
10.3	Form of Indemnification Agreement (2)
10.4	Custody Agreement, dated as of July 31, 2018, by and between the Company and The Bank of New York Mellon (2)
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

10.8	Loan and Security Agreement, dated as of June 9, 2020, by and between Oaktree Strategic Income II, Inc., as borrower, and City National Bank, as lender. (9)
10.9	Third Amendment to Loan and Security Agreement, dated as of December 31, 2020, by and among Oaktree Strategic Income II, Inc., OSI 2 Senior Lending SPV, LLC, and Citibank, N.A.(10)
10.10	Fourth Amendment to Loan and Security Agreement, dated as of March 31, 2021, by and among Oaktree Strategic Income II, Inc., OSI 2 Senior Lending SPV, LLC, and Citibank, N.A.(11)
10.11	First Amendment to Loan and Security Agreement, dated as of March 31, 2021, by and between Oaktree Strategic Income II, Inc. and City National Bank.(12)
21	Subsidiaries: ● OSI 2 Senior Lending SPV, LLC - Delaware
24	Power of Attorney (included on the signature page hereto)*
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Form 8-K filed by the Company on September 15, 2022 (File No. 814-02181)
(2)	Incorporated by reference to the Company’s Form 10-12G filed by the Company on August 3, 2018 (File No. 000-55975)
(3)	Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on October 2, 2018 (File No. 000-55975)
(4)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed by the Company on May 13, 2020 (File No. 814-01281)
(5)	Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K, filed by the Company on December 18, 2019 (File No. 814-01281)
(6)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed by the Company on August 14, 2019 (File No. 814-01281)
(7)	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed by the Company on December 18, 2019 (File No. 814-01281)
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on July 8, 2020 (File No. 814-01281)
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on June 12, 2020 (File No. 814-01281)
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on January 6, 2021 (File No. 814-01281)
(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on April 6, 2021 (File No. 814-01281)
(12)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed by the Company on April 6, 2021 (File No. 814-01281)

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
Christopher McKown
Chief Financial Officer and Treasurer
Date: December 14, 2022

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Armen Panossian and Christopher McKown, and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and any or all amendments to this Report, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any other regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in order to effectuate the same, as fully to all intents and purposes as he himself might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Armen Panossian Armen Panossian	Chairman, Chief Executive Officer and Chief Investment Officer (principal executive officer)	December 14, 2022

/s/ Christopher McKown Christopher McKown	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	December 14, 2022

/s/ Deborah A. Gero Deborah A. Gero	Director	December 14, 2022

/s/ Allison Keller Allison Keller	Director	December 14, 2022

/s/ Steve Mosko Steve Mosko	Director	December 14, 2022